Form 10QSB
period 1996-06-30
NETWORK SYSTEMS INTERNATIONAL INC
filed 1996-08-13
CIK 842722

15



UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT of 1934.
             For the quarterly period ended June 30, 1996

                                    OR

__        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from ________, 19__, to _______, 19__.

Commission File Number: 33-25308-D
CUSIP NUMBER 64121L 10 3

NETWORK SYSTEMS INTERNATIONAL, INC.
(Exact Name of Registrant as Specified in Charter)

     Nevada                                     87-0460247
(State or Other Jurisdiction of           (I.R.S. Employer Identification
Incorporation or Organization)                       Number)

                200 North Elm Street, Greensboro, North Carolina 27401
                 (Address of Principal Executive Offices, Including Zip Code)

                               (910) 271-8400
           (Registrant's Telephone Number, Including Area Code)

                           AQUA AUSTRALIS, INC.
                   1901 East University, Suite 200, Mesa, AZ 85023
          (Former Name, Former Address and Former Fiscal Year, if Changed)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

          X    YES       ___   NO

There were 5,806,176 shares of the Registrant's .001 par value common stock outstanding as of June 30, 1996.

Transitional Small Business Format (check one)  Yes __     No X


                       NETWORK SYSTEMS INTERNATIONAL, INC.
                         (Formerly Aqua Australis, Inc.)







                                    Contents






Part I - Financial Information

     Item 1.   Financial Statements
          Consolidated Balance Sheets
               June 30, 1996                                          3
          Consolidated Statement of Operations
               Three months ended June 30, 1996 and 1995 and
               Six months ended June 30, 1996 and 1995                4
          Consolidated Statements of Cash Flow
               Six months ended June 30, 1996 and 1995                5
          Consolidated Statement of Changes in Stockholder's Equity   6
          Notes to Consolidated Financial Statements                  7-14
     Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               15-18
Part II
     Item 4.   Submission of Matters to Vote of Security Holders      19
     Item 5.   Other matters                                          19
     Item 6.   Exhibits and Reports on Form 8-K                       20
     Signatures                                                       21
     Exhibit Index                                                    22
<page2>
Item 1.   Financial Statements

              Network Systems International, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                            June 30, 1996 (unaudited)
Assets
Current Assets
     Cash                                       $  228,388
     Accounts receivable, trade, net of
       allowance of $455,000                     1,147,910
     Cost and estimated earnings in excess
       of billings on uncompleted contracts         10,212
     Accounts receivable, related parties           13,362
     Marketable securities and other current
       assets                                       32,215

                                                 1,432,087

Property and equipment, net of accumulated
    depreciation                                   858,871

Other Assets
     Software development costs, net of
       accumulated amortization                    922,981
     Other                                          17,664
                                                   940,645

                                                $3,231,603

Liabilities and Stockholders' Equity
Current Liabilities:
     Notes payable, current portion             $   84,500
     Capital lease obligation, current portion      50,306
     Accounts payable, trade                       158,707
     Other accrued liabilities                      42,226
     Deferred revenue                              102,314
     Income taxes payable                          106,600
     Billings in excess of costs and earnings
     on uncompleted contracts                      116,640

Total current liabilities                          661,293


Long Term Liabilities:
     Income tax payable                            287,600
     Deferred income taxes                         359,100
     Notes payable, net of current maturities      410,115
     Capital lease obligation, net of current
       maturities                                  177,272
Total long term liabilities                      1,234,087


Stockholders' Equity
     Common Stock; $.001 par value; authorized
       100,000,000 shares; issued and
       outstanding 5,806,176 shares                  5,806

     Capital in excess of par value              2,137,335
     Accumulated (Deficit)                        (787,731)
     Notes receivable from officers on common
       stock purchases                              (7,348)
     Unrealized loss on Marketable securities      (11,839)
Total stockholders' equity                       1,336,223

                                                $3,231,603
The accompanying notes are an integral part of the consolidated financial statements.
<page3>

Network Systems International, Inc. and Subsidiaries
Consolidated Statement of Operations (unaudited)
                  Three Months Ended June 30    Six Months Ended June 30
                            1996         1995       1996          1995
Revenue:
Licensing revenue       $  154,959   $  199,364 $  445,958    $  363,666
   Equipment revenue        80,592      162,401    803,629       788,680
   Servicing revenue       367,530      379,150  1,392,776       490,969
Total revenue              603,081      740,915  2,642,363     1,643,315

Operating expenses
   Cost of sales and       180,211      334,526  1,101,633       977,602
services
   Research and             87,410      128,550    113,798       257,100
development
   General and             294,499      383,252    708,309       777,904
administrative
                           562,120      846,328  1,923,740     2,012,606

Operating income (loss)     40,961     (105,413)   718,623      (369,291)


Other income (expenses)
   Interest                (22,662)     (13,878)   (34,632)      (25,568)
   Other income              3,434        1,595     10,609         9,677
                           (19,228)     (12,283)   (24,023)      (15,891)


Income (loss) before
  income tax provision      21,733     (117,696)   694,600      (385,182)


Income tax provision       753,300   __________    753,300    ___________


Net loss                  (731,567)*   (117,696)   (58,700)     (385,182)


Primary net loss per
  common share              (0.09)        (0.01)     (0.00)       (0.02)


Weighted average common
  stock outstanding     8,595,668    18,003,500 13,299,584    18,003,500



* See accompanying income tax provision statement on page 12

The accompanying notes are an integral part of the consolidated financial statements.
<page4>

                       NETWORK SYSTEMS INTERNATIONAL, INC.
                                AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW (unaudited)
                                                    Six Months Ended June 30,
                                                          1996         1995
Operating activities
 Net loss                                            $  (58,700)     ($385,182)
 Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                    298,153        181,718
       (Increase) decrease in
        Accounts receivable and unbilled receivables  1,018,024        313,267
         Prepaid assets, other receivables,
          and other assets                                5,609        133,064
       Increase (decrease) in:
         Accounts payable and accrued liabilities    (1,001,239)       244,250
         Unearned revenue                                14,018         24,871
       Income tax payable and deferred income taxes     753,300
         Billings in excess of costs and earnings on
           uncompleted contracts                         30,752        104,201
 Total adjustments                                    1,118,617        981,371
 Net cash provided by operating activities            1,059,917        596,189

Investing activities
 Acquisition of property and equipment                  (23,445)      (585,171)
 Software development                                  (687,189)      (291,218)
 Proceeds on sale of marketable securities                               8,597
 Increase in cash surrender value of life insurance      (1,143)        (4,032)
 Net cash used by investing activities                 (711,777)      (871,824)

Financing activities
 Payment on notes payable, long-term debt and
     capital leases                                     (71,122)       (41,960)
 Proceeds from notes payable and long-term debt                        470,000
 Net payments on line of credit                        (110,388)       (39,903)
 Dividends paid                                                        (88,560)
 Net cash provided (used) by financing activities      (181,510)       299,577

Net increase in cash and cash equivalents               166,630         23,942

Cash and cash equivalents at January 1                   61,758         72,901

Cash and cash equivalents at June 30                 $  228,388      $  96,843

Supplemental disclosures of cash flow information
 and noncash investing and financing activities
     Cash paid (received) during the year for:
       Interest                                      $   26,443      $  25,569

In April of 1996 the stockholders of Network Information Services, Inc. and Network Investment Group, Inc. exchanged all of their common shares of stock for controlling interest in Network Systems International, Inc.
(formerly Aqua Australis, Inc.)

During the year the Company issued 50,000 shares of common stock for future consulting services.

During the first quarter the Company acquired computer equipment totaling $232,540 under capital leases.

The accompanying notes are an integral part of the consolidated financial statements.
<page5>


Network Systems International, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity (unaudited)
                                           Capital                     Net         Notes
                                             in       Retained      Unrealized    Receivable
                         Number   0.001    Excess     Earnings      Loss On      From Officers
                           of      Par     of Par   (Accumulated)   Marketable     On Common
                         Shares   Value    Value      (Deficit)     Securities   Stock Purchases   Total






Balance December 31,
 1995                 4,783,791   $5,783  $  83,617  $1,393,049     ($11,767)    ($53,600)         $1,417,082


Distribution of
stockholder
   loans                                                (53,600)                   53,600                   0

Issuance of common
stock to
  office for note       367,385      367      6,981                                (7,348)                  0
  receivable

Acquisition of
 company              5,756,176    5,756  2,112,385     (140,475)                                   1,977,666
Recapitalization of
 company              (5,151,176) (6,150)   (90,598)    (1,928,005)                                (2,024,753)

Unrealized loss on
marketable
 securities                                                                 (72)                          (72)

Common stock issued
 for services at $.50
  per share               50,000     50      24,950                                                    25,000


Net loss for the six
 month period ended     ________   ______   _______    (58,700)       ________         _______        (58,700)
 June 30, 1996

                      5,806,176   $5,806  $2,137,335 ($787,731)     ($11,839)       ($7,348)       $1,336,223

The accompanying notes are an integral part of the consolidated financial statements.
<page6>

               Network Systems International, Inc.
                        and Subsidiaries
           Notes to Consolidated Financial Statements
  For the Six and Three Months Ended June 30, 1996 and June 30, 1995


1.  Background Information

Network Systems International, Inc. (the Company), formerly Aqua Australis, Inc., was incorporated on September 21, 1988 in the state of Nevada. This corporation was considered a development stage company whose principal business activity was to seek potential business ventures and assets which would warrant involvement or purchase by the Company.

On April 21, 1996, the Company completed a reverse triangular merger whereby two of its wholly owned subsidiary corporations merged with two North Carolina corporations, with the North Carolina corporations being the surviving corporations in the merger. Immediately thereafter, the Company, with the approval of its shareholders, caused its corporate charter to be amended to change its name to Network Systems International, Inc. The newly named company is now the parent company of two wholly owned subsidiary corporations: Network Information Services, Inc.
(NIS) and Network Investment Group, Inc.(NIG), both North Carolina corporations. Immediately prior to the merger, the shareholders of the Company also approved a two for one reverse split of all issued and outstanding shares of the Company's common stock with a $.001 par value and Network Partners, LLC effectively merged into NIS. All per share data has been retroactively restated to show the effects of the two for one reverse split. In addition, immediately prior to the merger, the then controlling stockholders of the Company turned in approximately 17.5 million shares of the Company which were then canceled.

As a result of the merger, accounted for as a reverse acquisition which is similar to the purchase method of accounting, shareholders of NIS and NIG caused the transfer of all of their shares of common stock in the companies, which had a total assets value of approximately $3,800,000, to the Company in exchange for 5,250,176 shares of common stock of the Company.

NIS was incorporated under the laws of the state of North Carolina in 1985 and develops, licenses, and supports software products primarily for the textile, sewn products and process manufacturing industries. Operations are concentrated in North and South Carolina, however, NIS has clients throughout the east coast of the United States. It employs approximately 50 full-time employees. The corporate headquarters is located in Greensboro, North Carolina.

NIG was incorporated under the laws of North Carolina in April 1993 and sells computer hardware to manufacturing industries. Operations are concentrated in North Carolina and South Carolina, however, it has clients throughout the east coast of the United States. The corporate headquarters is located in Greensboro, North Carolina.
<page7>
2.   Summaries of Significant Accounting Policies

Basis of Preparation:
The financial statements as of June 30, 1996 and for the three and six month period then ended Consolidate the Accounts of Network Systems International, Inc., Network Information Services and Network Investment Group. The financial statements for the three and six months ended June 30, 1995 combine the accounts of Network Information Services, Inc., Network Investment Group, Inc. and Network Partners, LLC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of
(a) the results of operations for the three month and six months periods ended June 30, 1996 and 1995, (b) the financial position at June 30, 1996, and (c) cash flows for the six month periods ended June 30, 1996 and 1995, have been made.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments:
Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of trade receivables. The Company performs on-going credit evaluations of its customers' financial condition.

Marketable Securities:
Marketable securities are accounted for as available for sale securities and are reported at estimated fair value, with the unrealized gains and losses reported as a separate component of stockholders' equity.

Property and Equipment:
Property and equipment are recorded at cost. Depreciation is calculated by the declining-balance and straight-line methods over the estimated useful lives of the assets, ranging generally from 5 to 39.5 years. Additions to and major improvements of property and equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As property is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded. For income tax purposes, the Company uses accelerated methods of depreciation for certain assets.
<page8>
2.   Summaries of Significant Accounting Policies (continued)

Software Development Cost:
The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed." The Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release are charged to operations. Capitalization of computer software development costs begins upon the establishment of technological feasibility for the product. Capitalized software development costs amounted to $687,189, and $291,218 for the six month period ended June 30, 1996 and 1995, respectively. The Company capitalized software development cost of $406,318 and $145,621 for the 3 month period ended June 30, 1996 and June 30, 1995, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of 1) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product or 2) the straight-line method over the remaining estimated economic life of the product. The Companies have estimated that the useful economic life of its products is two years. Amortization expense of capitalized software cost amounts to $247,908 and $151,580 for the six month period ended June 30, 1996 and 1995, respectively, and is included in cost of sales. Amortization expense for the 3 month periods ended June 30, 1996 and 1995 totaled $175,824 and $75,790, respectively.

Revenue:
The Company generates several types of revenue which are accounted for as follows:

Revenue from the sale of software licenses is recognized after shipment and fulfillment of all major obligations under the terms of the licensing agreements. The licensing agreements are typically for the use of company products and are usually restricted by the number of copies, the number of users, and the term.

Revenue from "time and materials" contracts are recognized when the services are performed. Services performed which have been authorized but may not be currently billable are classified as unbilled accounts receivable.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by direct hours. Contract costs include direct labor combined with allocations of operational overhead and other direct costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability may result in revisions to costs and revenue and are recognized in the period in which the revisions are determined.
<page9>
2.   Summaries of Significant Accounting Policies (continued)

Support agreements generally call for the Company to provide technical support and certain software updates to customers.
Revenue on support and software update rights is recognized ratably over the term of the support agreement.

The Company provides consulting and educational services to its customers. Revenue from such services is generally recognized as the services are performed.

Hardware revenue is recognized when the product is shipped to the customer.


Income Tax:
Prior to the merger on April 21, 1996, the principal operating subsidiary of the Company (NIS) was treated as an S corporation for tax purposes. As such, income and deductions attributable to NIS were reported by its shareholders, and no tax expense or liability was recorded by the Company up until such date. Activities of the Company and its other subsidiary prior to that date did not give rise to a material liability for income taxes. Beginning in April, 1996, income taxes are provided for transactions reported in the financial statements and consist of taxes currently due plus deferred income taxes.

Deferred income taxes are provided for when transactions are reflected in income for financial reporting purposes in a year other than the year of their inclusion in taxable income. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share:
Primary net earnings per common share are computed using the weighted average number of shares outstanding of the Company during the periods presented.

3.   Marketable Securities

Marketable securities consist of common stocks and mutual funds and are classified as "available-for-sale". Accordingly, unrealized gains and losses are excluded from earnings and reported in a separate component of stockholders' equity. Realized gains or losses are computed based on specific identification of the securities sold.

Cost and unrealized loss on investments in securities as of June
30, 1996 are summarized as follows:

                                                         Unrealized
                                Market      Cost         Loss
Common stock and mutual         $4,220      $16,059      $11,839
funds
<page10>
4.   Uncompleted Contracts

Information with respect to uncompleted contracts at June 30, 1996 is summarized as follows:

     Estimated contract revenue                            $1,117,960
     Less billings to date                                  1,224,388
                                                           $ <106,428>

     Billings in excess of costs and estimated earnings    $ <116,640>
     Cost in excess of billings and estimated earnings         10,212
                                                           $ <106,428>

5.   Property and Equipment

Property and equipment at June 30, 1996 consist of the following:

     Land                                                  $ 150,000
     Building                                                300,000
     Leasehold improvements                                   79,487
     Furniture and fixtures                                   77,747
     Office equipment                                         87,735
     Computer equipment                                      393,338
     Computer software                                        59,105
                                                           1,147,412
     Less accumulated depreciation and amortization         <288,541>
                                                           $ 858,871

6.   Notes Payable

Notes payable at June 30, 1996 consist of:

Bank note payable:
     interest at prime plus 1.0%; monthly
     payments of $4,729; due July 1, 1997; collateralized
     by accounts receivable, equipment, and a
     $200,000 life insurance policy                               $  61,183
Mortgage note payable:
     interest at prime plus 0.25%;
     monthly principal payments of $2,612 plus interest;
     balloon payment due March 10, 2000; collateralized
     by building; personally guaranteed by certain stockholders     433,432
                                                                    494,615
Less amounts currently due                                           84,500
                                                                    410,115
<page11>


In addition, the Company has an unused $250,000 line of credit that is collateralized by accounts receivable and bears interest at prime plus .5%

The following is a schedule by year of the principal payments required on these notes payable and long-term debts:

     1996                                                   $ 84,500
     1997                                                     40,057
     1998                                                     31,344
     1999                                                     31,344
     2000 and thereafter                                    $307,370

7.   Retirement Benefit Plan

Effective January 1, 1993, the Company established a retirement plan which allows participants to make contributions by salary reduction under Section 401(k) of the Internal Revenue Code. The Company did not make matching contributions to the plan during 1996 or 1995.

8.   Income Taxes

Net income from continuing operations before income taxes totaled
$694,600 for the six months ended June 30, 1996. The components of income tax expense attributable to net income from continuing operations are as follows:

     Current tax expense                     $  5,500

     Termination of subchapter S status
          Current                             101,100
          Non Current                         287,600
                                              388,700

     Deferred Tax Expense
          Non Current                         359,100

                                             $753,300

As a result of the reverse acquisition on April 21, 1996, one of the Company's subsidiaries subchapter S status was terminated. After that date, the financial statements of the Company will provide for the income tax effect of earnings reported in the financial statements, including taxes currently due and taxes deferred because of different accounting methods used for financial and income tax reporting. Prior to the change in tax status, earnings and losses were included in the personal tax returns of the stockholders and taxed depending on their personal tax situations, and the company did not record an income tax provision. The change in tax status resulted in a one time payable over a four year period to the Internal Revenue Service of approximately $389,000.

The significant temporary differences giving rise to deferred tax liabilities consist principally of the accounting methods used for software development costs. This difference resulted in a $359,100 deferred tax liability. <page12>

The difference between the provision of income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate to income before taxes for the six months ended June 30, 1996 is as follows:


     Tax expense at U.S. statutory rates            $236,200   34%

     State and local income taxes                     34,700    5%

     Termination of Subchapter S status              450,700   65%


     Non deductible expenses and other                31,700    4%

                                                    $753,300  108%

9.   Major Customer

For the six month period ended June 30, 1996 and 1995, sales to a single customer amounted to approximately $960,000, and $541,000, respectively. The 6/30/96 accounts receivable balance included
$455,528 due from that customer.

10.  Lease Commitments

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of 6/30/96:

1996                                             $ 30,535
1997                                             $ 39,544
1998                                             $ 35,416
1999                                             $ 21,382
2000                                             $  3,673

Rent expense amounted to $67,126 and $78,079 for the six month ended June 30, 1996 and 1995, respectively. Rent expense amounted to $35,058 and $60,733 for the 3 month period ended June
30, 1996 and 1995.
<page13>
11.  Obligations Under Capital Leases

The Company has capitalized rental obligations under leases of software and equipment. The obligations, which mature in 2000, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under the capital leases are:

     Period Ending
     June 30
     1997                                          $  74,243
     1998                                             68,532
     1999                                             68,532
     2000                                             55,228
     Total minimum lease payments                    266,535
     Less amount representing interest                38,957
     Present value of net minimum lease payments   $ 227,578
     Less current portion                             50,306
                                                   $ 177,272


12.  Commitments

The Company entered into 20 year employment agreements with five of its officers calling for annual salaries aggregating $195,000.
<page14>
_________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations
_________________________________________________________________


This MD&A Contains Some Forward Looking Information

Results of Operations

Revenue. Network's second quarter revenues amounted to approximately $603,000, a 19% decrease compared to the second quarter of the prior year. This decrease resulted from a decision by management to initiate services of contracts during the first quarter which were originally slated to begin during the current quarter. Additionally, the decrease is attributable to the Company's failure to close anticipated business prior to second quarter end.

Software sales contributed 26% of the net revenues of the Company; implementation services 61% and hardware sales 13% for the quarter ended 6/30/96.

Revenues for the six months ended 6/30/96 increased 61% to approximately $2,642,000 over the prior year comparable period. This growth in revenue was attributable to a transfer of Company associates into the services sector of the Company's business. This shift in personnel provided associates with the opportunity to enhance their expertise in the services sector and to provide customers with a more rapid response in the delivery of service solutions.

The Company intends to continue to provide periodic upgrades to its software packages during the balance of the year. During second quarter, 1996, the Company issued an upgrade to its software package to its customers who were eligible to receive the enhancement. Additionally, the Company currently intends to introduce a third generation version of its original software package during the calendar year 1996. However, there are no assurances that the Company will not experience difficulties that could delay or prevent the successful completion, introduction and marketing of the new program, its product enhancements or that they will adequately meet the requirements of either the marketplace or achieve market acceptance. In addition, the Company's revenues in future periods could be adversely affected by a significant change in general manufacturing environments or as it relates to their desire to computerize the manufacturing process.


Cost of Sales and Services. Cost of sales and services as a percentage of revenue decreased in the second quarter of fiscal 1996 to 30% from 45% in the second quarter of the prior fiscal year. This decrease is attributable to a shift of the Company's focus into the services sector of the Company's business and a resultant decrease in its' focus on equipment sales. Since equipment revenues carry a higher percentage of costs as compared to services and licensing fees, an anticipated decrease in cost of sales and services was achieved.
<page15>
Costs of sales and service as a percentage of revenue decreased in the six month period ended 6/30/96 to 42% from 59% in the comparable period of the prior year. This decrease is attributable to a management decision to restructure associate assignments on the basis of product specific teams. This restructuring proved to provide better associate efficiencies in terms of necessary time allocations to specific accounts. Additionally, second quarter equipment product mix provided higher margins as compared to the equivalent period in 1995.

Research and Development. Research and development expenses as a percentage of revenues for the second quarter of 1996 decreased to 14% from 18% in the second quarter of the prior fiscal year. Expenses for the six months ended 6/30/96 decreased to 4% of revenue from 16% for the comparable period in the prior year. These decreases were principally attributable to the Company's personnel assignment strategies which temporarily reduced the number of associates assigned to research and development and reallocated their expertise to product delivery and services. This reassignment strategy became necessary as a result of the Company's increase in product diversity. It is currently anticipated that research and development expenses will significantly increase over current levels prior to fiscal year end.

The Company would anticipate that research and development expenses will, overall, increase in 1996 due to the Company's continuing efforts to launch its third generation software package. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the acquisition of complementary software technologies. However, there can be no assurances that the Company will achieve these goals.

General and Administrative. General and administrative expenses were 49% of revenue in the second quarter of 1996 as compared to 52% in the same quarter of 1995. This decrease in general and administrative expenses is principally due to the Company's assignment of associates to product specific teams and the temporary utilization of certain personnel for assistance in upgrading the Company's headquarters during the comparable period in 1995.

General and Administrative expenses were 27% of revenue in the six months ended 6/30/96 as compared to 47% in the comparable period of 1995. This decrease is principally due to assignment of certain personnel to plan and oversee the construction and development of the Net Process Learning Center and its associated costs.

Provisions for Income Taxes. Prior to the merger on April 21, 1996 the principal operating subsidiary of the Company (NIS) was treated as a subchapter S corporation for tax purposes. As such income and deductions attributable to NIS were reported by its shareholders and no tax expense or liability was recorded by the Company up until such date. Activities of the Company and its other subsidiary prior to April 21, 1996 did not give rise to a material liability for income taxes and therefore no taxes were recorded prior to the second quarter of 1996. Income taxes are provided for transactions reported in the financial statements beginning on April 21, 1996, and consist of taxes currently due plus deferred income taxes. The change in tax status resulted in a one time charge of approximately $451,000. This change in status accounts for over half of the Company's tax rate of 108% for the first six months of 1996.
<page16>
Quarterly Results. Net loss amounted to $731,567 for the second quarter ended 6/30/96 as compared to a loss of $117,696 for the second quarter of last year. This increase in loss is directly attributable to the Company's large tax provision as a result of the Company's termination of the S status. Although fully reported this period, the income taxes are payable over four years.

Net loss amounted to $58,700 for the six months ended 6/30/96 as compared to a loss of $385,182 for the same period in 1995. This decrease is due to an increase in sales of services by the Company while maintaining the costs associated with such sales.

On a per share basis, earnings were $.00 for the six months ended 6/30/96 as compared to a loss of $.02 for the comparable period of 1995. This per share data has been computed using the weighted average of the common stock outstanding for Network Systems International, Inc., the former development stage company, for all periods presented versus the 5,806,176 shares outstanding as of 6/30/96.

Net income before income taxes was $21,733 in the second quarter of 1996 compared to a net loss before income taxes of $117,696 in the second quarter of the prior year. This increase in profit is principally attributable to the Company's efforts to reduce all operating expenses and lower costs of sales and services.

Net income before income taxes for the six months ended June 30, 1996 amounted to $694,600 compared to a net loss of $385,182 in the comparable period of the prior year. This increase in profit is principally attributable to large increases in sales during the first quarter of 1996 and the Company's efforts to reduce all operating expenses and costs of sales and services.

The Company believes that in the future its results may reflect quarterly fluctuations resulting from such factors as order deferrals in anticipation of new product releases, delays in the release of new products, a slower growth rate in the overall manufacturing industry or adverse general economic and manufacturing conditions in the industries in which the Company does business. Rapid technological change and the Company's ability to develop and market products that successfully adapt to that change may also have an impact on the results of operations. Further, increased competition in the design and distribution of manufacturing software products could also negatively impact the Company's results of operations.

Due to the factors stated above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.
<page17>
Liquidity and Capital Resources. Cash and cash equivalents totaled approximately $228,000 on June 30, 1996. Cash provided by operating activities amounted to approximately $1,060,000 for the six months ended 6/30/96 compared to $596,000 in the comparable period of 1995. This increase in cash provided by operations is principally due to profits generated during the current period as compared to a loss from operations in the prior period.

Long term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products; financing anticipated growth; adding additional personnel; and the possible acquisition of software products or technologies complimentary to the Company's business. The Company believes that its existing cash, cash equivalents, available lines of credit and anticipated cash generated from continuing operations will be sufficient to satisfy its currently anticipated cash requirements for the 1996 fiscal year. Additionally, the Company anticipates increasing its cash availability by way of a private placement of some of its shares of common stock and a secondary offering of its stock by calendar year end. However, there are no assurances as to the timing or success of these anticipated offerings.
<page 18>
                             Part II

_________________________________________________________________

Item 4. Submission of Matters to a Vote of Security Holders
_________________________________________________________________


All matters submitted to a vote of security holders during the period covered by this report has been previously reported by the Company in its Form 10-QSB for the period ending March 31, 1996 and filed with the Securities and Exchange Commission on May 20, 1996. Exhibits contained therein set forth the details of all matters submitted to a vote of security holders, therefore, specific reference is made thereto.

_________________________________________________________________

Item 5. Other Matters
_________________________________________________________________


(1) On June 7, 1996 the Company filed a Form S-8 registration statement with the Securities and Exchange Commission for the issuance of 50,000 shares of common stock of the Company to the Renno Group, Inc., a Florida corporation pursuant to a services agreement approved by the Board of Directors of the Company. On June 28, 1996 a stock certificate for the 50,000 shares was issued.

(2) Although the Company previously believed that it would acquire a sufficient asset level by the end of its second quarter to qualify for its submission of an application for NASDAQ Small Cap Market status, such asset level was not achieved due to the failure of the Company to close pending business prior to the end of the quarter. Therefore, application for NASDAQ Small Cap Market status is currently held in abeyance until such time as the Company increases its asset base to the levels required.
<page19>
_________________________________________________________________

Item 6         Exhibits and Reports on Form 8-K
_________________________________________________________________


(a)Exhibits included herewith and incorporated by reference are:
     (2) Plan of acquisition, reorganization, arrangement, liquid, or succession
     (10) Material contracts
     (16) Letter on change in certifying accountants
     (22) Published report regarding matters submitted to vote
     (24) Power of attorney

(b)  Reports on Form 8-K
     Reports filed and incorporated by reference are:

     1.   Form 8-K
          On May 8, 1996 a Form 8-K was filed with the Securities and Exchange Commission. The items reported on the 8-K were as follows:
          1. Changes in Control of Registrant
          2. Acquisition or Disposition of Assets
          3. Changes in Registrant's Certifying Accountant
          4. Resignation of Registrant's Directors
          5. Financial Statements and Exhibits

     2.   Form 8-K/A
          A Form 8-K/A was filed with the Securities and Exchange
          Commission on May 22, 1996.  The item reported was:
          Financial Statements and exhibits

     3.   Form 8-K/A1
          On June 10, 1996, the registrant filed an 8-K/A1, including exhibits, with the Securities and Exchange Commission. Items reported were:

          Item 4 Changes in Registrant's Certifying Accountants
          Item 7 Resignation of Registrant's Directors
          Exhibits:
               Combined Financial Statements
                    Letter from Jones, Jensen & Company
<page20>
                           SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                         NETWORK SYSTEMS INTERNATIONAL, INC.

Date: 8/13/96            _/s/ Robbie M. Efird_______________
                         Robbie M. Efird, President
                              and acting as CFO

Date: 8/13/96            _/s/ William C. Ray________________
                         William C. Ray, Vice President

<page 21>

                          EXHIBIT INDEX




Exhibit                                                 Page

Exhibit 2                                                 23
Exhibit 10                                                24
Exhibit 16                                                25
Exhibit 22                                                26
Exhibit 24                                                27

(All Exhibits Listed Herein Are Incorporated By Reference)

<page22>


                            Exhibit 2


     On May 20, 1996 a Form 10-QSB was filed with the Securities and Exchange Commission attaching a copy of an "Agreement and Plan of Reverse Triangular Merger" which described in detail Registrant's plan of acquisition, reorganization, arrangement, liquidation, or succession. This Form 10-QSB is incorporated by reference.


<page 23>


                           Exhibit 10


    On June 7, 1996 a Form S-8 was filed with the Securities and Exchange Commission. The Form S-8 references a contract between Registrant and The Renno Group, Inc. for the issuance of 50,000 shares of Registrant's common stock, par value .001 in exchange for certain services. The Form S-8 is incorporated by reference.

<page24>


                           Exhibit 16


    On June 10, 1996 a Form 8-K/A1 was filed with the Securities and Exchange Commission attaching a letter on change in certifying accountant. This Form 8-K/A1 is incorporated by reference.


<page25>


                           Exhibit 22


    On May 20, 1996 a Form 10-QSB was filed with the Securities and Exchange Commission including a published report regarding matters submitted to vote of security holders. These reports were in the form of a special meeting of shareholders as listed as Exhibit C of the Form 10-QSB and Report of Inspector of Elections and listed as Exhibit D of the Form 10-QSB. This Form 10-QSB is incorporated by reference.

<page26>


                           Exhibit 24

    On May 20, 1996 a Form 10-QSB was filed with the Securities and Exchange Commission wherein a general power of attorney was attached as Exhibit F thereto. This Form 10-QSB is incorporated by reference.

<page27>