Form 10KSB
period 1996-09-30
NETWORK SYSTEMS INTERNATIONAL INC
filed 1997-01-10
CIK 842722

49
10ksb\10ksb96.doc                                           1/9/97  6:23 PM
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB

(Mark One)
[  ]              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE
                          SECURITIES AND EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended  . . . . . . . .

                                  OR

[X]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

      For the transition period from January 1, 1996 to September 30, 1996

                   Commission File Number 33-25308-D

                  NETWORK SYSTEMS INTERNATIONAL, INC.
        (Exact name of registrant as specified in the charter)

           Nevada                                       87-0460247
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                 Identification Number)

      200 North Elm Street
   Greensboro, North Carolina                            27401
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   (910) 271-8400

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of Exchange on which registered
                None                              None

Securities registered pursuant to Section 12(g) of the Act:
                     Common Stock, $.001 par value
                           (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                            Yes X    No __

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

       The issuer's revenues for the year ended September 30, 1996 (9 months) were $3,294,332

       As of January 8, 1997 there were 5,806,176 outstanding shares of common stock, par value $.001 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on January 8, 1997 based on the average bid and ask price on such date was $697,500.

       DOCUMENTS INCORPORATED BY REFERENCE: A more complete statement of the information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1996 Annual Meeting of Shareholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

     Transitional Small Business Disclosure Format:  Yes  _____  No x

                           TABLE OF CONTENTS










Part I
     Item 1. Business                                                     3
     Item 2. Properties                                                   7
     Item 3. Legal Proceedings                                            8
     Item 4. Submission of Matters to a Vote of Security Matters          8

Part II
     Item 5. Market for Common Equity and Related Stockholder Matters     8
     Item 6. Management's discussion and Analysis                         9
     Item 7. Financial Statements                                        12
     Item 8. Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                    26


Part III
     Item 9. Directors, Executive Officers, Promoters and Control
             Persons; Compliance With Section 16(a) of the Exchange Act. 26
     Item 10. Executive Compensation                                     28
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management                                                 29
     Item 12. Certain Relationships and Related Transactions             29
     Item 13. Exhibits and Reports on Form 8-K                           30






PART I

Item 1.Description of Business

       Network Systems International, Inc. (the "Company") is the predecessor corporation of the former Aqua Australis, Inc. Aqua was the predecessor corporation of Future Tech, Inc. Future Tech was initially incorporated under the laws of the State of Nevada on September 21, 1988. At the time of incorporation, no definitive plans were in place for the operation of business and therefore the Company sought to obtain funding from the sale of common stock to its original shareholders and to the public for purposes of investigating and acquiring a business opportunity.

       In connection with the organization of the Company, some of the officers and directors paid an aggregate of $6,000 in cash to purchase a total of 500,000 shares of restricted common stock of the Company at a sales price of approximately $0.012 per share.

       On May 1, 1989, the Company completed a "Blind Pool/Blank Check" public offering of 507,000 shares at $0.10 per share for a total public offering price of $50,700, from which the Company received net proceeds of approximately $44,886, after deducting underwriter's compensation and other costs of the offering totaling approximately $5,814. Immediately following the conclusion of the public offering, the Company had 1,007,000 shares of common stock issued and outstanding.

       On July 26, 1991, the Board of Directors of Future Tech entered into an Asset Purchase Agreement with Aqua Australis Pty, Ltd. ("AAPL"), which Future Tech's shareholders approved on August 7, 1991. Pursuant to the Agreement, AAPL transferred to the Company certain tangible and intangible assets, including test results, marketing studies and agreements with distributors. As consideration therefor, the Company agreed to pay to AAPL the principal sum of $1,600,000, by means of its promissory note (the "Note"), which Note was payable interest only at the rate of 9.5% per annum, for a term of five years, at which time the entire balance of principal and accrued but unpaid interest would be due. The Note was convertible at AAPL's option into the shares of common stock, $0.001 par value, of the Company, on the basis of 4,000,000 shares for the total principal of $1,600,000, and pro rata for any portion thereof. No independent appraisal or evaluation of the assets transferred to the Company was undertaken by the Company's prior management. Consequently, there was no way to determine whether the Company paid fair value for the assets transferred.

       On August 7, 1991, the shareholders also approved an amendment to the Company's Articles of Incorporation, changing the Company's name to "Aqua Australis, Inc.". The shareholders also elected a new board of directors, all of whom were nominated by AAPL. As a consequence of the Asset Purchase Agreement, the Company became an affiliate of AAPL. On August 7, 1991, the board of directors approved the Distributorship Agreement with AAPL, whereunder the Company became the exclusive distributor of AAPL's products in North America and Mexico. Under the Agreement the Company would purchase products from AAPL.

       Prior to entering into the Asset Purchase Agreement with the Company, AAPL sold its bottled water products directly in the U.S. markets. By January of 1992, the Company determined that there were no significant sales of the product and discontinued the wholesale bottled water business. The Company returned the assets purchased from AAPL and the note payable was canceled.

       From January of 1992 until April of 1996 Aqua was essentially inactive and again sought new business opportunities through either merger or the purchase of an existing operating company.

       On April 22, 1996, the Company completed a reverse triangular merger whereby two of its wholly owned subsidiary corporations merged with two North Carolina corporations, with the North Carolina corporations being the surviving corporations in the merger. Immediately thereafter, the Company, with the approval of its shareholders, caused its corporate charter to be amended to change its name to Network Systems International, Inc. The newly named company is now the parent company of two wholly owned subsidiary corporations:
Network Information Services, Inc. and Network Investment Group, Inc., both North Carolina corporations. Immediately prior to the merger, the shareholders of the Company also approved a two for one reverse split of all issued and outstanding shares of the Company's common stock with a $.001 par value, which split was effective as of the date the merger was completed. At the same time Network Partners, LLC transferred certain assets to Network Information Services, Inc.

       As a result of the merger, shareholders of Network Information Services, Inc. and Network Investment Group, Inc. caused the transfer of all of their shares of common stock in those corporations, which shares had a total assets value of approximately $3,800,000, to the Company in exchange for 5,250,176 shares of common stock of the Company. Simultaneously, in exchange for $60,000, North American Capital Corporation canceled certain of its shares of common stock of the Company, canceled certain debt and paid certain expenses and obligations of the Company.

       Network Information Services, Inc. was originally incorporated under the laws of the State of North Carolina on September 9, 1985 and began its operations as a contract programming firm whose efforts were primarily focused on providing direct programming services to the manufacturing industry.

       During the first few years of its development, the Company successfully obtained contract programming orders from various manufacturing entities throughout the State of North Carolina. Over the succeeding ten year period, proprietary software (Net(c)) was developed and operations expanded with the continuous introduction of enhanced modules keeping pace with changing environments in manufacturing processes. Copyrights were obtained for the developed software packages of the Company and trademarks obtained on the new "the net collection (tm)" developed by the Company in 1996.

       The Company is a leading developer and marketer of application software for use in manufacturing and general business applications. NET's broad product line includes proprietary software for industry specific use and general manufacturing process application and utilization. Software modules are in continuous development with existing modules enhanced monthly for distribution to the Company's customer base. In addition to the marketing of its proprietary software, the Company's Client Services Group provides a focused concentration on customer in-house education at its headquarters' NET Process Learning Center and customer on-site implementation services.

       The Company's operations utilize a full service staff of forty-six full time associates and a customer base consisting of numerous major manufacturing giants such as Cone Mills, Sara Lee, Unifi, Guilford Mills and many others. Current annual sales reflect an approach toward the $5,000,000 level. Profits are tracked on a profit center (divisional) basis and are generically derived through license fees, annual maintenance fees, implementation services, hardware sales, outsource process services and the Net Process Learning Center.

       The software development and implementation service business is varied because of the unique qualities of each new development initiated to meet business/industry specific needs. Although application can be universal, its specificity is only limited by the imagination of the developer. Once created, functions can be easily modified from their generic form in order to meet industry specific needs. Another unique feature attractive to the software development and programming industry is the longevity of developed programs which minimize costs variable post development. Once born, programs have perpetual longevity and fully maintain their value added marketability by way of customer service agreements which provide customers with continuous enhancement of modules. For the manufacturing process industry, ever changing needs emerge as consumer demands dictate new innovation and product development. As a result, enhancements of modules are developed in order to meet the changing needs of the industry. These module updates not only enhance the value added nature of the product, but also provides additional profitability to the developer through cost effective user maintenance programs.

       Although NET(c) was originally designed as an industry specific product, the Company ultimately restructured the program design to allow generic application to the process manufacturing industry in general. The net collection(tm) now provides process application through utilization of the Company's individual modules marketed under the titles: net resourcemanager(tm); net customerlink(tm); net proplan(tm); net po+(tm); net scheduler(tm); net qctrack(tm); net inventory(tm); net cost(tm) and net exec(tm). Markets now include the general process manufacturing industry as a whole.

       Today, the principal products of the Company include not only the net collection(tm); but also full implementation services; on-site training at a customer facility; in-house training at the Company's headquarters (The Net Process Learning Center); access process services; customer specific module designs; and equipment sales and training. Individual modules of the net collection(tm) include:

net resourcemanager(tm)

       Resources are the economic basis of industry. Network's resource manager tracts resource needs for the industry from fiber, to yarn, to fabric, to sewn products, to labor, to overhead, to work centers, to machines, to activity centers, to plants, to customers, to vendors.

net customerlink(tm)

       Customer Link was designed to assist the manufacturing entity in the enhancement of their customer service processes. Enhancement is achieved through instant retrieval of information regarding customer profiles, credit histories, product availability, work in progress, order status, delivery schedules, sales order allocations and shipping/distribution analysis.

net proplan(tm)

       Accurately forecasting future needs of the manufacturing unit in correlation with anticipated order of customers achieves desired profitability results. Pro plan enables the manufacturer to constantly adjust lead time offsets, thus, allowing management to maintain a profitable balance between customer requirements and manufacturing capabilities through real time visibility of all resource positions.

net po+(tm)

       PO+ allows the manufacturing unit to build a win-win relationship with its vendors. By accurately communicating requirements, understanding capabilities and measuring supplier performance on product quality, price point breaks, lead time flexibility and delivery timeliness, manufacturers can better insure that vendor selection is correct.

net scheduler(tm)

       This program enhances manufacturing productivity through dynamic utilization of capacity and material resources and the sequencing of manufacturing order throughout work centers to ensure on-time deliveries. Scheduler tracts on-line work center line-up which provides flexibility to accommodate unscheduled main downtime or material shortage occurrences.

net qctrack(tm)

       Strategic cooperative processing enables 100% up time for mission critical plant floor applications. QCTrack allows user-defined event parameter tracking and puts quality measurement programs to work for the manufacturers. This program is a management tool which allows management to communicate directly with the plant floor, creating faster turns as it captures information at its origin.

net inventory(tm)

       Net inventory captures user-defined events to provide real-time transaction updated to unit and summary inventory positions.
Attribute based inventory access gives each user complete control based on attributes required to perform their particular tasks. This allows on-line visibility of infinite product combinations within multiple warehouses, plants, divisions and corporations, which in turn supports just-in-time minimum stock inventory strategies.

net cost(tm)

       Resource based costing provides flexibility in cost analysis. Net cost allows integration of all resources in the Bill of Resources which gives event based variance analysis capabilities in order to support decision making in product development, planning and manufacturing. Profitability is therefore achieved through strategic utilization of resources.

net  exec(tm)

       Net exec utilizes graphical applications to provide executives with information required to more easily understand the current state of the manufacturing enterprise. High level recaps facilitate the decision making process without having to thread through a mountain of details. This real-time viability translates into timely, effective and efficient strategic operational decision making on the part of executive management.

New Products

       During the latter part of the fiscal year, the Company added a new sector to its existing business titled "Outsource Process
Services". This new product line allows smaller companies to lease space on a dedicated AS/400 computer located on the Company's headquarters through which the net collection(tm) can be utilized without the necessary capital expenditure for an AS/400 by the smaller company. This leasing arrangement now allows the smaller company to operate its systems on par with larger and better capitalized competitors. Although the Company believes that its Outsource Process Services will increase revenues significantly during fiscal 1997, there can be no assurance that customer acceptance of the new product will be as significant as the Company anticipates, or that such acceptance will be achieved at all.

       Additionally, the Company intends to continue its aggressive approach to module enhancements and the development of a new and improved third generation software package. Again, however, there can be no assurances that the Company will not experience difficulties that could delay or prevent the successful completion, introduction and marketing of the new software package or that it will adequately meet the needs of customers. Should, however, the new package prove successful and achieve widespread acceptance, the Company would anticipate an increase in revenues from both licensing fees and services.

Distribution Methods

       The principal distribution method for products and services include: marketing in numerous trade journals and magazines; direct telemarketing; industry trade shows; direct mail marketing; and customer and consultant referrals. The Company customer base consists of small to medium manufacturing companies as well as Fortune 500 companies.

Research and Development

       During late 1994 and throughout 1995 the Company initiated development of a new third generation version of its original NET(c) design. Although the Company had anticipated that the new design would be available for distribution by mid to late 1996, the product is not yet complete as new modules have been added in order to further enhance the product prior to launch. The Company currently believes that the new software will be available during fiscal year 1997, although there can be no assurance that the Company will be successful in this regard. During the last two fiscal years of the Company's operations, the Company has expended in excess of $2 million dollars in the area of research and development and capitalized software costs of the third generation design and enhancements to existing products.

Competitive Business Conditions

       Competitive business conditions are wide and varied. The industry as a whole consists of multi-billion dollar giants such as Microsoft to the small upstart companies attempting to develop single niche markets. Network Systems International is considered small in terms of current revenues and competes with similar software and service providers with revenues from 20 to 40 million dollars such as Effective Management Systems, Inc., Datalogic International, Inc., Computer Associates International, Inc. and Fourth Shift Corporation. These competitors and others have substantially greater financial, marketing and technological resources than the Company. Therefore, there can be no assurance that the Company will be able to successfully compete against these companies. Additionally, because software development is becoming more universal, a potential competitor who possesses the necessary knowledge to design a similar product; train a professional implementation staff and means of operation, could develop a product utilizing lower price points. If such product were developed and surpassed the technological process structure of the Company's product, attention of customers might shift to the new program, resulting in a precipitous decline in the sales of the Company's comparable product. The Company believes however, that the infrastructure it has put in place and its product design has given it a significant lead over other companies that might attempt to emulate its product and services business module.

       The software industry has been in existence for forty years and has seen innumerable software developers enter into and leave the industry over the term. However, rapid changes in new technology in both the software and hardware industries have allowed only those willing to adapt to these rapid changes to survive. The new generation software developers who have successfully made the transition have done so by way of substantial reinvestment in research and product design and which have established alliances with major hardware producers on an international level. The synergy's between software developers and hardware producers have allowed both to surpass the hurdles inherent in an advancement of one without the other. As the industry continues to grow and expand, further adaptation will be required of those companies who will establish themselves as industry leaders of the twenty-first century.

       Although the Company is not dependent upon one or a few major customers, the Company does conduct business with customers who might be deemed significant and from which the Company would suffer a negative impact upon the loss of such customers.

Governmental Regulations

       Currently there are no existing or probable governmental regulations effecting the Company's business and the Company's products and services are not affected by compliance with environmental laws, rules or regulations. Neither is governmental approval of principal products or services required.


Item 2.  Description of Property

       The principal location of the Company's property is located in Greensboro, North Carolina. The Company owns a 26,000 square foot facility from which principal operations throughout the southeastern United States are conducted. The property carries a mortgage of $420,000. Since its purchase in early 1995, the Company has significantly developed the property and modernized both exterior and interior portions of the facility. The condition of the property is considered excellent.

       The Company leases a facility in Las Vegas, Nevada from which much of its administrative and legal functions are conducted. The Company provides contract services to its subsidiary corporations through the Nevada facility.

       The Company also leases offices at Executive Center Drive in Greenville, South Carolina. The Greenville facility is utilized by five associates of the Company who are charged with responsibility for managing net inventory(tm) and net qctrack(tm) from the net collection(tm).

       Additionally, the Company operates and funds satellite offices in Clover, South Carolina; Greenville, North Carolina; Matthews, North Carolina; Wilmington, North Carolina and LaGrange, Georgia.


Item 3.  Legal Proceedings

       The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

       No matters were submitted to a vote of security holders during the third quarter ended September 30, 1996.


                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

       The Company's common stock is traded on the NASDAQ (BB) and is traded under the symbol NESI. The stock began actively trading subsequent to the reverse triangular merger referenced in Item 1 above. Stock activity since that time has been:

          Second Quarter, 1996                         Third Quarter, 1996

       High(Ask)        Low(Ask)                  High(Ask)         Low(Ask)
         5.50             2.75                       2.75             2.25

Note: The stock began public trading during the second quarter, 1996. Stock quotes were derived from Nasdaq Trading and Market Services of OTC Bulletin Board.

       As of January, 1997, there were 319 holders of record of common stock of the Company.

Item 6.  Management's Discussion and Analysis

THIS MD&A CONTAINS FORWARD LOOKING INFORMATION.  EXCEPT FOR HISTORICAL
 MATTERS, THE MATTERS DISCUSSED IN THIS FORM 10-KSB CONTAINS FORWARD-
        LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES.

RESULTS OF OPERATIONS

       Revenue. Network's annual revenues are stated for the nine-month period from January 1, 1996 through September 30, 1996 due to a change in the Company's fiscal year end from December 31 to September
30. Net revenue for the nine-month period was $3,294,332, a 8.4% increase over the comparable period in 1995. Much of the increase is as a result of an increase in demand for customer specific designs in the Company's proprietary software, the net collection(tm).

       Cost of Sales and Services. Annual cost of sales and services as a percentage of revenue decreased in fiscal 1996 to 43.85% from 45.21% over the comparable period in fiscal 1995. This decrease is attributable to a continued shift of the Company's focus into the products sector of the Company's business and a decrease in focus on equipment sales. Since equipment revenues carry a higher percentage of costs as compared to services, products and licensing fees, costs of sales and services decrease as an overall percentage of revenues.

       Software Development Costs. Software development costs, both capitalized and expensed as research and development, amounted to approximately $1,259,000 in fiscal 1996, as compared to approximately $822,000 in fiscal 1995; a 53 % increase. Of these amounts, approximately $1,052,000 and $437,000 were capitalized in 1996 and 1995, respectively. More software development costs were capitalized in 1996 versus 1995 since technological feasibility of more products was achieved in fiscal year 1996.

       Provisions for Income Taxes. Prior to the merger on April 22, 1996 the principal operating subsidiary of the Company, Network Information Services, Inc. ("NIS") was treated as a Subchapter S corporation for tax purposes. As such income and deductions attributable to NIS were reported by its shareholders and no tax expense or liability was recorded by the Company up until such date. Activities of the Company and its other subsidiary prior to April 22, 1996 did not give rise to a material liability for income taxes and therefore no taxes were reported prior to the second quarter of 1996. Income taxes are provided for transactions reported in the financial statements beginning on April 22, 1996, and consist of taxes currently due plus deferred income taxes. The change in tax status resulted in a one time charge of approximately $435,000. This change in status accounts for over half of the Company's tax rate of 108% for the first nine months of 1996.

       Pro forma amounts assuming a retroactive application of change in Subchapter S status resulted in annual income for the nine month fiscal year end 1996 being $310,994 as compared to $74,626 for the comparable period in 1995. However, tax implications of the change from a Subchapter S corporation to a C corporation as discussed above, resulted in a net loss of $40,306 in the nine-month fiscal year 1996 compared to a net gain of $87,326 over the comparable period in 1995. Although such tax consequences are fully reported in these annual results, the income taxes are payable over a four-year period.

       On a pro forma basis, net income for the period provided earnings, on a per share basis, of $.09 compared to .02 per share earnings for the same period in 1995. This per share data has been computed using the weighted average of the common stock for Network Systems International, Inc., the former development stage company, for all periods presented.

       Net income before taxes was $474,394 for the nine month fiscal year end September 30, 1996 compared to a net income before taxes of $87,326 for the same period in 1995. This significant increase in income is principally attributable to the Company's efforts to increase revenues, lower costs of sales and services, and achieving the point of technological feasibility in some of its software development.

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

       Liquidity and Capital Resources. Cash and cash equivalents totaled approximately $61,758 on September 30, 1996. Cash provided by operating activities amounted to approximately $1,361,399 for the nine month year end as compared to $650,274 in the comparable period of 1995. This increase in cash provided by operations is principally due to additional collections in accounts receivable over the prior period and increased profits generally.

       Long term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products; financing anticipated growth; adding additional personnel; and the possible acquisition of software products or technologies complimentary to the Company's business. The Company believes that its existing cash, cash equivalents, available lines of credit and anticipated cash generated from continuing operations will be sufficient to satisfy its currently anticipated cash requirements for the 1997 fiscal year. However, because the Company believes the level of financial resources is a significant competitive factor in its industry, it intends to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth, and provide the Company with additional flexibility to take advantage of business opportunities that may arise. Therefore, the Company anticipates increasing its cash availability by way of a private placement of some of its shares of common stock and a secondary offering of its stock in fiscal year 1997. However, there are no assurances as to the timing or success of these anticipated offerings.

OTHER MATTERS

       Some of the key variables and other qualitative and quantitative factors which might be deemed necessary to an understanding and evaluation of the Company's business are as follows:

       Outlook and Uncertainties. Although Network does operate its business on a two-year business plan, forecasts in the business plan do not guarantee potential future financial performance. While management is optimistic about long term prospects, the current business plan is but a future projection based upon past performance. Therefore, there can be no assurances that the Company will be able to achieve the projections provided for in its business plan.

       Rapid Technological Changes. The computer software industry is characterized by rapid technological change and uncertainty as to the impact of emerging software solutions and services to the general manufacturing process industry.

       Long-term Investment Cycle. Developing and localizing software for the manufacturing process industry is expensive and the investment in software development often involves a long payback cycle.
Network's plans for fiscal year 1997 include significant investments in software development and related product opportunities from which revenues may not be achieved for a number of years. Management expects total spending for software development in 1997 to increase over 1996 as the Company anticipates the final development of its third generation software package.

       Prices. Future prices Network is able to obtain for its software and services may decrease from historical levels depending upon competitive markets and other cost factors.

       Sales and Marketing. Network's plans for 1997 include a significant investment in its sales and marketing efforts.
Additionally, as a new public entity and subsequent name change, the Company expects to expand marketing efforts in order to gain name recognition of its new structure.

       New Profit Centers. The Company has recently initiated new profit centers to its core business. The new centers include The Net Learning Center and Outsource Process Services. Although the Company has undertaken a significant investment in developing these new profit centers, there can be no assurance that customers of the Company will adequately respond to the new profit centers or that the new profit centers will be accepted at all.

       Implementation. A significant portion of the Company's income is derived from software implementation services to its customers. Increasing implementation demands will require the Company to expand its programming personnel and associated investment costs in the training of such personnel. Although the Company believes that current and projected cash flow will be sufficient to provide additional personnel, there can be no assurance that the Company could sustain the cost of additional personnel over the long term without additional financing resources.

       Litigation. Although the Company has not previously been involved in litigation, total customer satisfaction is not always achieved and disputes have arisen in the past. As such, there can be no assurance that litigation will not arise in the future. Should such litigation occur, the necessary cost to defend such litigation would negatively impact future earnings of the Company.

       Time Delays. Traditionally, the Company experiences a significant delay between the time a customer is introduced to the Company's products and services and the final date upon which actual contracts are signed. Customers will often retain the services of outside consultants to search the market for available software most suited to their client's needs and will often require several demonstrations of the product for the consultant's staff and ultimately demonstrations with both the consultant and prospective customer. Time delays in completing these efforts often take up to twelve months. As a result, it is difficult to build a firm foundation for predicting revenues over an extended period of time. Additionally, by the time prospects become customers, time is usually of the essence and proper predictions for staffing needs must be made when implementation services are required. Although the Company has historically achieved a significant measure of success in developing and accurately predicting ongoing business plans, the known trends, events and uncertainties of the factors stated above could ultimately create a negative impact on the overall revenues and profitability of the Company.

       Funding. Primary sources of internal liquidity are generated through the Company's designated profit centers: software licensing fees; support and maintenance fees; implementation fees; access process services fees; Net Learning Center fees; and hardware sales. At the close of the Company's fiscal year end, no source of external funding was utilized, however, the Board of Directors has indicated a desire to initiate a private placement and a subsequent secondary offering of its common stock during fiscal 1997. Whether the private placement or secondary offering is initiated, or if initiated, is successful, is uncertain.

       Account Closure. The Company's approach to account closure is to provide customers with its proprietary software for process manufacturing on a license fee basis; train customer associates on the proper and practical application of the software to the customers specific process needs; provide the customer with process correct hardware to timely meet process applications; and provide maintenance service through continuous updating of program modules. The Company also provides a 24 hour "helpline" service to insure a non-disruptive flow of manufacturing processes once the customer has gone "on-line" with the net collection program. The Company's hardware division operates in a partnership arrangement with IBM to provide equipment for future update application and expansion. An unexpected disruption in one or more of these procedures could cause a negative impact on the Company's operating results and profitability.


Item 7.  Financial Statements.






INDEX












                                                                       Page #

  Report of independent certified public accountants                       13

  Consolidated balance sheet                                               14

  Consolidated statement of operations                                     15

  Consolidated statement of cash flow                                      16

  Consolidated statement of changes in stockholders equity                 18

  Notes to consolidated financial statements                               19

  Selected Financial Data                                                  25






PENDER NEWKIRK & COMPANY
Certified Public Accountants
100 South Ashley Drive
Suite 1650
Tampa, Florida  33602
(813) 229-2321






                     Independent Auditors' Report



Board of Directors and Stockholders
Network Systems International, Inc.
       and Subsidiaries


We have audited the accompanying consolidated balance sheet of Network Systems International, Inc. and Subsidiaries as of September 30, 1996 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the nine months then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network Systems International, Inc. and Subsidiaries as of September 30, 1996 and the results of its operations and its cash flows for the nine months then ended in conformity with generally accepted accounting principles.


/s/ Pender Newkirk & Company


Certified Public Accountants
Tampa, Florida
November 15, 1996

                     Network Systems International, Inc. and Subsidiaries
                                 Consolidated Balance Sheet
                                      September 30, 1996

Assets
Current Assets
Cash                                                                $   77,487
  Accounts receivable, trade, net of allowance of $187,000           1,106,842
  Unbilled accounts receivable                                          20,012
  Accounts receivable, related parties                                  12,643
  Other current assets                                                  22,874
                                                                     1,239,858

Property and equipment, net of accumulated depreciation                997,900

Other Assets
  Software development costs, net of accumulated amortization       1,095,779
  Other                                                                26,635
                                                                    1,122,414
                                                                   $3,360,172

Liabilities and Stockholders' Equity
Current Liabilities:
  Notes payable, current portion                                       99,747
  Capital lease obligation, current portion                            72,000
  Accounts payable, trade                                             250,500
  Other accrued liabilities                                            74,177
  Deferred revenue                                                    135,508
  Billings in excess of costs and earnings on
   uncompleted contracts                                              270,700
Total current liabilities                                             902,632

Long Term Liabilities:
  Deferred income taxes                                               514,700
  Notes payable, net of current maturities                            389,071
  Capital lease obligation, net of current maturities                 232,898
Total long term liabilities                                         1,136,669

Stockholders' Equity
  Common Stock; $.001 par value; authorized 100,000,000
   shares; issued and outstanding 5,806,176 shares                      5,806
  Capital in excess of par value                                    2,137,335
  Accumulated Deficit                                                (822,270)
Total stockholders' equity                                          1,320,871

                                                                    $3,360,172

The accompanying notes are an integral part of the consolidated financial statements.



Network Systems International, Inc. and Subsidiaries
Consolidated Statement of Operations

                                         Nine Months Ended September 30
                                          1996                     1995
                                                               (unaudited)
Revenue:
   Licensing revenue                $  409,511               $  662,995
   Equipment revenue                   903,389                1,101,823
   Servicing revenue                 1,981,432                1,274,881
Total revenue                        3,294,332                3,039,699

Operating expenses
   Cost of sales and services        1,444,854                1,374,262
   Research and development            206,972                  385,650
   General and administrative        1,125,691                1,166,817
                                     2,777,517                2,926,729

Operating income                       516,815                  112,970

Other income (expenses)
   Interest                            (41,246)                 (46,127)
   Other income (expense)              ( 1,175)                  20,483
                                       (42,421)                 (25,644)

Income before income
   tax provision                       474,394                   87,326

Income tax provision                   514,700                        0


Net (loss) income                   $  (40,306)              $   87,326

Pro Forma Amounts (Unaudited)
  Assuming Retroactive Application
  Of Change In Subchapter
  S Status and Corporate Recapitalization

Income before income tax
  provision                            474,394                   87,326

Income tax provision                   163,400                   12,700

Net income                             310,994                   74,626

Primary net income per
   common share                            .09                      .02

Weighted average common              3,612,125                3,590,957
  stock outstanding

The accompanying notes are an integral part of the consolidated financial statements.


                    NETWORK SYSTEMS INTERNATIONAL, INC.
                              AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            Nine Months Ended September 30
                                                                                  1995
                                                                 1996         (unaudited)


Operating activities
    Net (loss) income                                       $  (40,306)          87,326
    Adjustments to reconcile net (loss) income to net
    cash
    provided by operating activities:
         Depreciation and amortization                         520,576          272,675
         Loss on marketable securities                          13,006            5,177
         Loss on sale of property & equipment                                     2,020
         (Increase) decrease in:
              Accounts receivable and unbilled               1,049,293           67,151
              receivables
              Prepaid assets, other receivables, and           (13,608)          10,986
              other assets
         Increase (decrease) in:
              Accounts payable and accrued liabilities        (914,286)         190,402
              Unearned revenue                                  47,212           18,394
              Deferred income taxes                            514,700
              Billings in excess of costs and earnings on
                    uncompleted contracts                      184,812           (3,857)
    Total adjustments                                        1,401,705          562,948
    Net cash provided by operating activities                1,361,399          650,274

Investing activities
    Proceeds from the sale of property & equipment                                8,500
    Acquisition of property and equipment                     (114,762)        (602,713)
    Software development                                    (1,052,471)        (436,827)
    Proceeds on sale of marketable securities                    3,083            3,420
    Increase in cash surrender value of life insurance         (10,086)          (6,048)
    Net cash (used) by investing activities                 (1,174,236)      (1,033,668)

Financing activities
    Payment received from stockholder advances                                  125,271
    Payment on notes payable, long-term debt and
        capital leases                                         (80,793)         (74,501)
    Proceeds from notes payable and long term debt                              470,000
    Net payments on line of credit                             (90,641)         (27,200)
    Dividends paid                                                   .          (88,560)
    Net cash provided (used) by financing activities          (171,434)         405,010

Net increase in cash and cash equivalents                       15,729           21,616

Cash at January 1                                               61,758           72,901


Cash at September 30                                        $   77,487       $   94,517



  The accompanying notes are an integral part of the financial statements.


Supplemental disclosures of cash flow information
    and noncash investing and financing activities
    Cash paid during the period for:
      Interest                                    $  33,446        $   35,919


In April of 1996 the stockholders of Network Information Services, Inc. and Network Investment Group, Inc. exchanged all of their common shares of stock for controlling interest in Network Systems International, Inc. (formerly Aqua Australis, Inc.)

During the current period, the Company issued 50,000 shares of common stock for future consulting services.

During the current period, the Company acquired computer equipment totaling $324,932 under capital leases.

Prior to the reverse merger, Network Information Services, Inc. declared dividends of $53,600. These dividends were offset against stockholder loans in a non-cash transaction.





 The accompanying notes are an integral part of the financial statements.

Network Systems International, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

Nine months ended September 30, 1996

                                                                   Net       Notes
                                                     Retained   Unrealiz   Receivabl
                                $0.001    Capital    Earnings      ed          e
                   Number of      Par       in      (Accumula    Loss On      From
                     Shares      Value   Excess of     ted)     Marketab    Officers     Total
                                         Par Value  (Deficit)      le      On Common
                                                                Securiti     Stock
                                                                   es      Purchases

Balance December                $ 5,783  $          $1,393,04   ($11,767   ($53,600)   $1,417,08
31, 1995           4,783,791             83,617     9           )                      2

Dividends                                                                    53,600
                                                    (106,533)                          (52,933)

Issuance of
common stock to                     367
  office           367,385               6,981                                         7,348

Acquisition of                    5,756
company            5,756,176             2,112,385  (140,475)                          1,977,666

Recapitalization   (5,151,17                        (1,928,00                          (2,024,75
of company         6)           (6,150)  (90,598)   5)                                 3)

Net realized loss                                                 11,767
on                                                                                     11,767
  marketable
securities

Common stock                         50
issued for         50,000                24,950                                        25,000
  services at
$.50 per share

Net loss for the
nine month
  period ended
September 30,                                       (40,306)                           (40,306)
 1996

                                $ 5,806  $2,137,33  ($822,270       0          0       $1,310,87
                   5,806,176             5          )                                  1



 The accompanying notes are an integral part of the consolidated financial statements.



                  Network Systems International, Inc.
                           and Subsidiaries
              Notes to Consolidated Financial Statements
  For the Nine Months Ended September 30, 1996 and September 30, 1995
                              (unaudited)

1. Background Information

Network Systems International, Inc. (the Company), formerly Aqua Australis, Inc., was incorporated on September 21, 1988 in the state of Nevada. This corporation was considered a development stage company whose principal business activity was to seek potential business ventures and assets which would warrant involvement or purchase by the Company.

On April 22, 1996, the Company completed a reverse triangular merger whereby two of its wholly owned subsidiary corporations merged with two North Carolina corporations, with the North Carolina corporations being the surviving corporations in the merger. Immediately thereafter, the Company, with the approval of its shareholders, caused its corporate charter to be amended to change its name to Network Systems International, Inc. The newly named company is now the parent company of two wholly owned subsidiary corporations: Network Information Services, Inc. (NIS) and Network Investment Group, Inc.
(NIG), both North Carolina corporations. Immediately prior to the merger, the shareholders of the Company also approved a two for one reverse split of all issued and outstanding shares of the Company's common stock with a $.001 par value and Network Partners, LLC effectively merged into NIS. All per share data has been retroactively restated to show the effects of the two for one reverse split. In addition, immediately prior to the merger, the then controlling stockholders of the Company turned in approximately 17.5 million shares of the Company which were then canceled.

As a result of the merger, accounted for as a reverse acquisition which is similar to the purchase method of accounting, shareholders of NIS and NIG caused the transfer of all of their shares of common stock in the companies, which had a total assets value of approximately $3,800,000, to the Company in exchange for 5,250,176 shares of common stock of the Company.

NIS was incorporated under the laws of the state of North Carolina on September 9, 1985 and develops, licenses, and supports software products primarily for the textile, sewn products and process manufacturing industries. Operations are concentrated in North and South Carolina, however, NIS has clients throughout the east coast of the United States. It employs approximately 50 full-time employees. The corporate headquarters is located in Greensboro, North Carolina.

NIG was incorporated under the laws of North Carolina on April 7, 1993 and sells computer hardware to manufacturing industries. Operations are concentrated in North Carolina and South Carolina, however, it has clients throughout the east coast of the United States. The corporate headquarters is located in Greensboro, North Carolina.

The Company changed their year end from December 31 to September 30 in 1996.

2. Summaries of Significant Accounting Policies

Basis of Preparation:
The financial statements as of September 30, 1996 and for the nine month period then ended Consolidate the Accounts of Network Systems International, Inc. and its wholly owned subsidiaries Network Information Services, Inc. and Network Investment Group. The financial statements for the nine months ended September 30, 1995 combine the accounts of Network Information Services, Inc., Network Investment Group, Inc. and Network Partners, LLC and are unaudited.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the nine month period ended September 30, 1995, (b) the financial position at September 30, 1995 and (c) cash flows for the nine month period ended September 30, 1995 have been made.

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

Software Development Cost:
The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release are charged to operations. Capitalization of computer software development costs begins upon the establishment of technical feasibility for the product. Capitalized software development costs amounted to $1,052,471 and $436,827 for the nine month period ended September 30, 1996 and 1995, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of 1) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product or 2) the straight-line method over the remaining estimated economic life of the product. The Companies have estimated that the useful economic life of its products is two years. Amortization expense of capitalized software cost amounts to $440,482 and $227,370 for the nine month period ended September 30, 1996 and 1995, respectively, and is included in cost of sales.

Software development costs at September 30, 1996 consist of the following:

           Software Development Costs               $  1,822,456
           Less Accumulated Amortization                (726,677)
                                                    $  1,095,779

Revenue:
The Company generates several types of revenue which are accounted for as follows:

Revenue from the sale of software licenses is recognized after shipment and fulfillment of all major obligations under the terms of the licensing agreements. The licensing agreements are typically for the use of company products and are usually restricted by the number of copies, the number of users and the term.

Revenue from "time and materials" contracts are recognized when the services are performed. Services performed which have been authorized but may not be currently billable are classified as unbilled accounts receivable.

Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by direct hours. Contract costs include direct labor combined with allocations of operational overhead and other direct costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability which may result in revisions to costs and revenue are recognized in the period in which the revenues are determined.

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

Advertising Costs:
Advertising costs, except for costs associated with direct response advertising, are charged to operations when incurred. The costs of direct response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense amounted to $15,382 and $20,087 for the periods ended September 30, 1996 and September 30, 1995, respectively. No amounts were capitalized during the 9 month period ended September 30, 1996 and 1995, respectively.

Income Tax:
Prior to the merger on April 22, 1996, the principal operating subsidiary of the Company (NIS) was treated as an S corporation for tax purposes. As such, income and deductions attributable to NIS were reported by its shareholders, and no tax expense or liability was recorded by the Company up until such date. Activities of the Company and its other subsidiary prior to that date did not give rise to a material liability for income taxes. Beginning in April, 1996, income taxes are provided for transactions reported in the financial statements and consist of deferred income taxes.

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

Pro forma Presentation:
The consolidated financial statement of operations for the periods ended September 30, 1996 and 1995 include a pro forma presentation for income taxes which would have been recorded had the operating subsidiary been a C corporation, based on the tax laws in effect during those periods.

Earnings Per Share:
As specified by the Securities and Exchange Commission, pro forma tax and earnings per share data has been provided since the operating subsidiary was formerly a Subchapter S corporation. Pro forma earnings per share have been calculated to include the adjustment for income taxes had the operating subsidiary been a C corporation during the periods presented. Weighted average number of shares outstanding have been calculated to reflect the number of equivalent shares received by the acquiring company during the reverse acquisition.

3. Uncompleted Contracts

Information with respect to uncompleted contracts at September 30, 1996 is summarized as follows:

  Earned contract revenue                                             $ 193,300
  Less billings to date                                                 464,000
  Billings in excess of costs and earnings on uncompleted contracts   $(270,700)


4. Property and Equipment

Property and equipment at September 30, 1996 consist of the following

  Land                                                             $  150,000
  Building                                                            300,000
  Leasehold improvements                                               85,350
  Furniture and fixtures                                               91,338
  Office equipment                                                    112,664
   Computer equipment                                                 222,806
   Computer software                                                   28,912
   Computer equipment and software under capital lease                324,933
                                                                    1,316,003
   Less accumulated depreciation and amortization                    (284,548)
   Accumulated amortization on computer equipment and software
     under capital lease                                             ( 33,555)
                                                                   $  997,900


5. Notes Payable

Notes payable at September 30, 1996 consist of:

Bank line of credit:
 $250,000 maximum line; interest payable monthly at
 prime plus .5%; principal due February 26, 1997; collateralized by accounts receivable, equipment, and a $200,000 life insurance
 policy; personally guaranteed by certain stockholders             $   19,747

Bank note payable:
 interest at prime plus 1.0%; monthly payments of
 $4,729; due July 1, 1997; collateralized by accounts
 receivable, equipment, and a $200,000 life insurance
 policy; personally guaranteed by certain stockholders                 48,699

Mortgage note payable:
 interest at prime plus 0.25%; monthly principal
 payments of $2,612 plus interest; balloon payment
 due March 10, 2000; collateralized by building;
 personally guaranteed by certain stockholders                        420,372
                                                                      488,818
Less amounts currently due                                             99,747
                                                                   $  389,071


The following is a schedule by year of the principal payments required on these notes payable and long-term debts:

       1997                                                         $ 99,747
       1998                                                           31,344
       1999                                                           31,344
       2000                                                          326,383

6. Obligations Under Capital Leases

The Company has capitalized rental obligations under three leases of software and equipment. The obligations, which mature in 2000 and 2001, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under the capital leases are:

       Period Ending September 30
       1997                                                        $  90,432
       1998                                                           90,432
       1999                                                           90,432
       2000                                                           59,995
       2001                                                           20,075
       Total minimum lease payments                                  351,366
       Less amount representing interest                              46,467
       Present value of net minimum lease payments                 $ 304,898
       Less current portion                                           72,000
                                                                   $ 232,898


7. Retirement Benefit Plan

Effective January 1, 1993, the Company established a retirement plan which allows participants to make contributions by salary reduction under Section 401(k) of the Internal Revenue Code. The Company did not make matching contributions to the plan during 1996 or 1995.

8. Income Taxes

As a result of the reverse acquisition on April 22, 1996, one of the Company's subsidiaries Subchapter S status was terminated. After that date, the financial statements of the Company will provide for the income tax effect of earnings reported in the financial statements, including taxes currently due and taxes deferred because of different accounting methods used for financial and income tax reporting. Prior to the change in tax status, earnings and losses were included in the personal tax returns of the stockholders and taxed depending on their personal tax situations, and the Company did not record an income tax provision. The change in tax status necessitated the recognition of the cumulative deferred income existing as of the date of the termination of the S status which resulted in a one-time charge to tax expense of $435,200.

Net income from operations before income taxes totaled $474,394 for the nine months ended September 30, 1996. The components of income tax expense attributable to net income from operations are as follows:

   Current tax expense                                           $      0

   Deferred tax expense - non current
      Termination of S status                                     326,400
      Operations                                                  188,300
                                                                 $514,700

The significant temporary differences which gave rise to deferred tax assets and liabilities as of September 30, 1996 are as follows:

   Deferred tax assets
      Bad debt revenue                                         $  187,000
      Capital loss carryforward                                   398,300
      Research & development credit                                33,300
                                                               $  618,600

   Deferred tax liabilities
      Software development cost                                $1,095,800
      Book basis of property & equipment
        in excess of tax basis                                     57,500
        Change in S status                                        836,900
                                                               $1,990,200

No valuation allowance has been recorded against the deferred tax assets because recognition of the change in S status should be sufficient to offset the remaining tax assets.

The difference between the provision of income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate to income before taxes for the nine months ended September 30, 1996 is as follows:

  Tax expense at U.S. statutory rates           $ 161,300           34.0%
  State and local income tax                       35,600            7.5%

  Termination of Subchapter S status              326,400           69.0%

  Research & development credit                   (20,500)          (4.0%)
  Non-deductible expenses and other                11,900            2.0%
                                                $ 514,700          108.5%

9. Major Customer

For the nine month period ended September 30, 1996 and 1995, sales to two customers amounted to approximately $2,024,500 and $2,186,000, respectively. The September 30, 1996 accounts receivable balance included $568,860 due from that customer.

10.   Lease Commitments

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of September 30, 1996:

         1997                                                   $48,516
         1998                                                   $35,417
         1999                                                   $26,058
         2000                                                   $ 4,287

Rent expense amounted to $124,995 and $170,025 for the nine months ended September 30, 1996 and 1995, respectively.

11.   Commitments

The Company entered into 20 year employment agreements with five of its officers calling for annual salaries totaling no less than $195,000.

12.   Subsequent Event

In December 1996 the Company entered into an agreement with an underwriter to promote the sale of a private placement preferred stock offering. If successful, the Company expects to raise approximately one million dollars from the offering.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

       During fiscal years 1994 and 1995 the accounting firm of Jones, Jensen & Company of Salt Lake City, Utah, audited the books and records of the Company while it was still considered a development stage company operating under the name Aqua Australis, Inc. In April, 1996, the new Board of Directors of the Company appointed Pender Newkirk & Company as the new independent auditors for the newly named Network Systems International, Inc. The change in accountant did not result from any disagreements with Jones, Jensen on any matter of accounting principal or practices, financial statement disclosures or auditing scope of procedure, but was made effective by the Board of Directors strictly as a matter of convenience. Additionally, Pender Newkirk & Company has expressed no adverse remarks in relation to the financial conclusions of Jones, Jensen as shown in the audits for fiscal years 1994 and 1995. Jones, Jensen & Company filed a letter with the SEC dated April 30, 1996 confirming the above and a report of change was filed by the Company with the SEC.


                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors, executive officers and significant employees of the Company are:

Name                        Age                   Position
Robbie M. Efird (1)(2)(3)   33  Chairman of the Board, Chief Executive Officer
E. W. "Sonny" Miller,       54  Senior Vice President - Marketing/Sales
  Jr.(1)(2)
David F. Christian (1)(2)   42  Product Manager, Product Development
James W. Moseley (1)(2)     51  Product Manager, Client Services
William C. Ray (2)(3)       49  Vice President, Administration,
                                 General Counsel, Secretary
Richard R. King             35  Director of Information Technology
Tony A. Lee                 34  Product Manager
David A. Maj                37  Product Manager
J. Earl Warrick, Jr.        40  Manager, Hardware Sales

Robbie M. Efird: From 1983 to 1985 Mr. Efird was employed with J. P. Stevens, Inc. in Greenville, South Carolina. From 1985 to 1986 Mr. Efird worked in Rocky Mount, North Carolina for Texfi Industries, Inc. Seeking to utilize his talents as a software developer, Mr. Efird joined Network Information Services, Inc. in 1986 where he set about designing and developing proprietary software for the manufacturing industry. Mr. Efird currently serves as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Efird is a Magna Cum Laude graduate of the De Vry Institute in Atlanta, Georgia and is participating in graduate studies for his Masters of Business Administration at the University of North Carolina at Greensboro. Mr. Efird created the original design module for the Company's proprietary software in 1986 and has continuously directed development activities of the Company since that time.

E. W. "Sonny" Miller, Jr.: From 1963 to 1966 Mr. Miller was employed as the Director of Information Systems for the National Bank of Fort Benning, Fort Benning, Georgia. In 1966, Mr. Miller took a position with Fieldcrest Mills, Inc. as its Corporate Systems Manager where he served until 1968. Thereafter, Mr. Miller was employed as Corporate Manager of IN Plant Systems for Burlington Industries, Inc. from 1969 until 1971. From 1971 until 1980 Mr. Miller served as Corporate Systems Manager for Texfi Industries in Greensboro, North Carolina. In mid 1980 Mr. Miller was appointed Director of Management Information Systems for Flynt Fabrics, Inc. and thereafter, in 1982, Mr. Miller held the same position with TiCaro, Inc. until 1985. In 1985 Mr. Miller established Sonny Miller and Associates as a free lance contract programmer for the manufacturing industry. Later in the year, Mr. Miller incorporated his business which has since operated under the name of Network Information Services, Inc. Mr. Miller currently serves as Senior Vice President of Marketing for the Company. Mr. Miller is a graduate of the University of Georgia in Columbia, Georgia and oversees the Company's marketing efforts.


David F. Christian: From 1972 until 1975, Mr. Christian was employed by Spencer's, a children's clothing manufacturer located in Mount Airy, North Carolina. Thereafter, from 1975 until 1979, Mr. Christian served in various management positions for a local restaurant chain in Greensboro, North Carolina and subsequently held a management position with Davidson's, a multi-state wholesale distributor of sporting goods until 1989. From 1989 until 1990 Mr. Christian served as manager of CEW Imports, located in Winston Salem, North Carolina. In 1990, Mr. Christian joined the Company and serves as Product Manager for the Company's net customerlink (net po+). Mr. Christian is a graduate of the Electronic Computer Programming Institute in Greensboro, North Carolina.

James W. Moseley: From 1969 until 1987 Mr. Moseley was employed by Burlington Industries, Inc. as a programmer/analyst through Manager of Systems and Programming. Mr. Moseley's primary focus at Burlington was on development and implementation of state of the art manufacturing systems in its weaving and finishing plants. Working as a member of Burlington's corporate systems staff, Mr. Moseley served as a project leader for the development of a new and then revolutionary tracking system for the company's transportation division. Mr. Moseley also served the company as a consultant to various divisions on the development and implementation of MRP11 software packages. From 1987 until 1989 Mr. Moseley represented the Sara Lee Corporation as their manufacturing systems manager responsible for the implementation of MRP11 software packages in their Fuller Brush subsidiary and implementing manufacturing systems for their Coach Leatherware subsidiary. From 1989 until 1992, Mr. Moseley was employed by Guilford Mills, Inc. as Automotive Business Unit MIS Manager responsible for implementing MRP11 software. Mr. Moseley joined the Company in 1992 and has been responsible for Network's Client Services Group and assisting in educational development programs at Network's Process Learning Center. Mr. Moseley currently serves as Product Manager for the Company's net proplan and net scheduler. Mr. Moseley holds a BA degree in Mathematics from the University of North Carolina at Chapel Hill, North Carolina. Mr. Moseley served as an officer in the United States Navy as a Damage
Control Officer and Programmer/Analyst at the Navy's Commander-in-Chief, Atlantic Fleet Headquarters.

William  C.  Ray:  From 1972 until 1989 Mr. Ray  was  engaged  in  the private practice of law in Greensboro, North Carolina. In 1989, Mr. Ray was appointed Vice President, General Counsel and Secretary of
Guilford Mills, Inc., a NYSE Fortune 500 company where he served in such capacity until 1993. Mr. Ray joined the Company in 1995 and is currently serving as its Vice President of Administration, General Counsel and Secretary. Mr. Ray is a graduate of the University of North Carolina at Chapel Hill, North Carolina and holds a Juris Doctorate degree from the University of Miami, Miami, Florida. Mr. Ray has intermittently served as a special consultant to USAID-Department of State and traveled throughout the African Continent formalizing joint venture arrangements between African and American companies.

Richard R. King: Mr. King joined the Company in 1990 and currently serves as its Director of Information Technology and is responsible for research and development of new technologies in both software and hardware areas.

Tony A. Lee: Mr. Lee joined the Company in 1989 and currently serves as product manager for its inventory control and qctrack, software programs. Mr. Lee is a graduate of Campbell University with a degree in Computer Information Services.

David A. Maj: Mr. Maj joined the Company in 1992 and currently serves as the Company's product manager for the net collection's cost and resource manager. Mr. Maj has 18 years experience in the manufacturing process industry as an engineering and information systems specialist.

J. Earl Warrick, Jr.: Mr. Warrick currently serves as the Company's Director of Hardware Sales and manages the Company's new Outsource Process Services. Mr. Warrick joined the Company in 1993 after previously serving the hardware accounts of numerous nationally recognized companies.


(1) Currently serves as a member of the Board of Directors and is a director nominee at the Company's Annual Meeting scheduled for February 20, 1997.
(2)  Currently serves on the Company's Executive Committee
(3)  Currently serves on the Company's Audit Committee

Item 10.  Executive Compensation

(a)                                                   (b)          (c)          (d)          (e)
                                                                                            Other
Name and Principal Position                          Year      Salary ($)    Bonus ($)     Annual
                                                                                         Compensation($)


Robbie M. Efird<F1> <F2>
Chairman of the Board, Chief Executive Officer       1996        $63,541       None       $1,038<F3>

E.W. "Sonny" Miller, Jr.<F1> <F2>
                                                     1996        58,500        None       $2,125<F3>

<F1> The salary figures presented represent the salary compensation of the named executives for the period May, 1996 through September 30, 1996 since the Company operated as a private company reporting as a Subchapter S corporation prior to that time. No other executive officers would meet the reporting requirements.

<F2> The named executive officers have entered into long term employment contracts with the Company for a period of five years with three, five-year renewable options. The contracts provide that if the named executive is wrongfully terminated, then, and in that event, the Company would provide salary continuation to the named executive through the term of the contract.

<F3> Represents the value of estimated personal use of Company owned vehicles and the value of disability premiums paid by the Company under a salary continuation program.

Item 11.       Security Ownership of Certain Beneficial Owners and Management.
    (1)                         (2)                           (3)                 (4)
                                                       Amount and Nature      Percent of
  Title of      Name and Address of Beneficial Owner     of Beneficial           Class
   Class                                                     Owner
Common         Robbie M. Efird                             2,184,193            37.62%
               200 N. Elm Street
               Greensboro, N.C.  27401

Common         E.W. "Sonny" Miller, Jr.                    1,237,097            21.31%
               200 N. Elm Street
               Greensboro, N.C.  27401

Common         David F. Christian                           715,698             12.33%
               200 N. Elm Street
               Greensboro, N.C.  27401

Common         James W. Moseley                             475,698              8.19%
               200 N. Elm Street
               Greensboro, N.C.  27401

Common         William C. Ray                               367,385              6.33%
               200 N. Elm Street
               Greensboro, N.C.  27401
All Executive Officers and Directors as a group (8         5,250,176            90.42%
persons)

Item 12.  Certain Relationships and Related Transactions

       On June 7, 1996 a Form S-8 was filed with the Securities and Exchange Commission. The Form S-8 references a contract between Registrant and a promoter for the issuance of 50,000 shares of Registrant's common stock, par value .001 in exchange for certain services.

Item 13.       Exhibits and Reports on Form 8-K

a)     Exhibits

The following exhibits are submitted herewith:

 Number                                                               Page #

 3 (ii)   "P"   Bylaws of the Company.  Incorporated by
                reference to Agreement and Plan of Reverse
                Triangular Merger in Form 10-QSB for the period ending March 31, 1996.

 10       "P"   Employment contracts of officers incorporated by
                reference on Form 10-QSB filed May 20, 1996.

 11             Statement Re: Computation of per share earnings         32

 13 (i)   "P"   Form 10-QSB for the period ended March 31, 1996
                incorporated by reference

 13 (ii) Form 10-QSB for the period ended June 30, 1996 incorporated by reference

 16       "P"   Letter on change in certifying accountants filed
                on Form 8-K/A1 and incorporated by reference

 22 The Company intends to timely submit an annual report and proxy statement to shareholders within 120 days after the close of fiscal year end and hereby incorporates by reference these published reports to be submitted to shareholders.

          "P" Additionally, a meeting of security holders was held on March 25, 1996 and April 14, 1996 and incorporated by reference in Form 10-QSB for the period ended
                March 31, 1996.

 24       "P"   A general power of attorney was filed as Exhibit F of
                Form 10-QSB for the period ended March 31, 1996 and is therefore incorporated by reference.

 27             Financial Data Schedule                                    33


b)      Reports on Form 8-K

          "P" Form 8-K filed April 30, 1996 with respect to Change in Control of Registrant, Acquisition of Assets, Resignation of Registrant's Directors, including financial statements

          "P" Form 8-K/A filed May 22, 1996 with respect to Pro forma financial information

          "P" Form 8-K/A1 filed June 10, 1996 with respect to certifying accountants including financial statements

                Form 8-K filed September 26, 1996 with respect to change in fiscal year end. No financial statements were required to be filed with this report.


                             SIGNATURES

       In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     NETWORK SYSTEMS INTERNATIONAL, INC.



                     By:     /s/  William C. Ray
                             William C. Ray, Vice President

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signatures                                              Date
/s/ Robbie M. Efird                                         January 9, 1997
Robbie M. Efird
Chairman of the Board, President, Chief Executive
Officer, Acting Financial Officer and Director (principal
executive and financial officer)


/s/ E. W. Miller, Jr.
E. W. Miller, Jr.
Senior Vice President and Director
(executive officer)


/s/ William C. Ray
William C. Ray
Vice President, Secretary
(executive officer)


/s/ James W. Moseley
James W. Moseley
Director


/s/ David F. Christian
David F. Christian
Director