Form 10QSB
period 1996-12-31
NETWORK SYSTEMS INTERNATIONAL INC
filed 1997-02-14
CIK 842722

8
10Q1Q97.doc
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT of 1934.
                           For the quarterly period ended December
31, 1996

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

              X    YES    ___   NO

There were 5,806,176 shares of the Registrant's .001 par value common stock outstanding as of February 13, 1997.

Transitional Small Business Format (check one)  Yes __     No X

                  NETWORK SYSTEMS INTERNATIONAL, INC.






                               Contents






Part I - Financial Information

       Item 1. Financial Statements
               Consolidated Balance Sheet                             3
               Consolidated Statements of Operations
                      Three months ended December 31, 1996 and 1995   4
               Consolidated Statements of Cash Flow
                      Three months ended December 31, 1996 and 1995   5
               Consolidated Statement of Changes in Stockholder's
               Equity                                                 6
               Notes to Consolidated Financial Statements             7
       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations         13
Part II
       Item 4. Submission of Matters to Vote of Security Holders     16
       Item 5. Other matters                                         16
       Item 6. Exhibits and Reports on Form 8-K                      17
       Signatures                                                    18
       Exhibit Index                                                 19


PART I.       FINANCIAL STATEMENTS

                                     Network Systems International, Inc. and Subsidiaries
                                                  Consolidated Balance Sheet
                                                       December 31, 1996
                                                          (Unaudited)

Assets
Current Assets
       Cash                                                              $    3,564
       Accounts receivable, trade, net of allowance of $121,594           1,777,718
       Accounts receivable, related parties                                  13,139
       Other current assets                                                  30,110
                                                                          1,824,531

Property and equipment, net of accumulated depreciation                     991,617

Other Assets
        Software development costs, net of accumulated amortization       1,245,774
        Other                                                                53,528
                                                                          1,299,302
                                                                         $4,115,450

Liabilities and Stockholders' Equity
Current Liabilities:
       Notes payable, current portion                                    $  275,134
       Capital lease obligation, current portion                             72,000
       Accounts payable, trade                                              622,897
       Other accrued liabilities                                             83,395
       Income taxes payable                                                  53,577
       Deferred revenue                                                     177,383
       Billings in excess of costs and earnings on
         uncompleted contracts                                               18,240
Total current liabilities                                                 1,302,626

Long Term Liabilities:
       Deferred income taxes                                                605,038
       Notes payable, net of current maturities                             370,714
       Capital lease obligation, net of current maturities                  215,382
Total long term liabilities                                               1,191,134

Stockholders' Equity
       Preferred Stock; $.001 par value; authorized 12,500 shares;
         issued and outstanding 0 shares
       Common Stock; $.001 par value; authorized 100,000,000
         shares; issued and outstanding 5,806,176 shares                      5,806
       Capital in excess of par value                                     2,137,335
       Accumulated Deficit                                                 (521,451)
Total stockholders' equity                                                1,621,690

                                                                         $4,115,450

The accompanying notes are an integral part of the consolidated financial statements.

                                     Network Systems International, Inc. and Subsidiaries
                                       Consolidated Statement of Operations (Unaudited)

                                          Three Months Ended December 31
                                          1996                      1995

Revenue:
   Licensing revenue                $   982,537              $   632,769
   Equipment revenue                    403,226                1,262,607
   Servicing revenue                     47,100                  493,958
Total revenue                         1,432,863                2,389,334

Operating expenses
   Cost of sales and services           647,215                1,273,118
   Research and development              89,749                  128,549
   General and administrative           234,416                  413,759
                                        971,380                1,815,426

Operating income                        461,483                  573,908

Other income (expenses)
   Interest                             (16,838)                  (5,703)
   Other income (expense)                   174                  (28,828)
                                        (16,664)                 (34,531)

Income before income
   tax provision                        444,819                  539,377

Income tax provision                    144,000                        0


Net income                          $   300,819              $   539,377

Primary net income per
   common share                     $       .05

Weighted average common
  stock outstanding                   5,806,176

Pro Forma Amounts Assuming
Retroactive Application of
Change In Subchapter S
Status and Corporate
Recapitalization

Income before income tax provision                           $   539,377

Income tax provision                                             210,600

Net income                                                   $   328,777

Primary net income per
   common share                                              $       .06

Weighted average common
  stock outstanding                                            5,756,176

The accompanying notes are an integral part of the consolidated financial statements.

                                              NETWORK SYSTEMS INTERNATIONAL, INC.
                                                       AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOW
                                                          (Unaudited)
                                                               Three Months Ended December 31
                                                                1996                   1995

Operating activities
    Net income                                                300,819              539,377
    Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                        286,927                95,905
         Loss on marketable securities                                                4,223
         (Increase) in:
              Accounts receivable and unbilled               (650,864)           (1,419,523)
              receivables
              Prepaid assets, other receivables, and           (1,104)              (10,605)
              other assets
         Increase (decrease) in:
              Accounts payable and accrued liabilities        381,615               969,078
              Income tax payable                               53,577
              Unearned revenue                                 41,875                 4,797
              Deferred income taxes                            90,338
              Billings in excess of costs and earnings
              on                                             (252,460)             (143,151)
                    uncompleted contracts
    Total adjustments                                         (50,096)             (499,276)
    Net cash provided by operating activities                 250,723                40,101

Investing activities
    Deposit on equipment                                      (30,000)
    Acquisition of property and equipment                     (40,150)              (16,541)
    Software development                                     (390,488)             (145,608)
    Proceeds on sale of marketable securities                                         3,557
    Purchase of marketable securities                                                (3,540)
    Increase in cash surrender value of life insurance         (3,522)               (2,016)
    Net cash (used) by investing activities                  (464,160)             (164,148)

Financing activities
    Payment received from stockholder advances                                          700
    Payment on notes payable, long-term debt and
        capital leases                                        (35,873)               (6,990)
    Net proceeds on line of credit                            175,387                97,578
    Net cash provided by financing activities                 139,514                91,288

Net (decrease) in cash                                        (73,923)              (32,759)

Cash at October 1                                              77,487                94,517

Cash at December 31                                        $    3,564           $    61,758

Supplemental disclosures of cash flow information
    and noncash investing and financing activities
    Cash paid during the period for:
         Interest                                          $   17,567           $    15,541

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

Network Systems International, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

Three months ended December 31, 1996

                                                                     Retained
                                            $0.001     Capital in    Earnings
                               Number of      Par       Excess of   (Accumulat
                                Shares       Value      Par Value       ed)         Total
                                                                     (Deficit)

Balance September 30, 1996     5,806,176   $ 5,806     $2,137,335   $(822,270)   $1,320,871

Net income for the three
month                                                                 300,819       300,819
  period ended December 31,
  1996

                               5,806,176   $ 5,806     $2,137,335   $(521,451)   $1,621,690



 The accompanying notes are an integral part of the consolidated financial statements.

                  Network Systems International, Inc.
                           and Subsidiaries
              Notes to Consolidated Financial Statements
  For the Three Months Ended December 31, 1996 and December 31, 1995
                              (Unaudited)

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

In December 1996 the Company entered into an agreement with an underwriter to promote the sale of a private placement preferred stock offering. The Company plans to sell 12,500 shares of Series A preferred stock at a purchase price of $100 per share. Each share of preferred stock will receive an annual dividend of $12 per share. The preferred stock is convertible into 50 shares of the Company's common stock at a conversion price of $2.00 per share, subject to the outcome of certain events. As of February 13, 1997 the Company has raised approximately $508,515 under the private placement offering.

2. Summaries of Significant Accounting Policies

Basis of Preparation:
The financial statements as of December 31, 1996 and for the three month period then ended Consolidate the Accounts of Network Systems International, Inc. and its wholly owned subsidiaries Network Information Services, Inc. and Network Investment Group, Inc. The financial statements for the three months ended December 31, 1995 combine the accounts of Network Information Services, Inc., Network Investment Group, Inc. and Network Partners, LLC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended December 31, 1996 and 1995, (b) the financial position at December 31, 1996, and
(c) cash flows for the three-month periods ended December 31, 1996 and 1995, have been made.

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

Software Development Cost:
The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release are charged to operations. Capitalization of computer software development costs begins upon the establishment of technical feasibility for the product. Capitalized software development costs amounted to $390,488 and $145,608 for the three month period ended December 31, 1996 and 1995, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of 1) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product or 2) the straight-line method over the remaining estimated economic life of the product. The Companies have estimated that the useful economic life of its products is two years. Amortization expense of capitalized software cost amounts to $240,494 and $75,790 for the three month period ended December 31, 1996 and 1995, respectively, and is included in cost of sales.

Software development costs at December 31, 1996 consist of the following:

     Software Development Costs       $  2,212,945
     Less Accumulated Amortization        (967,171)
                                      $  1,245,774

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

Advertising Costs:
Advertising costs, except for costs associated with direct response advertising, are charged to operations when incurred. The costs of direct response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense amounted to $30,489 and $-0- for the periods ended December 31, 1996 and December 31, 1995, respectively. No material amounts were capitalized during the 3 month period ended December 31, 1996 and 1995, respectively.

Income Tax:
Prior to the merger on April 22, 1996, the principal operating subsidiary of the Company (NIS) was treated as an S corporation for tax purposes. As such, income and deductions attributable to NIS were reported by its shareholders, and no tax expense or liability was recorded by the Company up until such date. Activities of the Company and its other subsidiary prior to that date did not give rise to a material liability for income taxes. Beginning in April, 1996, income taxes are provided for transactions reported in the financial statements.

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

Earnings Per Share:
Primary earnings per common share are computed using the weighted average number of shares outstanding of the Company for the period ended December 31, 1996.

Pro forma Presentation:
The consolidated financial statement of operations for the 3 month period ended December 31, 1995 includes a pro forma presentation, as specified by the Securities and Exchange Commission, for income taxes which would have been recorded had the operating subsidiary been a C corporation, based on the tax laws in effect during those periods.

Pro forma earnings per share have been calculated to include the adjustment for income taxes had the operating subsidiary been a C corporation during the periods ended December 31, 1995. Weighted average number of shares outstanding have been calculated to reflect the number of equivalent shares received by the acquiring company during the reverse acquisition.


3. Uncompleted Contracts

Information with respect to uncompleted contracts at December 31, 1996 is summarized as follows:

       Earned contract revenue                     $ 429,760
       Less billings to date                         448,000
       Billings in excess of costs and
        earnings on uncompleted contracts          $ (18,240)


4. Property and Equipment

Property and equipment at December 31, 1996 consist of the following

       Land                                     $  150,000
       Building                                    300,000
       Leasehold improvements                       89,426
       Furniture and fixtures                      118,229
       Office equipment                             93,364
       Computer equipment                          229,507
       Computer software                            50,693
       Computer equipment and software under
       capital lease                               324,933
                                                 1,356,152
       Less accumulated depreciation and
       amortization                               (304,706)
       Accumulated amortization on computer
       equipment and software                     ( 59,829)
          under capital lease
                                                $  991,617


5. Notes Payable

Notes payable at December 31, 1996 consist of:

Bank line of credit:
       $250,000 maximum line; interest payable
       monthly at prime plus .5%; principal due
       February 26, 1997; collateralized
       by accounts receivable, equipment, and
       a $200,000 life insurance policy;
       personally guaranteed by certain            $  195,134
stockholders

Bank note payable:
       interest at prime plus 1.0%; monthly
       payments of $4,729; due July 1, 1997;
       collateralized by accounts receivable,
       equipment, and a $200,000 life insurance
       policy; personally guaranteed by certain
       stockholders                                    35,566
Mortgage note payable:
       interest at prime plus 0.25%; monthly
       principal payments of $2,612 plus
       interest;
       balloon payment due March 10, 2000;
       collateralized by building; personally
       guaranteed by certain stockholders             415,148
                                                      645,848
Less amounts currently due                            275,134
                                                   $  370,714


The following is a schedule by year of the principal payments required on these notes payable and long-term debts:

       1997                                     $275,134
       1998                                       31,344
       1999                                       31,344
       2000                                      308,026

6. Obligations Under Capital Leases

The Company has capitalized rental obligations under three leases of software and equipment. The obligations, which mature in 2000 and 2001, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under the capital leases are:

       Period Ending December 31
       1997                                           $  92,197
       1998                                              90,432
       1999                                              90,432
       2000                                              42,812
       2001                                              14,600
       Total minimum lease payments                     330,473
       Less amount representing interest                 43,091
       Present value of net minimum lease payments    $ 287,382
       Less current portion                              72,000
                                                      $ 215,382


7. Retirement Benefit Plan

Effective January 1, 1993, the Company established a retirement plan which allows participants to make contributions by salary reduction under Section 401(k) of the Internal Revenue Code. The Company did not make matching contributions to the plan during 1996 or 1995.

8. Income Taxes

As a result of the reverse acquisition on April 22, 1996, the Subchapter S status of one of the Company's subsidiaries was terminated. After that date, the financial statements of the Company provide for the income tax effect of earnings reported in the financial statements, including taxes currently due and taxes deferred because of different accounting methods used for financial and income tax reporting. Prior to the change in tax status, earnings and losses were included in the personal tax returns of the stockholders and taxed depending on their personal tax situations and the Company did not record an income tax provision. The change in tax status necessitated the recognition of the cumulative deferred income existing as of the date of the termination of the S status which resulted in a one-time charge to deferred tax expense of $435,200.

Net income from operations before income taxes totaled $444,819 for the three months ended December 31, 1996. The provision for income taxes from continuing operations consist of the following components:

       Current tax expense                         $ 107,400
       Deferred tax expense                           65,800
       Research and development credit               (29,200)
                                                   $ 144,000

The significant temporary differences which gave rise to deferred tax assets and liabilities as of December 31, 1996 are as follows:

      Deferred tax asset
            Bad debt revenue                         $  199,600

      Deferred tax liabilities
            Software development cost                $1,245,800
            Book basis of property & equipment
              in excess of tax basis                     71,200
            Change in tax status                        553,900
                                                     $1,870,900

The Company has loss carryforwards totaling $149,900 that may be offset against future taxable income and research and development credit totaling $26,600 that may be offset against future federal income taxes. If not used, the carryforwards will expire as follows:

                                         Research & development
                    Operating losses             credits

        2003           $ 92,800                        -
        2009             49,300                        -
        2010              7,800                        -
        2011                  -                    6,300
        2012                  -                  $20,300
                       $149,900                  $26,600

No valuation allowance has been recorded against the deferred tax assets or operating loss or tax credit carryforwards because recognition of the cumulative deferred income arising from the change in tax status should be sufficient to offset the remaining tax assets.

The difference between the provision for income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate to income before taxes for the three months ended December 31, 1996 is as follows:

     Tax expense at U.S. statutory rates    $ 151,200        34.0%
     State and local income tax                 5,600         1.3%

     Research & development credit and
     other                                    (12,800)         (2.9%)
                                            $ 144,000        32.4%

9. Major Customer

For the three month period ended December 31, 1996, sales to four customers amounted to approximately $833,000. For the three month period ended December 31, 1995, sales to two customers amounted to approximately $1,488,000.

10.   Lease Commitments

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 1996:

     1997                         $44,986
     1998                         $35,417
     1999                         $19,032
     2000                         $ 2,449

Rent expense amounted to $9,658 and $52,754 for the three months ended December 31, 1996 and 1995, respectively.

11.   Commitments

The Company entered into 20 year employment agreements with five of its officers calling for annual salaries totaling no less than $195,000.




____________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
___________________________________________________________________

This MD&A Contains Some Forward Looking Information

Results of Operations

Revenue. Although Network's first quarter software sales increased from $632,769 to $982,577 during first period 1996 over the comparable period 1995, a 55% increase, the Company's total first quarter revenues decreased 40% to $1,432,863 compared to the first quarter of the prior year. This decrease resulted from the sale of approximately one million dollars of hardware to a single customer during the comparable period in 1995.

Software sales contributed 68.6% of the net revenues of the Company; implementation services 3.3% and hardware sales 28.1% for the quarter ended 12/31/96.

The Company intends to continue to provide periodic upgrades to its software packages during the balance of the year. During first quarter, 1997, the Company issued an upgrade to its software package to its customers who were eligible to receive the enhancement. Additionally, the Company currently intends to introduce a third generation version of its original software package during the calendar year 1997. However, there are no assurances that the Company will not experience difficulties that could delay or prevent the successful completion, introduction and marketing of the new program, its product enhancements or that they will adequately meet the requirements of either the marketplace or achieve market acceptance. In addition, the Company's revenues in future periods could be adversely affected by a significant change in general manufacturing environments or as it relates to their desire to computerize the manufacturing process.


Cost of Sales and Services. Cost of sales and services as a percentage of revenue decreased in the first quarter of fiscal 1997 to 45% from 53% in the first quarter of the prior fiscal year. This decrease is attributable to a shift of the Company's focus into software licensing and a resultant decrease in equipment sales. Since equipment revenues carry a higher percentage of costs as compared to software licensing fees, an anticipated decrease in cost of sales and services was achieved. Included in cost of sales and services is $240,494 of amortized software costs.


Software Development Costs. Software development costs, both capitalized and expensed as research and development, amounted to approximately $480,000 for the three months ended 12/31/96, as compared to approximately $274,000 for the three months ended 12/31/95; a 75% increase. Of these amounts, approximately $390,000 and $146,000 were capitalized for the three months ended December 31, 1996 and 1995, respectively. More software development costs were capitalized in 1996 versus 1995 since technological feasibility of more products was achieved in fiscal year 1996. This increase is principally attributable to the Company's continued commitment to develop new and improved software modules. The Company would anticipate that research and development expenses will overall, increase in 1997 due to the Company's continuing efforts to launch its third generation software package. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the acquisition of complementary software technologies. However, there can be no assurances that the Company will achieve these goals.


General and Administrative. General and administrative expenses were 16.4% of revenue in the first quarter of 1997 as compared to 17.3% in the same quarter of 1996. This decrease in general and administrative expenses is principally due to the Company's assignment of certain associates out of the administrative area into more product focused issues of the Company's business.


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


Quarterly Results.  Net income for the three month period ended
12/31/96 was $300,819. Assuming a retroactive application of change in Subchapter S status, pro forma net income for the comparable period ended 12/31/95 amounted to $328,777. This decrease is directly attributable to the sale of approximately one million dollars of hardware to a single customer during the 1995 period.

On a per share basis, earnings were $.05 for the three months ended 12/31/96 as compared to pro forma $.06 for the comparable period of 1995. This per share data has been computed using the weighted average of the common stock outstanding for Network Systems International, Inc., the former development stage company, for all periods presented versus the 5,806,176 shares outstanding as of 12/31/96.

Net income before income taxes was $444,819 in the quarter ended
December 31, 1996 compared to an income before income taxes of
$539,377 for the comparable period ended 12/31/95.   This decrease is
primarily due to the sale of approximately one million dollars of hardware to a single customer during the period in 1995.

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


Liquidity and Capital Resources. Cash totaled $3,564 on December 31, 1996. Cash provided by operating activities amounted to approximately $250,700 for the three months ended 12/31/96 compared to $40,100 in the comparable period of 1995. This increase in cash provided by operations is principally due to additional collections of accounts receivables over the prior period.

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

As previously stated, current sales of preferred stock in a private placement offering as of February 13, 1997 amounted to a net cash position of $508,515. Assuming the balance of the private placement offering is successful, the total net cash to be received by the Company will amount to $1,087,500. The Company will pay a $12.00 per share dividend on each share of preferred stock until, (1) the preferred shareholder exercises the right to convert the preferred shares to common stock of the Company at a conversion rate of $2.00 per share, or (2) the Company exercises its right to call the shares on the basis of a declining premium from $3.00 to $0 over the nine month period beginning February 12, 1998.


Part II

_______________________________________________________________________
Item 4. Submission of Matters to a Vote of Security Holders
_______________________________________________________________________

All matters submitted to a vote of security holders during the period covered by this report has been previously reported by the Company in its Form 10-KSB for the period ending September 30, 1996 and filed with the Securities and Exchange Commission on January 10, 1997. Exhibits contained therein set forth the details of all matters submitted to a vote of security holders, therefore, specific reference is made thereto.

______________________________________________________________________
Item 5. Other Matters
______________________________________________________________________

(1) On December 12, 1996 the Company initiated a plan to issue up to $1,250,000 in Series A Convertible Preferred Stock in a private placement offering. Palm State Equities, Inc. will act as underwriter in the offering which anticipates that the offering will be completed by the close of the Company's second quarter ending March 31, 1997.

(2) Although the Company previously believed that it would acquire a sufficient asset level by the end of its second quarter to qualify for its submission of an application for NASDAQ Small Cap Market status, such asset level was not achieved due to the failure of the Company to close pending business prior to the end of the quarter. Therefore, application for NASDAQ Small Cap Market status is currently held in abeyance until such time as the Company increases its asset base to the levels required.
_______________________________________________________________________
Item 6        Exhibits and Reports on Form 8-K
_______________________________________________________________________

(a)Exhibits included herewith are:

       (3)(i) Articles of Incorporation

       (4) Investments defining the rights of holders including indentures

       (27)   Financial Data Schedule

                              SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                            NETWORK SYSTEMS INTERNATIONAL, INC.

Date:  2/14/97              /s/ Robbie M. Efird
                            Robbie M. Efird, President
                            and acting as CFO

Date:  2/14/97              /s/ William C. Ray
                            William C. Ray, Vice President



                             EXHIBIT INDEX




Exhibit                                                   Page

(3)(i)                                                     20

(4)                                                        26

(27)                                                       29