Form 10QSB
period 1997-03-31
NETWORK SYSTEMS INTERNATIONAL INC
filed 1997-05-16
CIK 842722

33
d:\sec\10Q2Q97.doc                                    3:51 PM May 15, 1997

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT of 1934.
                    For the quarterly period ended March 31, 1997

                                  OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the transition period from _____, 19__, to _____, 19__.

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

       X    YES                                ___   NO

There were 5,806,176 shares of the Registrant's $.001 par value common stock and 9,847 shares of Registrants $.001 par value preferred stock outstanding as of May 15, 1997.

Transitional Small Business Format (check one)  Yes __     No X

                  NETWORK SYSTEMS INTERNATIONAL, INC.






                               Contents






Part I - Financial Information

Item 1.        Financial Statements
       Consolidated Balance Sheet                           3
       Consolidated Statements of Operations
               Three and Six months ended
                  March 31, 1997 and 1996                   4
       Consolidated Statements of Cash Flow
               Six months ended March 31, 1997 and 1996     5
       Consolidated Statement of Changes
          in Stockholders' Equity                           6
       Notes to Consolidated Financial Statements           7-14
Item 2.        Management's Discussion and Analysis of
       Financial Condition and Results of Operations        15-17

Part II

Item 4.        Submission of Matters to a Vote
        of Security Holders                                 18
Item 5.        Other matters                                18
Item 6.        Exhibits and Reports on Form 8-K             19
Signatures                                                  20
Exhibit Index                                               21

PART I.       FINANCIAL STATEMENTS

                       Network Systems International, Inc. and Subsidiaries
                                  Consolidated Balance Sheet
                                      March 31, 1997
                                        (Unaudited)
Assets
Current Assets
       Cash                                                              $   633,748
       Accounts receivable, trade, net of allowance of $269,700            1,754,659
       Cost and estimated earnings in excess of billings
            uncompleted contracts                                             40,800
       Other current assets                                                   50,423
                                                                           2,479,630

Property and equipment, net of accumulated depreciation                      950,543

Other Assets
        Software development costs, net of accumulated amortization        1,341,179
        Other                                                                 89,118
                                                                           1,430,297
                                                                         $ 4,860,470

Liabilities and Stockholders' Equity
Current Liabilities:
       Notes payable, current portion                                    $    51,000
       Capital lease obligation, current portion                              62,000
       Accounts payable, trade                                               493,328
       Other accrued liabilities                                              98,662
       Income taxes payable                                                  202,115
       Deferred revenue                                                      204,848
Total current liabilities                                                  1,111,953

Long Term Liabilities:
       Deferred income taxes                                                 570,700
       Notes payable, net of current maturities                              375,818
       Capital lease obligation, net of current maturities                   202,252
Total long term liabilities                                                1,148,770

Stockholders' Equity
       Preferred Stock; $.001 par value; authorized 12,500 shares;
         issued and outstanding 7,870 shares                                       8
       Common Stock; $.001 par value; authorized 100,000,000
         shares; issued and outstanding 5,806,176 shares                       5,806
       Capital in excess of par value                                      2,822,017
       Accumulated Deficit                                                  (228,084)
Total stockholders' equity                                                 2,599,747
                                                                         $ 4,860,470


The accompanying notes are an integral part of the consolidated financial statements.

           Network Systems International, Inc. and Subsidiaries
             Consolidated Statement of Operations (Unaudited)

                                     Three Months Ended March 31            Six Months Ended March 31
                                      1997                1996                1997              1996

Revenue:
   Licensing and servicing       $1,343,021          $1,316,245          $2,372,658        $2,442,972
   revenue
   Equipment revenue                561,730             723,037             964,956         1,985,644
Total revenue                     1,904,751           2,039,282           3,337,614         4,428,616

Operating expenses
   Cost of sales and services       905,970             921,422           1,553,185         2,194,540
   Research and development          71,487              26,388             161,236           154,937
   General and administrative       438,123             413,810             672,539           827,569
                                  1,415,580           1,361,620           2,386,960         3,177,046

Operating income                    489,171             677,662             950,654         1,251,570

Other income (expenses)
   Interest                         (23,873)            (11,970)            (40,711)          (17,673)
   Other income (expense)             2,848               7,175               3,022           (21,653)
                                    (21,025)             (4,795)            (37,689)          (39,326)

Income before income
   tax provision                    468,146             672,867             912,965         1,212,244

Income tax provision                160,000                   0             304,000                 0

Net income                       $  308,146          $  672,867          $  608,965        $1,212,244

Primary net income per
   common share                  $      .05                              $      .10
Weighted average common shares
    outstanding, Primary          5,806,176                               5,806,176
Fully diluted net income per
   common share                  $      .05                              $      .10
Weighted average common
   shares outstanding assuming
   fully diluted                  6,058,670                               5,931,036

Pro Forma Amounts Assuming
   Retroactive Application of
   Change In Subchapter
   S Status and Corporate
   Recapitalization

Income before income tax                             $  672,867                            $1,212,244
provision

Income tax provision                                    238,100                               448,700

Net income                                           $  434,767                            $  763,544

Primary net income per
   common share                                      $      .07                            $      .13

Weighted average common
  stock outstanding                                   5,756,176                             5,756,176

 The accompanying notes are an integral part of the consolidated financial statements.


                         NETWORK SYSTEMS INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

                                                                 Six Months Ended March 31
                                                                1997                  1996

Operating activities
    Net income                                             $  608,965           $1,212,244
    Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                        607,538              221,356
         Loss on marketable securities                                               4,223
         (Increase) in:
              Accounts receivable and unbilled               (647,817)          (1,425,906)
              receivables
              Other assets and costs and estimated
              earnings                                        (29,033)             (34,932)
                in excess of billings on uncompleted
              contracts
         Increase (decrease) in:
              Accounts payable and accrued liabilities        259,903              346,326
              Income tax payable                              202,115
              Unearned revenue                                 69,340              (19,883)
              Deferred income taxes                            56,000
              Billings in excess of costs and earnings
              on                                             (270,700)              40,463
                    uncompleted contracts
    Total adjustments                                         247,346             (868,353)
    Net cash provided by operating activities                 856,311              343,891

Investing activities
    Deposit on equipment                                      (50,000)
    Acquisition of property and equipment                     (43,267)             (37,209)
    Software development                                     (762,314)            (426,479)
    Proceeds on sale of marketable securities                                        3,557
    Purchase of marketable securities                                               (3,540)
    Increase in cash surrender value of life insurance        (19,144)              (3,157)
    Net cash (used) by investing activities                  (874,725)            (466,830)

Financing activities
    Net proceeds from issuance of preferred stock             684,690
    Dividends paid on preferred stock                          (7,369)
    Payment received from stockholder advances                                         700
    Payment on notes payable, long-term debt and
        capital leases                                        (82,899)             (24,391)
    Net (payments) proceeds on line of credit                 (19,747)             121,604
    Net cash provided by financing activities                 574,675               97,913

Net increase (decrease) in cash                               556,261              (25,026)

Cash at October 1                                              77,487               94,517

Cash at March 31                                           $  633,748           $   69,491

Supplemental disclosures of cash flow information
    and noncash investing and financing activities
    Cash paid during the period for:
         Interest                                          $   40,711           $   17,673
         Taxes                                             $   45,800

 In April of 1996 the stockholders of Network Information Services, Inc. and Network Investment Group, Inc. exchanged all of their common shares of stock for controlling interest in Network Systems International, Inc. (formerly Aqua Australis, Inc.)

 During the first quarter of 1996, the Company acquired computer equipment totaling $232,540 under capital leases.

 In March of 1997, the Company declared dividends on preferred stock in the amount of $7,410.


 The accompanying notes are an integral part of the financial statements.

Network Systems International, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

Six months ended March 31, 1997 (Unaudited)
                          Common Stock       Preferred Stock

                                                                 Capital       Retained
                                   $0.001    Number  $0.001     in Excess      Earnings
                       Number of     Par       Of      Par         of        (Accumulated
                         Shares     Value    Shares   Value     Par Value          )           Total
                                                                               (Deficit)

Balance September 30,  5,806,176   $ 5,806                    $2,137,335     $(822,270)     $1,320,871
1996


Issuance of preferred
stock,
 net of offering                              7,870  $  8        684,682                      684,690
expenses
 of $102,310

Dividends on                                                                   (14,779)       (14,779)
preferred stock

Net income for the
six
   month period ended                                                          608,965        608,965
   March 31, 1997

Balance March 31,      5,806,176   $ 5,806    7,870  $  8     $2,822,017     $(228,084)     $2,599,747
1997



 The accompanying notes are an integral part of the consolidated financial statements.


                  Network Systems International, Inc.
                           and Subsidiaries
              Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 1997 and March 31, 1996 (Unaudited)

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

In December 1996 the Company entered into an agreement with an underwriter to promote the sale of 12,500 shares of preferred stock in a private placement stock offering. The Company sold 7,870 shares of Series A preferred stock at a purchase price of $100 per share as of March 31, 1997. Each share of preferred stock will receive an annual cumulative dividend of $12, payable monthly and is convertible into 50 shares of common stock at the holders discretion. Upon liquidation of the Company, the holders of the preferred stock shall be entitled to receive $100 per share, plus an amount equal to all dividends accrued and unpaid to the date of final distribution. The preferred stock is redeemable for cash at the option of the Company at any time after January 12, 1998 based on a sliding payment scale over time. Holders of the preferred stock have no voting privileges.

The Company raised $684,690 as of March 31, 1997 for this private placement offering which is net of offering expenses of $102,310.

2. Summaries of Significant Accounting Policies

Basis of Preparation:
The financial statements as of March 31, 1997 and for the three and six month periods then ended Consolidate the Accounts of Network Systems International, Inc. and its wholly owned subsidiaries Network Information Services, Inc. and Network Investment Group, Inc. The financial statements for the three and six months ended March 31, 1996 combine the accounts of Network Information Services, Inc., Network Investment Group, Inc. and Network Partners, LLC.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six-month periods ended March 31, 1997 and 1996, (b) the financial position at March 31, 1997, and
(c) cash flows for the six-month periods ended March 31, 1997 and 1996, have been made.

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

Cash deposits with one institution are in excess of The Federal
Deposit Insurance Corporation's average limit of $100,000.

Property and Equipment:
Property and equipment are recorded at cost. Additions to and major improvements of property and equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As property is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded. Depreciation and amortization are calculated using the double declining balance and straight line methods based upon the assets estimated useful lives as follows:

     Building                                                 39
     Leasehold improvements                                7- 39
     Furniture and fixtures                                    7
     Office equipment                                      5 - 7
     Computer equipment                                    5 - 7
     Computer software                                     3 - 5
     Computer software equipment under capital lease       3 - 5

Software Development Cost:
The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release are charged to operations. Capitalization of computer software development costs begins upon the establishment of technical feasibility for the product. Capitalized software development costs amounted to $762,314 and $426,479 for the six month period ended March 31, 1997 and 1996, respectively. The Company capitalized software development costs of $371,826 and $280,871 for the three month period ended March 31, 1997 and 1996, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of 1) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product or 2) the straight-line method over the remaining estimated economic life of the product. The Companies have estimated that the useful economic life of its products is two years. Amortization expense of capitalized software cost amounts to $516,914 and $341,444 for the six month period ended March 31, 1997 and 1996, respectively, and is included in cost of sales. Amortization expense for the three month periods ended March 31, 1997 and 1996 totaled $276,420 and $102,084, respectively.

Software development costs at March 31, 1997 consist of the following:

     Software Development Costs           $2,397,270
     Less Accumulated Amortization         1,056,091
                                          $1,341,179

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

Advertising Costs:
Advertising costs, except for costs associated with direct response advertising, are charged to operations when incurred. The costs of direct response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense amounted to $50,684 and $15,382 for the six month periods ended March 31, 1997 and 1996, respectively. Advertising expense for the three month periods ended March 31, 1997 and 1996 totaled $20,195 and $15,382, respectively. Advertising costs of $13,264 were capitalized during the six month period ended March 31, 1997. No amounts were capitalized during the six month period ended March 31, 1996.

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


Earnings Per Share:
Primary earnings per common share amounts are computed based on the weighted average number of shares outstanding, 5,806,176 for the six and three months ended March 31, 1997. Fully diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of the preferred stock as of the date of its issuance. Net income has been adjusted for the dividends on the preferred stock of $14,779. The number of shares used in the computations of fully diluted earnings per share were 6,058,670 and 5,931,036 for the six and three months ended March 31, 1997, respectively. Fully diluted earnings per share are not presented for the periods ended March 31, 1996 because no preferred stock was issued during these periods.

In February 1997, the Financial Accounting Standards Board issued FASB # 128 "Earnings Per Share". This statement specifies the Computation, Presentation, and Disclosure requirements for earnings per share, and is effective for financial statements ending after December 15, 1997. The Company's current period primary and fully diluted earning per share would not be affected by the new statement.

Pro forma Presentation:
The consolidated financial statement of operations for the three month and six month periods ended March 31, 1996 includes a pro forma presentation, as specified by the Securities and Exchange Commission, for income taxes which would have been recorded had the operating subsidiary been a C corporation, based on the tax laws in effect during those periods.

Pro forma earnings per share have been calculated to include the adjustment for income taxes had the operating subsidiary been a C corporation during the periods ended March 31, 1996. Weighted average number of shares outstanding have been calculated to reflect the number of equivalent shares received by the acquiring company during the reverse acquisition.

3. Uncompleted Contracts

Information with respect to uncompleted contracts at March 31, 1997 is summarized as follows:

   Earned contract revenue                         $  548,800
   Less billings to date                              508,000
   Cost and estimated earnings in excess of
      billings on uncompleted contracts            $   40,800


4. Property and Equipment

Property and equipment at March 31, 1997 consist of the following

   Land                                          $  150,000
   Building                                         300,000
   Leasehold improvements                            89,426
   Furniture and fixtures                           118,435
   Office equipment                                  93,364
   Computer equipment                               231,095
   Computer software                                 52,017
   Computer equipment and software under            324,933
     capital lease
                                                  1,359,270
   Less accumulated depreciation and
     amortization                                  (324,575)
   Accumulated amortization on computer
     equipment and software
     under capital lease                            (84,152)
                                                 $  950,543



5. Notes Payable

Notes payable at March 31, 1997 consist of:

Bank note payable:
       interest at prime plus 1.0%; monthly
       payments of
       $4,729; due July 1, 1997;
       collateralized by accounts
       receivable, equipment, and a $200,000
       life insurance
       policy; personally guaranteed by
       certain stockholders                     $   22,118
Mortgage note payable:
       interest at prime plus 0.25%; monthly
       principal
       payments of $2,612 plus interest;
       balloon payment
       due March 10, 2000; collateralized
       by building; personally guaranteed
       by certain stockholders                     404,700
                                                   426,818
Less amounts currently due                          51,000
                                                $  375,818

The Company has available a $250,000 bank line of credit to provide additional short-term working capital. This line of credit is at prime plus .5% and is collateralized by accounts receivable, equipment, and a $200,000 life insurance policy. Additionally, the line is personally guaranteed by certain stockholders. At March 31, 1997, there was no amount outstanding on this line of credit.

The following is a schedule by year of the principal payments required on these notes payable and long-term debts:
   Period Ending March 31
   1998                                         $ 51,000
   1999                                           31,344
   2000                                           31,344
   2001                                          313,130
                                                $426,818


6. Obligations Under Capital Leases

The Company has capitalized rental obligations under three leases of software and equipment. The obligations, which mature in 2001 and 2002, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under the capital leases are:

    Period Ending March 31
    1998                                           $  77,185
    1999                                              91,373
    2000                                              89,490
    2001                                              31,440
    2002                                              10,950
    Total minimum lease payments                     300,438
    Less amount representing interest                 36,186
    Present value of net minimum lease payments      264,252
    Less current portion                              62,000
                                                   $ 202,252


7. Retirement Benefit Plan

Effective January 1, 1993, the Company established a retirement plan which allows participants to make contributions by salary reduction under Section 401(k) of the Internal Revenue Code. The Company made matching contributions to the plan totaling $1,416 for the three and six month periods ended March 31, 1997. No contributions were made to the plan for the three and six month periods ended March 31, 1996.

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

Net income from operations before income taxes totaled $912,965 for the six months ended March 31, 1997. The provision for income taxes for the six months ended March 31, 1997 consist of the following components:

     Current tax expense                         $ 302,500
     Deferred tax expense                           40,700
     Research and development credit               (39,200)
                                                 $ 304,000

The significant temporary differences which gave rise to deferred tax assets and liabilities as of March 31, 1997 are as follows:

      Deferred tax asset
            Bad debt revenue                        $  269,700

      Deferred tax liabilities
            Software development cost               $1,341,200
            Book basis of property & equipment
              in excess of tax basis                    81,600
            Change in tax status                       454,800
                                                    $1,877,600

The Company has loss carryforwards totaling $113,800 that may be offset against future taxable income and research and development credit totaling $17,700 that may be offset against future federal income taxes. If not used, the carryforwards will expire as follows:

                    Operating losses     Research & development
                                                 credits

        2003           $ 56,700                    -
        2009             49,300                    -
        2010              7,800                    -
        2011                  -                    -
        2012                  -              $17,700
                       $113,800              $17,700

No valuation allowance has been recorded against the deferred tax assets or operating loss or tax credit carryforwards because recognition of the cumulative deferred income arising from the change in tax status should be sufficient to offset the remaining tax assets.

The difference between the provision for income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate to income before taxes for the six months ended March 31, 1997 is as follows:

    Tax expense at U.S. statutory rates          $310,400        34.0%
    State and local income tax                     21,300         2.3%

    Research & development credit and other       (27,000)       (3.0%)
                                                 $304,000        33.3%

9. Major Customer

For the three month period ended March 31, 1997, sales to three customers amounted to approximately $906,000. For the three month period ended March 31, 1996, sales to two customers amounted to approximately $1,163,000.

For the six month period ended March 31, 1997, sales to three customers amounted to approximately $1,588,000. For the six month period ended March 31, 1996, sales to two customers amounted to approximately $2,423,000.

10.   Self Insurance Plan

The Company has a medical health benefit self-insurance plan for substantially all of its employees. The Company is reinsured for claims which exceed $6,000 per participant and has an annual aggregate limit of approximately $64,000.

11.   Lease Commitments

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of March 31, 1997:

     Period Ending March 31
     1998                         $ 56,034
     1999                           52,434
     2000                           27,624
     2001                              612
                                  $136,704

Rent expense amounted to $21,781 and $84,822 for the six months ended March 31, 1997 and 1996, respectively. Rent expense amounted to $12,123 and $32,068 for the three months ended March 31, 1997 and 1996, respectively.


12.   Commitments

The Company entered into 20 year employment agreements with five of its officers calling for annual salaries totaling no less than $195,000.

13.   Segment Information

The Company's operations are classified into two principal industry segments: Hardware sales and sales of software licenses and related service fees. The following is a summary of segment information for the periods ending:

                                    Three Months Ended March 31          Six Months Ended March 31

                                         1997              1996              1997              1996
Revenue of each segment:
   Software and Service Fees        $1,343,021         $1,316,245        $2,372,658        $2,442,972
   Hardware                            561,730            723,037           964,956         1,985,644
Total Revenue                       $1,904,751         $2,039,282        $3,337,614        $4,428,616

Operating Profit (Loss) of
   each segment:
   Software and Service Fees           605,644            762,069         1,063,711         1,197,755
   Hardware                            (19,615)           (12,884)           39,336           141,657
   Corporate                           (96,858)           (71,523)         (152,393)          (87,842)
Total Operating Profit (Loss)          489,171            677,662           950,654         1,251,570

Depreciation and Amortization
   expense of each segment
   Software and Service Fees           320,123            124,963           606,561           220,379
   Hardware                                488                488               977               977
Total Depreciation
    and Amortization                   320,611            125,451           607,538           221,356

Capital Expenditures of
   each segment:
   Software and Service Fees            23,117             20,668            93,267            37,209
   Hardware                                  0                  0                 0                 0
Total Capital Expenditures              23,117             20,668            93,267            37,209


                                                      March 31               March 31
                                                        1997                   1996
Identifiable Assets of each segment:
   Software and Service Fees                       $3,842,210             $3,454,492
   Hardware                                           414,163                380,541
   Corporate                                          604,097                 30,695
Total Assets                                       $4,860,470             $3,865,728


____________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
__________________________________________________________________

This MD&A Contains Some Forward Looking Information

Results of Operations

Revenue. Although Network's second quarter licensing and servicing revenues increased from $1,316,245 to $1,343,021 during the second period 1997 over the comparable period in 1996, an approximate 2% increase, these revenues have decreased for the six months ended March 31, 1996 from $2,442,972 to $2,372,658, a 3% decline. The decrease in revenues resulted from the Company's shift in product identification accounting and utilization of personnel for its continuing efforts to develop a third generation version of its software package.

The Company's total second quarter revenues decreased approximately 7%, from $2,039,282 in the previous quarter to $1,904,751 in the current quarter and from $4,428,616 for the six months ended March 31, 1997 to $3,337,614 for the six months ended March 31, 1996, a 25% decline. This decrease resulted from the sale of approximately one million dollars of hardware to a single customer during the comparable period in December of 1995.

Licensing and service revenues were 70.5% of the total revenues for the quarter and 71.1% for the first six months of the year. Hardware sales were 29.5% of total revenues for the quarter and 28.9% for the first six months of the year.

The Company continued its development efforts toward completion of a third generation software package during the period. However, the Company continues to caution that there can be no assurances that the Company will not experience difficulties that could delay or prevent the successful completion of the product, its introduction, marketing, enhancements or that the new version will adequately meet the needs of the marketplace or achieve market acceptance. Additionally, niche markets that the Company traditionally serves could experience a significant economic downturn. In that event, the Company's revenues would be adversely affected.


Cost of Sales and Services. Cost of sales and services amounted to $905,970 during the second quarter of fiscal 1997 as compared to $921,422 for the comparable period in fiscal 1996. Cost of sales and services for the first six months of the year amounted to $1,553,185 as compared to $2,194,540 for the comparable 1996 period. The decreases in Cost of sales are primarily attributable to the decreases in hardware sales for the periods. Hardware sales carry a higher percentage of costs than do Licensing and service fees.


Software Development Costs. Software development costs, both capitalized and expensed as research and development amounted to approximately $443,000 and $923,000 for the three and six month periods ended March 31, 1997, as compared to approximately $307,000 and $581,000 for the three and six month periods ended March 31, 1996. This represents an increase of 44.3% for the quarter and a 58.9% increase for the six month period. This increase is primarily attributable to the Company's continued commitment to develop new and improved software modules. Of these amounts, approximately $372,000 and $281,000 were capitalized for the quarters ended March 31, 1997 and 1996, respectively. Approximately $762,000 and $426,000 were capitalized for the six months ended March 31, 1997 and 1996 respectively. More software development costs were capitalized in the comparable periods 1997 versus 1996 since technological feasibility of more products was achieved. Research and development costs increased to approximately $71,000 from $26,000 in the current quarter versus the prior year quarter and to approximately $161,000 for the six month period ended March 31, 1997 from $155,000 for the six months ended March 31, 1996. It is anticipated that the Company will continue to experience an increase in software development costs both capitalized and expensed, as its efforts to complete a third generation version of its software package gains momentum. Additionally, the Company intends to continue recruiting and hiring additional software programmers and to consider additional complementary software technologies. Whether or not the Company will successfully achieve these goals cannot be assured since competition to hire programmers appears to be at an all time high and new technologies are uncertain.


General and Administrative. General and administrative expenses were 23% of revenue in the second quarter of fiscal 1997 as compared to 20% in the comparable period 1996. For the six months ended March 31, 1997 general and administrative expenses were 20% of revenue and 19% in the comparable period in the prior year. The increase in the current periods are attributable to additional expenses associated with the Company operating as a public Company as opposed to its status as a privately held company over the comparable period.


Provisions for Income Taxes. Prior to the Company's merger on April 22, 1996 the principal operating subsidiary of the Company, Network Information Services, Inc. (NIS), was treated as a Subchapter S corporation for tax purposes. As such income and deductions attributable to NIS were reported by its shareholders and no tax expense or liability was recorded by the Company up until such date. Activities of the Company and its other subsidiary prior to April 22, 1996 did not give rise to a material liability for income taxes and therefore no taxes were recorded prior to the second quarter of 1996. Income taxes are provided for transactions reported in the financial statements beginning on April 22, 1996, and consist of taxes currently due plus deferred income taxes. The change in tax status resulted in a one time charge of approximately $435,000.


Quarterly Results. Net income for the three and six month periods ended March 31, 1997 were $308,146 and $608,965 respectively.
Assuming a retroactive change in Subchapter S status, pro forma net income for the comparable period ended March 31, 1996 amounted to $434,767 and $763,544. These decreases in Net income are attributable to utilization of Company personnel in the research and development area as opposed to utilization of such personnel in the Company's service sector and a failure to close anticipated business prior to the end of the current quarter. Additionally, the decrease in net income for the six month period ended March 31, 1997 versus the comparable prior period is partly attributable to the sale of approximately one million dollars of hardware to a single customer in December of 1995.

On a per share basis, earnings were $.05 and $.10 for the three and six months ended March 31, 1997. These per share amounts are down from the pro forma net income per common share amounts of $.07 and $.13 for the three and six month periods ended March 31, 1996 for the reasons explained above.

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


Liquidity and Capital Resources. Cash totaled $633,748 on March 31, 1997. Cash provided by operating activities amounted to approximately $856,311 for the six months ended March 31, 1997 compared to $343,891 in the comparable period of 1996. This increase in cash provided by operations is principally due to additional collections of accounts receivables over the prior period. Overall cash increase is directly attributable to the Company's private placement preferred stock offering.

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

Historically, accounts receivable for the Company have been generally high due to a number of factors. A primary contributor is the nature of how the Company's customer base pays for the software licensing fee of the Company's product. The Company records revenues from software license fees after shipment of the product and the fulfillment of all major obligations under the terms of the licensing agreement. Typically, software licenses range from $100,000 to $300,000. Therefore, the Company sets most of its customers up on a payment schedule. The payment schedules have resulted in a slow turnaround time in the collection of receivables. Additionally, the textile industry as a whole tends to experience flat periods which make it difficult to fully fund major management information systems projects.

For the six month period ended March 31, 1997, the average collection days on accounts receivables was 84.5 days compared to 61.2 days for the comparable period in fiscal year 1996. This increase in collection days is attributable to the Company setting customers up on payment schedules and slow economic periods of the textile industry.

As a result of the above, the Company monitors its accounts receivable closely and attempts to make adequate provisions for potentially uncollectable receivables.

                                Part II

___________________________________________________________________
Item 4. Submission of Matters to a Vote of Security Holders
___________________________________________________________________

These matters were submitted for a vote of security holders at the Company's annual meeting of stockholders held on March 4, 1997. The matters voted upon were:

Election of Directors

Nominee                         Votes          Votes
                              Cast For     Cast Against    Elected
Robbie M. Efird               5,262,120          0           Yes
E.W. "Sonny" Miller, Jr.      5,262,120          0           Yes
David F. Christian            5,262,120          0           Yes
James W. Moseley              5,262,120          0           Yes
David P. Reynolds             5,262,120          0           Yes
Rick Tuberosa                 5,262,120          0           Yes

Ratification of Selection of Independent Auditors

The Board of Directors of the Company selected Pender Newkirk & Company to continue as its independent auditors for the fiscal year ending September 30, 1997. The number of votes cast in favor of the proposal to ratify the selection of Pender Newkirk & Company as independent auditors was 5,261,682 and the number of votes cast against the ratification was 0.

Incentive Bonus Plan

The Board of Directors of the Company resolved that 500,000 shares of the Company's common stock, par value $.001, should be set aside for purposes of establishing an incentive bonus plan for key employees of the Company. The number of votes cast in favor of the proposal was 5,261,463 and the number of votes cast against the proposal was 200.

Proxy materials were mailed to all security holders pursuant to Regulation 14A of the Act and there was no solicitation in opposition to director nominees. Reference is made to the proxy materials submitted to the Securities and Exchange Commission via electronic mail on January 28, 1997.
_________________________________________________________________
Item 5. Other Matters
_________________________________________________________________

(1) On December 12, 1996 the Company initiated the process of issuing a private placement of 12,500 shares of Series A Preferred Stock. The Preferred Stock was subsequently issued during the current period.
The stock was issued on a best efforts basis at $100 per share, .001 par value, 12% cumulative dividend payable monthly and a conversion feature after 12 months at $2.00 per common share. As of the close of the quarter ended March 31, 1997, the net amount of the preferred shares sold was $684,690. Reference is made to the Form D and Confidential Private Placement Memorandum filed with the Securities and Exchange Commission on January 11, 1997 for specific details of the offering.

(2) As reported in previous filings, the Company is desirous of making application for NASDAQ Small Cap Market status. Although the Company has met current asset and equity levels to make application under current rules, the trading price of its stock has not met the $3.00 minimum trading requirements. Additionally, the Company understands that current consideration is being given to increasing both the asset and equity requirements before application can be made. If this change occurs, the Company's current asset levels would not meet the proposed requirements.
__________________________________________________________________
Item 6        Exhibits and Reports on Form 8-K
__________________________________________________________________
(a)Exhibits included herewith are:

       (11)   Schedule of Computation of Net Income Per Share

       (27)   Financial Data Schedule

SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                            NETWORK SYSTEMS INTERNATIONAL, INC.

       Date: 5/15/97         /s/ Robbie M. Efird
                            Robbie M. Efird, President
                                   and acting as CFO

       Date: 5/15/97         /s/ William C. Ray
                            William C. Ray, Vice President



EXHIBIT INDEX




Exhibit                                                    Page

(11)   Schedule of Computation of Net Income Per Share      22

(27)   Financial Data Schedule                              23