Form 10KSB/A
period 1996-09-30
NETWORK SYSTEMS INTERNATIONAL INC
filed 1997-05-22
CIK 842722

6
10KSB\10KSBA96.doc                                    May 21, 1997  3:33 PM
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-KSB/A

(Mark One)
[  ]                        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-
(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

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

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       The issuer's revenues for the year ended September 30, 1996 (9 months) were $3,294,332

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

   Transitional Small Business Disclosure Format:  Yes  _____  No x


                           TABLE OF CONTENTS



Part I
Item 1. Business                                                           3
Item 2. Properties                                                         7
Item 3. Legal Proceedings                                                  8
Item 4. Submission of Matters to a Vote of Security Matters                8
Part II
Item 5. Market for Common Equity and Related Stockholder Matters           8
Item 6. Management's Discussion and Analysis                               9
Item 7. Financial Statements                                               13
Item 8. Changes in and Disagreements with Accountants on Accounting and    27
            Financial Disclosure

Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons;
        Compliance                                                         27
        With Section 16(a) of the Exchange Act.
Item 10. Executive Compensation                                            29
Item 11. Security Ownership of Certain Beneficial Owners and               30
         Management
Item 12. Certain Relationships and Related Transactions                    30
Item 13. Exhibits and Reports on Form 8-K                                  31




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

       During the first few years of its development, the Company successfully obtained contract programming orders from various manufacturing entities throughout the State of North Carolina. Over the succeeding ten year period, proprietary software (Net(copyright)) was developed and operations expanded with the continuous introduction of enhanced modules keeping pace with changing environments in manufacturing processes. Copyrights were obtained for the developed software packages of the Company and trademarks obtained on the new "the net collection(trademark)" developed by the Company in 1996.

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

       The Company's operations are currently classified into two principal industry segments, software licenses with related services and hardware sales. These segments provide the basis upon which the Company's revenues are derived. Software sales and related services are principally conducted within the Company's niche market of textiles and sewn products while hardware sales are conducted throughout a broad range of industries.

       The Company's operations utilize a full service staff of forty-six full time associates and a customer base consisting of numerous major manufacturing giants such as Cone Mills, WestPoint Stevens, Unifi, Guilford Mills and many others. Current annual sales reflect an approach toward the $5,000,000 level. Profits are tracked on a profit center (divisional) basis and are generically derived through license fees, annual maintenance fees, implementation services, hardware sales, outsource process services and the Net Process Learning Center.

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

       Although NET(COPYRIGHT) was originally designed as an industry specific product, the Company ultimately restructured the program design to allow generic application to the process manufacturing industry in general. The net collection(trademark) now provides process application through utilization of the Company's individual modules marketed under the titles: net resourcemanager(trademark); net customerlink(trademark); net proplan(trademark); net po+(trademark); net scheduler(trademark); net qctrack(trademark); net inventory(trademark); net cost(trademark) and net exec(trademark). Markets now include the general process manufacturing industry as a whole.

       Today, the principal products of the Company include not only the net collection(trademark); but also full implementation services; on-site training at a customer facility; in-house training at the Company's headquarters (The Net Process Learning Center); outsource process services; customer specific module designs; and equipment sales and training. Individual modules of the net collection(trademark) include:

net resourcemanager(trademark)

       Resources are the economic basis of industry. Network's resource manager tracts resource needs for the industry from fiber, to yarn, to fabric, to sewn products, to labor, to overhead, to work centers, to machines, to activity centers, to plants, to customers, to vendors.

net customerlink(trademark)

       Customer Link was designed to assist the manufacturing entity in the enhancement of their customer service processes. Enhancement is achieved through instant retrieval of information regarding customer profiles, credit histories, product availability, work in progress, order status, delivery schedules, sales order allocations and shipping/distribution analysis.

net proplan(trademark)

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

net po+(trademark)

       PO+ allows the manufacturing unit to build a win-win relationship with its vendors. By accurately communicating requirements, understanding capabilities and measuring supplier performance on product quality, price point breaks, lead time flexibility and delivery timeliness, manufacturers can better insure that vendor selection is correct.

net scheduler(trademark)

       This program enhances manufacturing productivity through dynamic utilization of capacity and material resources and the sequencing of manufacturing order throughout work centers to ensure on-time deliveries. Scheduler tracts on-line work center line-up which provides flexibility to accommodate unscheduled main downtime or material shortage occurrences.

net qctrack(trademark)

       Strategic cooperative processing enables 100% up time for mission critical plant floor applications. QCTrack allows user-defined event parameter tracking and puts quality measurement programs to work for the manufacturers. This program is a management tool which allows management to communicate directly with the plant floor, creating faster turns as it captures information at its origin.

net inventory(trademark)

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

net cost(trademark)

       Resource based costing provides flexibility in cost analysis. Net cost allows integration of all resources in the Bill of Resources which gives event based variance analysis capabilities in order to support decision making in product development, planning and manufacturing. Profitability is therefore achieved through strategic utilization of resources.

net  exec(trademark)

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

New Products

       During the latter part of the fiscal year, the Company added a new sector to its existing business titled "Outsource Process Services". This new product line allows smaller companies to lease space on a dedicated AS/400 computer located on the Company's headquarters through which the net collection(trademark) can be utilized without the necessary capital expenditure for an AS/400 by the smaller company. This leasing arrangement now allows the smaller company to operate its systems on par with larger and better capitalized competitors. Although the Company believes that its Outsource Process Services will increase revenues significantly during fiscal 1997, there can be no assurance that customer acceptance of the new product will be as significant as the Company anticipates, or that such acceptance will be achieved at all.

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

Research and Development

       During late 1994 and throughout 1995 the Company initiated development of a new third generation version of its original NET(COPYRIGHT) design. Although the Company had anticipated that the new design would be available for distribution by mid to late 1996, the product is not yet complete as new modules have been added in order to further enhance the product prior to launch. The Company currently believes that the new software will be available during fiscal year 1997, although there can be no assurance that the Company will be successful in this regard. During the last two fiscal years of the Company's operations, the Company has expended in excess of $2 million dollars in the area of research and development and capitalized software costs of the third generation design and enhancements to existing products.

Competitive Business Conditions

       Competitive business conditions are wide and varied. The industry as a whole consists of multi-billion dollar giants such as Microsoft to the small upstart companies attempting to develop single niche markets. Network Systems International, Inc. is considered small in terms of current revenues and competes with similar software and service providers with revenues from 20 to 40 million dollars such as Effective Management Systems, Inc., Datalogic International, Inc., Computer Associates International, Inc. and Fourth Shift Corporation. These competitors and others have substantially greater financial, marketing and technological resources than the Company. Therefore, there can be no assurance that the Company will be able to successfully compete against these companies. Additionally, because software development is becoming more universal, a potential competitor who possesses the necessary knowledge to design a similar product; train a professional implementation staff and means of operation, could develop a product utilizing lower price points. If such product were developed and surpassed the technological process structure of the Company's product, attention of customers might shift to the new program, resulting in a precipitous decline in the sales of the Company's comparable product. The Company believes however, that the infrastructure it has put in place and its product design has given it a significant lead over other companies that might attempt to emulate its product and services business module.

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

       The Company also leases offices at Executive Center Drive in Greenville, South Carolina. The Greenville facility is utilized by five associates of the Company who are charged with responsibility for managing net inventory(trademark) and net qctrack(trademark) from the net collection(trademark).

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


                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

       The Company's common stock is traded on the NASDAQ (BB) and is traded under the symbol NESI. The stock began actively trading subsequent to the reverse triangular merger referenced in Item 1 above. Stock activity since that time has been:

   Second Quarter, 1996                         Third Quarter, 1996

High(Ask)        Low(Ask)                  High(Ask)         Low(Ask)
 5.50             2.75                       2.75             2.25

High(Bid)        Low(Bid)                  High(Bid)         Low(Bid)
 3.625            0.75                      1.125             0.50

Note: The stock began public trading during the second quarter, 1996. Stock quotes were derived from Nasdaq Trading and Market Services of OTC Bulletin Board.

       As of January, 1997, there were 319 holders of record of common stock of the Company.
Item 6.  Management's Discussion and Analysis

THIS MD&A CONTAINS FORWARD LOOKING INFORMATION.  EXCEPT
FOR HISTORICAL MATTERS, THE MATTERS DISCUSSED IN THIS FORM
10-KSB/A CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND
UNCERTAINTIES.

RESULTS OF OPERATIONS

       Revenue. Network's annual revenues are stated for the nine-month period from January 1, 1996 through September 30, 1996 due to a change in the Company's fiscal year end from December 31 to September
30. Net revenue for the nine-month period was $3,294,332, a 8.4% increase over the comparable period in 1995. Much of the increase is as a result of an increase in demand for customer specific designs in the Company's proprietary software, the net collection(trademark).

       The Company's operations are classified into two principal industry segments for reporting purposes. They are: (1) software sales with related services and (2) hardware sales. Revenues from software and services fees amounted to $2,390,943 for the nine month period ended September 30, 1996 compared to $1,937,876 for the same period in 1995. This represents an increase of 23% principally due to increased efforts in the marketing area. In the hardware segment of the business, revenues for the period ended September 30, 1996 amounted to $903,389 as compared to $1,101,823 for the comparable period ended September 30, 1996. This represents an 8.19% decrease in hardware sales principally due to equipment budgetary restraints among the Company's customer base.

       Total operating profits for the period ended September 30, 1996 increased to $516,815 from $112,970 over the comparable period in 1995, a 21.85% increase. This increase is represented by an increase of software and service fees from $13,820 in the comparable period ended September 30, 1995 to $106,524 in the current period. Hardware operating profits increased from $99,150 in 1995 to $106,524 for the period ended September 30, 1996.

       Although operating profits significantly increased, the increase was materially setoff by the increase in income tax provision from $0.00 as the Company operated as a Subchapter S corporation in 1995 to $514,700 during the current period.

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

       On a pro forma basis, net income for the period provided earnings, on a per share basis, of $.05 compared to .01 per share earnings for the same period in 1995. This per share data has been computed using the weighted average of the common stock for Network Systems International, Inc., the former development stage company, for all periods presented.

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

       With revenues for the period ended September 30, 1996 amounting to $3,294,332 and accounts receivable amounting to $1,106,842, such receivable accounts for approximately 33.6% of revenues. This large accounts receivable is principally due to the methods utilized in contractual commitments between the Company and its customers Revenue from the sale of software licenses is recognized after shipment and fulfillment of all major obligations under the terms of the licensing agreements. The licensing agreements are typically for use of Company products and are usually restricted by the number of copies, the number of users and the term. During the period, the average collection days amounted to 118 days. Additionally, seasonality of sales in the general textile industry will often cause adjustments in payment schedules.

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

       Funding. Primary sources of internal liquidity are generated through the Company's designated profit centers: software licensing fees; support and maintenance fees; implementation fees; outsource process services fees; Net Learning Center fees; and hardware sales. At the close of the Company's fiscal year end, no source of external funding was utilized, however, the Board of Directors has indicated a desire to initiate a private placement and a subsequent secondary offering of its common stock during fiscal 1997. Whether the private placement or secondary offering is initiated, or if initiated, is successful, is uncertain.

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

Item 7.  Financial Statements.





INDEX
Report of independent certified public accountants                         14

Consolidated balance sheet                                                 15

Consolidated statement of operations                                       16

Consolidated statement of cash flow                                        17

Consolidated statement of changes in stockholders equity                   19

Notes to consolidated financial statements                                 20

Selected Financial Data                                                    26







PENDER NEWKIRK & COMPANY
Certified Public Accountants
100 South Ashley Drive
Suite 1650
Tampa, Florida  33602
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

We previously issued a report dated November 15, 1996. These financial statements include additional disclosures found in Note 13, which the Company believes more fully describe activities in which they were involved. Certain reclassifications have been made in the Company's Statement of Operations.

/s/ Pender Newkirk & Company


Certified Public Accountants
Tampa, Florida
November 15, 1996 except for Note 13 as to which the date is May 16,
1997

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

                Network Systems International, Inc. and Subsidiaries
                         Consolidated Statement of Operations

                                         Nine Months Ended September 30
                                          1996                     1995
                                                               (unaudited)
Revenue:
   Licensing and Servicing revenue  $2,390,943               $1,937,876
   Equipment revenue                   903,389                1,101,823
Total revenue                        3,294,332                3,039,699

Operating expenses
   Cost of sales and services        1,444,854                1,374,262
   Research and development            206,972                  385,650
   General and administrative        1,125,691                1,166,817
                                     2,777,517                2,926,729

Operating income                       516,815                  112,970

Other income (expenses)
   Interest                            (41,246)                 (46,127)
   Other income (expense)              ( 1,175)                  20,483
                                       (42,421)                 (25,644)

Income before income
   tax provision                       474,394                   87,326

Income tax provision                   514,700                        0


Net (loss) income                   $  (40,306)              $   87,326

Pro Forma Amounts (Unaudited)
Assuming
    Retroactive Application
    Of Change In Subchapter
    S Status and Corporate
Recapitalization

Income before income tax
  provision                            474,394                   87,326

Income tax provision                   163,400                   12,700

Net income                          $  310,994               $   74,626

Primary net income per
   common share                     $      .05               $      .01

Weighted average common              5,777,344                5,756,176
  stock outstanding

    The accompanying notes are an integral part of the consolidated financial statements.


                          NETWORK SYSTEMS INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOW

                                                            Nine Months Ended September 30
                                                                                  1995
                                                                 1996         (unaudited)
Operating activities
    Net (loss) income                                       $  (40,306)          87,326
    Adjustments to reconcile net (loss) income to net
    cash
    provided by operating activities:
         Depreciation and amortization                         520,576          272,675
         Loss on marketable securities                          13,006            5,177
         Loss on sale of property & equipment                                     2,020
         (Increase) decrease in:
              Accounts receivable and unbilled               1,049,293           67,151
              receivables
              Prepaid assets, other receivables, and           (13,608)          10,986
              other assets
         Increase (decrease) in:
              Accounts payable and accrued liabilities        (914,286)         190,402
              Unearned revenue                                  47,212           18,394
              Deferred income taxes                            514,700
              Billings in excess of costs and earnings on
                    uncompleted contracts                      184,812           (3,857)
    Total adjustments                                        1,401,705          562,948
    Net cash provided by operating activities                1,361,399          650,274

Investing activities
    Proceeds from the sale of property & equipment                                8,500
    Acquisition of property and equipment                     (114,762)        (602,713)
    Software development                                    (1,052,471)        (436,827)
    Proceeds on sale of marketable securities                    3,083            3,420
    Increase in cash surrender value of life insurance         (10,086)          (6,048)
    Net cash (used) by investing activities                 (1,174,236)      (1,033,668)

Financing activities
    Payment received from stockholder advances                                  125,271
    Payment on notes payable, long-term debt and
        capital leases                                         (80,793)         (74,501)
    Proceeds from notes payable and long term debt                              470,000
    Net payments on line of credit                             (90,641)         (27,200)
    Dividends paid                                          ___________         (88,560)
    Net cash provided (used) by financing activities          (171,434)         405,010

Net increase in cash and cash equivalents                       15,729           21,616

Cash at January 1                                               61,758           72,901

Cash at September 30                                        $   77,487       $   94,517


Supplemental disclosures of cash flow information
    and noncash investing and financing activities
    Cash paid during the period for:
         Interest                                           $  33,446        $   35,919


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

Network Systems International, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

Nine months ended September 30, 1996


                                                                                    Net         Notes
                                                                   Retained     Unrealized   Receivable
                                       $0.001     Capital in       Earnings       Loss On       From
                         Number of       Par       Excess of     (Accumulated)  Marketable    Officers
                          Shares        Value      Par Value       (Deficit)    Securities    On Common      Total
                                                                                                Stock
                                                                                              Purchases

Balance December 31,    4,783,791     $ 5,783    $    83,617     $1,393,049      ($11,767)   ($53,600)    $1,417,082
1995

Dividends                                                          (106,533)                   53,600        (52,933)

Issuance of common
stock to officer          367,385         367          6,981                                                   7,348

Acquisition of
company                 5,756,176       5,756      2,112,385       (140,475)                               1,977,666

Recapitalization of    (5,151,176)     (6,150)       (90,598)    (1,928,005)                              (2,024,753)
company

Net realized loss on
marketable securities                                                              11,767                     11,767

Common stock issued
for services at
$.50 per share             50,000          50        24,950                                                   25,000

Net loss for the nine
month period ended
September 30, 1996      ___________    ________    _________        (40,306)     __________   __________      (40,306)

                        5,806,176     $ 5,806    $2,137,335      ($822,270)             0            0    $1,310,871


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

3. Uncompleted Contracts

Information with respect to uncompleted contracts at September 30, 1996 is summarized as follows:

   Earned contract revenue                     $ 193,300
   Less billings to date                         464,000
   Billings in excess of costs and earnings
   on uncompleted contracts                    $(270,700)


4. Property and Equipment

Property and equipment at September 30, 1996 consist of the following

       Land                            $  150,000
       Building                           300,000
       Leasehold improvements              85,350
       Furniture and fixtures              91,338
       Office equipment                   112,664
       Computer equipment                 222,806
       Computer software                   28,912
       Computer equipment and             324,933
       software under capital lease
                                        1,316,003
       Less accumulated depreciation
       and amortization                  (284,548)
       Accumulated amortization on
       computer equipment and
       software under capital lease      ( 33,555)
                                       $  997,900


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

13.   Segment Information

The Company's operations are classified into two principal industry segments. Hardware sales and sales of software licenses and related service fees. The following is a summary of segment information for the nine months ended September 30.

                                          1996             1995
Revenue of each segment:
   Software an Service Fees           $2,390,943        $1,937,876
   Hardware                              903,389         1,101,823
Total Revenue                         $3,294,332        $3,039,699

Operating Profit (Loss) of each
   segment:
   Software and Service Fees          $  536,081        $   13,820
   Hardware                              106,524            99,150
   Corporate                            (125,790)                -
Total Operating Profit (Loss)         $  516,815        $  112,970

Depreciation and Amortization
Expense
   Software and Service Fees          $  519,111        $  272,154
   Hardware                                1,465               521
Total Depreciation and
Amortization                          $  520,576        $  272,675

Capital Expenditures of each
segment:
   Software and Service Fees          $  114,762        $  602,713
   Hardware                                    -                 -
Total Capital Expenditures            $  114,762        $  602,713

Identifiable Assets of each
segment:
   Software and Service Fees          $3,246,538        $1,798,937
   Hardware                               69,910           148,117
   Corporate                              43,724             7,139
Total Assets                          $3,360,172        $1,954,193



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


(1) Currently serves as a member of the Board of Directors and is a director nominee at the Company's Annual Meeting scheduled for March 4, 1997.
(2)  Currently serves on the Company's Executive Committee
(3)  Currently serves on the Company's Audit Committee

Item 10.  Executive Compensation

(a)                                                   (b)          (c)          (d)           (e)
                                                                                         Other Annual
Name and Principal Position                          Year      Salary ($)    Bonus ($)   Compensation($)

Robbie M. Efird<F1> <F2>
Chairman of the Board, Chief Executive Officer       1996        $63,541       None        $1,038<F3>

E.W. "Sonny" Miller, Jr.<F1> <F2>
                                                     1996        58,500        None        $2,125<F3>)

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

Item 12.  Certain Relationships and Related Transactions

       On June 7, 1996 a Form S-8 was filed with the Securities and Exchange Commission. The Form S-8 references a contract between Registrant and a promoter for the issuance of 50,000 shares of Registrant's common stock, par value $.001 in exchange for certain services.

During the current period, the Company issued 50,000 shares of its common stock, $.001 par value, to a promoter to provide professional services in relation to the promotion of the Company's stock. The cost of such services are amortized as services are performed.

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

10          "P"        Employment contracts of officers incorporated
                       by reference on Form 10-QSB filed May 20,
                       1996.

11                     Statement Re: Computation of per share           33
                       earnings

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

27                     Financial Data Schedule                          34


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

       Signatures                   Date

/s/ Robbie M. Efird                 May 20, 1997
Robbie M. Efird
Chairman of the Board, President,
 Chief Executive Officer,
 Acting Financial Officer and
 Director (principal executive
 and financial officer)


/s/ E. W. Miller, Jr.               May 20, 1997
E. W. Miller, Jr.
Senior Vice President and Director
(executive officer)


/s/ William C. Ray                  May 20, 1997
William C. Ray
Vice President, Secretary
(executive officer)


/s/ James W. Moseley                May 20, 1997
James W. Moseley
Director


/s/ David F. Christian              May 20, 1997
David F. Christian
Director