Form 10QSB
period 1997-06-30
NETWORK SYSTEMS INTERNATIONAL INC
filed 1997-08-08
CIK 842722

1
d:\sec\10Q3Q97.doc                                        4:19 PM 8/8/97
           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
               OF THE SECURITIES EXCHANGE ACT of 1934.
          For the quarterly period ended June 30, 1997

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

                   AQUA AUSTRALIS, INC.
          1901 East University, Suite 200, Mesa, AZ 85023
 Former Name, Former Address and Former Fiscal Year, if Changed)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

              X    YES                             ___   NO

There were 5,806,176 shares of the Registrant's $.001 par value common stock and 9,847 shares of Registrants $.001 par value preferred stock outstanding as of August 5, 1997.

Transitional Small Business Format (check one)  Yes __     No X

                       NETWORK SYSTEMS INTERNATIONAL, INC.






                                    Contents







Part I - Financial Information                                                            Page

       Item 1. Financial Statements
               Consolidated Balance Sheet                                                 3
               Consolidated Statements of Operations
                      Three and Nine months ended June 30, 1997 and 1996                  4
               Consolidated Statements of Cash Flow
                      Nine months ended June 30, 1997 and 1996                            5
               Consolidated Statement of Changes in Stockholders' Equity                  6
               Notes to Consolidated Financial Statements                                 7
       Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                              17
Part II
       Item 5. Other matters                                                              21
       Item 6. Exhibits and Reports on Form 8-K                                           21
       Signatures                                                                         22
       Exhibit Index                                                                      23

PART I.       FINANCIAL STATEMENTS

                    Network Systems International, Inc. and Subsidiaries
                              Consolidated Balance Sheet
                                   June 30, 1997
                                    (Unaudited)
Assets
Current Assets
       Cash                                                              $   545,837
       Accounts receivable, trade, net of allowance of $229,700            2,462,075
       Accounts receivable, related party                                    109,120
       Cost and estimated earnings in excess of billings
            uncompleted contracts                                            212,155
       Other current assets                                                   49,908
Total current assets                                                       3,379,095

Property and equipment, net of accumulated depreciation                      916,115

Other Assets
        Software development costs, net of accumulated amortization        1,442,963
        Other                                                                140,473
                                                                           1,583,436
                                                                         $ 5,878,646

Liabilities and Stockholders' Equity
Current Liabilities:
       Notes payable, current portion                                    $   122,197
       Capital lease obligation, current portion                              68,000
       Accounts payable, trade                                               714,512
       Other accrued liabilities                                              30,374
       Income taxes payable                                                  212,901
       Deferred revenue                                                      208,874
Total current liabilities                                                  1,356,858

Long Term Liabilities:
       Deferred income taxes                                                 590,690
       Notes payable, net of current maturities                              365,212
       Capital lease obligation, net of current maturities                   178,516
Total long term liabilities                                                1,134,418

Stockholders' Equity
       Preferred Stock; $.001 par value; authorized 12,500 shares;
         issued and outstanding 9,847 shares                                      10
       Common Stock; $.001 par value; authorized 100,000,000
         shares; issued and outstanding 5,806,176 shares                       5,806
       Capital in excess of par value                                      2,994,014
       Retained earnings                                                     387,540
Total stockholders' equity                                                 3,387,370
                                                                         $ 5,878,646

 The accompanying notes are an integral part of the consolidated financial statements.

                                     Network Systems International, Inc. and Subsidiaries
                                       Consolidated Statement of Operations (Unaudited)

                                     Three Months Ended June 30             Nine Months Ended June 30
                                      1997                1996                1997              1996
Revenue:
   Licensing and servicing       $ 1,400,567         $   522,489         $ 3,773,225       $ 2,965,461
revenue
   Equipment revenue               1,572,619              80,592           2,537,575         2,066,236
Total revenue                      2,973,186             603,081           6,310,800         5,031,697

Operating expenses
   Cost of sales and services      1,659,309             180,211           3,212,494         2,374,751
   Research and development           49,375              87,410             210,611           242,347
   General and administrative        318,971             294,499             991,510         1,122,068
                                   2,027,655             562,120           4,414,615         3,739,166

Operating income                     945,531              40,961           1,896,185         1,292,531

Other income (expenses)
   Interest                          (11,633)            (22,662)            (52,344)          (40,355)
   Other income (expense)              6,872               3,434               9,894           (18,219)
                                      (4,761)            (19,228)            (42,450)          (58,554)

Income before income
   tax provision                     940,770              21,733           1,853,735         1,233,977

Income tax provision                 297,000             753,300             601,000           753,300

Net income (loss)                $   643,770         $  (731,567)        $ 1,252,735       $   480,677

Primary net income (loss) per
   common share                  $       .11         $      (.13)        $       .21       $       .08
Weighted average common shares
    outstanding, Primary           5,806,176           5,769,912           5,806,176         5,760,755
Fully diluted net income per
   common share                  $       .10                             $       .21
Weighted average common
   shares outstanding assuming
   fully diluted                   6,275,211                               6,045,761

Pro Forma Amounts Assuming
   Retroactive Application of
   Change In Subchapter
   S Status and Corporate
   Recapitalization

Income before income tax                             $    21,733                           $ 1,233,977
provision

Income tax provision                                       8,200                               456,900

Net income                                           $    13,533                           $   777,077

Primary net income per
   common share                                      $       .00                           $       .13

Weighted average common
  stock outstanding                                    5,769,912                             5,760,755

 The accompanying notes are an integral part of the consolidated financial statements.

                                              NETWORK SYSTEMS INTERNATIONAL, INC.
                                                       AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

                                                                 Nine Months Ended June 30
                                                                1997                  1996
Operating activities
    Net income                                             $ 1,252,735          $   480,677
    Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                         978,500              394,058
         Loss on marketable securities                                                4,223
         (Increase) decrease in:
              Accounts receivable and unbilled              (1,355,233)            (401,499)
              receivables
              Costs and estimated earnings in excess of
                billings on uncompleted contracts             (192,143)
              Other assets                                     (20,591)              (4,996)
         Increase (decrease) in:
              Accounts payable and accrued liabilities         410,337              (32,161)
              Income tax payable                               212,901
              Unearned revenue                                  73,366               18,815
              Deferred income taxes                             75,990              753,300
              Billings in excess of costs and earnings
              on                                              (270,700)            (112,399)
                    uncompleted contracts
    Total adjustments                                          (87,573)             619,341
    Net cash provided by operating activities                1,165,162            1,100,018

Investing activities
    Deposit on equipment                                       (90,000)
    Acquisition of property and equipment                      (53,367)             (39,969)
    Software development                                    (1,190,532)            (832,797)
    Increase in cash surrender value of life insurance         (30,281)              (3,159)
    Net cash (used) by investing activities                 (1,364,180)            (875,925)

Financing activities
    Net proceeds from issuance of preferred stock              856,689
    Dividends paid on preferred stock                          (33,053)
    Net payments (to) from related parties                     (96,477)                 700
    Payment on notes payable, long-term debt and
        capital leases                                         (93,289)             (78,112)
    Net proceeds (payments) on line of credit                   33,498              (12,810)
    Net cash provided (used) by financing activities           667,368              (90,222)

Net increase In cash                                           468,350              133,871

Cash at October 1                                               77,487               94,517

Cash at June 30                                            $   545,837          $   228,388

Supplemental disclosures of cash flow information
    and noncash investing and financing activities
    Cash paid during the period for:
         Interest                                          $    52,344          $    41,984
         Taxes                                             $   308,700                    0

 In April of 1996 the stockholders of Network Information
   Services, Inc. and Network Investment Group, Inc. exchanged all of their common shares of stock for controlling interest in Network Systems International, Inc. (formerly
   Aqua Australis, Inc.)
During the first quarter of 1996, the Company acquired
 computer equipment totaling $232,540 under capital leases.
In June of 1997, the Company declared dividends on preferred stock in the amount of $9,872.

 The accompanying notes are an integral
 part of the financial statements.


Network Systems International, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

Nine months ended June 30, 1997 (Unaudited)

                          Common Stock       Preferred Stock

                                                                 Capital       (Deficit)
                                   $0.001    Number  $0.001     in Excess      Retained
                       Number of     Par       Of      Par         of          Earnings
                         Shares     Value    Shares   Value     Par Value    (Accumulated      Total
                                                                                   )

                   >
Balance September 30,  5,806,176   $5,806                     $2,137,335     $ (822,270)    $1,320,871
1996


Issuance of preferred
stock,
 net of offering                             9,847   $ 10        856,679                       856,689
expenses
 of $128,011

Dividends on                                                                   (42,925)        (42,925)
preferred stock

Net income for the
nine
   month period ended  _________   ______    _____   ____     __________      1,252,735      1,252,735
   June 30, 1997

Balance June 30, 1997  5,806,176   $5,806    9,847   $ 10     $2,994,014     $  387,540     $3,387,370



The accompanying notes are an integral part of the consolidated financial statements.



                  Network Systems International, Inc.
                           and Subsidiaries
              Notes to Consolidated Financial Statements
 For the Nine Months Ended June 30, 1997 and June 30, 1996 (Unaudited)

1. Background Information

Network Systems International, Inc. (the Company), formerly Aqua Australis, Inc., was incorporated on September 21, 1988 in the State of Nevada. This corporation was considered a development stage company whose principal business activity was to seek potential business ventures and assets which would warrant involvement or purchase by the Company.

On April 22, 1996, the Company completed a reverse triangular merger whereby two of its wholly owned subsidiary corporations merged with two North Carolina corporations, with the North Carolina corporations being the surviving corporations in the merger. Immediately thereafter, the Company, with the approval of its shareholders, caused its corporate charter to be amended to change its name to Network Systems International, Inc. The newly named company is now the parent company of two wholly owned subsidiary corporations: Network Information Services, Inc. (NIS) and Network Investment Group, Inc.
(NIG), both North Carolina corporations. Immediately prior to the merger, shareholders of the Company also approved a two for one reverse split of all issued and outstanding shares of the Company's common stock with a $.001 par value and Network Partners, LLC effectively merged into NIS. All per share data has been retroactively restated to show the effects of the two for one reverse split. In addition, immediately prior to the merger, the then controlling shareholders of the Company turned in approximately 17.5 million shares of common stock of the Company which were then canceled.

As a result of the merger, accounted for as a reverse acquisition similar to the purchase method of accounting, shareholders of NIS and NIG transferred all of their shares of common stock in the companies, which had a total assets value of approximately $3,800,000, to the Company in exchange for 5,250,176 shares of common stock of the Company.

NIS was incorporated under the laws of the State of North Carolina on September 9, 1985 and develops, licenses, and supports software products primarily for the textile, sewn products and process manufacturing industries. Operations are concentrated in North and South Carolina, however, NIS has clients throughout the east coast of the United States. It employs approximately 50 full-time employees. Its corporate headquarters are located in Greensboro, North Carolina.

NIG was incorporated under the laws of the State of North Carolina on April 7, 1993 and sells computer hardware to manufacturing industries. Operations are concentrated in North Carolina and South Carolina, however, it has clients throughout the east coast of the United States. Its corporate headquarters are located in Greensboro, North Carolina.

The Company changed their year end from December 31 to September 30 in 1996.

In December 1996 the Company entered into an agreement with an underwriter to promote the sale of 12,500 shares of preferred stock in a private placement stock offering. The Company sold 9,847 shares of Series A preferred stock at a purchase price of $100 per share. Each share of preferred stock receives an annual cumulative dividend of $12, payable monthly, and is convertible into 50 shares of common stock at the holders discretion. Upon liquidation of the Company, the holders of this preferred stock are entitled to receive $100 per share, plus an amount equal to all dividends accrued and unpaid to the date of final distribution. The preferred stock is redeemable for cash at the option of the Company at any time after January 12, 1998 based on a sliding payment scale over time. Holders of the preferred stock have no voting privileges.

The Company raised $856,689 in connection with this private placement offering which is net of offering expenses of $128,011.

2. Summaries of Significant Accounting Policies

Basis of Preparation:
The financial statements as of June 30, 1997 and 1996 and for the three and nine month periods then ended Consolidate the Accounts of Network Systems International, Inc. and its wholly owned subsidiaries Network Information Services, Inc. and Network Investment Group, Inc.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine-month periods ended June 30, 1997 and 1996, (b) the financial position at June 30, 1997, and
(c) cash flows for the nine-month periods ended June 30, 1997 and 1996, have been made.

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

           Building                                     39
           Leasehold improvements                     7-39
           Furniture and fixtures                       07
           Office equipment                           5-07
           Computer equipment                         5-07
           Computer software                          3-05
           Computer software equipment under
           capital lease                              3-05

Software Development Cost:
The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Costs incurred subsequent to the product release are charged to operations. Capitalization of computer software development costs begins upon the establishment of technical feasibility for the product. Capitalized software development costs amounted to $1,190,532 and $832,797 for the nine months period ended June 30, 1997 and 1996, respectively. The Company capitalized software development costs of $428,218 and $406,318 for the three months period ended June 30, 1997 and 1996, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product, or (b) the straight-line method over the remaining estimated economic life of the product. The Companies have estimated that the useful economic life of its products is two years. Amortization expense of capitalized software cost amounts to $843,348 and $323,698 for the nine month period ended June 30, 1997 and 1996, respectively, and is included in cost of sales. Amortization expense for the three month periods ended June 30, 1997 and 1996 totaled $326,434 and $145,824, respectively.

Software development costs at June 30, 1997 consist of the following:

           Software Development Costs            $2,243,003
           Less Accumulated Amortization            800,040
                                                 $1,442,963

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

Advertising Costs:
Advertising costs, except for costs associated with direct response advertising, are charged to operations when incurred. The costs of direct response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense amounted to $72,694 and $14,948 for the nine month periods ended June 30, 1997 and 1996, respectively. Advertising expense for the three month periods ended June 30, 1997 and 1996 totaled $22,010 and $0, respectively. Advertising costs of $25,673 were capitalized during the nine month period ended June 30, 1997. No amounts were capitalized during the nine month period ended June 30, 1996.

Income Tax:
Prior to the merger on April 22, 1996, the principal operating subsidiary of the Company (NIS) was treated as an S corporation for tax purposes. As such, income and deductions attributable to NIS were reported by its shareholders, and no tax expense or liability was recorded by the Company up until such date. Activities of the Company and its other subsidiary (NIG) prior to that date did not give rise to a material liability for income taxes. Beginning in April, 1996, income taxes are provided for transactions reported in the financial statements.

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

Earnings Per Share:
Primary earnings per common share amounts are computed based on the weighted average number of shares outstanding, 5,806,176 for the nine and three months ended June 30, 1997. Fully diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of the preferred stock as of the date of its issuance. Net income has been adjusted for the dividends on the preferred stock of $42,925 and $28,146 during the nine and three months ended June 30, 1997, respectively. The number of shares used in the computations of fully diluted earnings per share were 6,045,761 and 6,275,211 for the nine and three months ended June 30, 1997, respectively. Fully diluted earnings per share are not presented for the periods ended June 30, 1996 because no preferred stock was issued during these periods.

In February 1997, the Financial Accounting Standards Board issued FASB # 128 "Earnings Per Share". This statement specifies the Computation, Presentation, and Disclosure requirements for earnings per share, and is effective for financial statements ending after December 15, 1997. The Company's current period primary and fully diluted earning per share would not be affected by the new statement.

Pro forma Presentation:
The consolidated financial statement of operations for the periods ended June 30, 1996 includes a pro forma presentation, as specified by the Securities and Exchange Commission, for income taxes which would have been recorded had the operating subsidiary been a C corporation, based on the tax laws in effect during those periods.

Pro forma earnings per share have been calculated to include the adjustment for income taxes had the operating subsidiary been a C corporation during the periods ended June 30, 1996. Weighted average number of shares outstanding have been calculated to reflect the number of equivalent shares received by the acquiring company during the reverse acquisition.

3. Uncompleted Contracts

Information with respect to uncompleted contracts at June 30, 1997 is summarized as follows:

       Earned contract revenue                     $ 720,155
       Less billings to date                         508,000
       Cost and estimated earnings
        in excess of billings on
        uncompleted contracts                      $ 212,155

4. Property and Equipment

Property and equipment at June 30, 1997
 consist of the following:
       Land                                        $  150,000
       Building                                       300,000
       Leasehold improvements                          91,615
       Furniture and fixtures                         122,574
       Office equipment                                94,164
       Computer equipment                             232,512
       Computer software                               53,672
       Computer equipment and software
        under capital lease                           324,933
                                                    1,369,370
       Less accumulated depreciation
        and amortization                             (344,780)
       Accumulated amortization on
        computer equipment and
        software under capital lease                 (108,475)
                                                   $  916,115

5. Notes Payable

Notes payable at June 30, 1997 consist
 of the following:

Bank line of credit:
       $300,000 maximum line; interest
        payable monthly at prime
        plus .5%; principal due
       February 21, 1998, collateralized by
       accounts receivable, equipment, and
        a $200,000 life insurance policy;
        personally guaranteed by certain
        stockholders                               $   82,197

Bank note payable:
       interest at prime plus 1.0%; monthly
        payments of $4,729; due July 1, 1997;
        collateralized by accounts receivable,
        equipment, and a $200,000 life insurance
        policy; personally guaranteed by certain
        stockholders                                    8,348

Mortgage note payable:
       interest at prime plus 0.25%; monthly
        principal payments of $2,612 plus
       interest;
        balloon payment due March 10, 2000;
        collateralized by building; personally
        guaranteed by certain stockholders            396,864
                                                      487,409
Less amounts currently due                            122,197
                                                   $  365,212

The following is a schedule by year
of the principal payments required on
 these notes payable and long-term debts:

       Period Ending June 30
       1998                                   $  122,197
       1999                                       31,344
       2000                                   $  333,868

6. Obligations Under Capital Leases

The Company has capitalized rental obligations under three leases of software and equipment. The obligations, which mature in 2001 and 2002, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under the capital leases are:

       Period Ending June 30
       1998                                              $  82,896
       1999                                                 90,432
       2000                                                 77,128
       2001                                                 21,900
       2002                                                  5,475
       Total minimum lease payments                        277,831
       Less amount representing interest                    31,315
       Present value of net minimum lease payments         246,516
       Less current portion                                 68,000
                                                         $ 178,516

7. Retirement Benefit Plan

Effective January 1, 1993, the Company established a retirement plan which allows participants to make contributions by salary reduction under Section 401(k) of the Internal Revenue Code. The Company made matching contributions to the plan totaling $4,297 and $5,713 for the three and nine month periods ended June 30, 1997 respectively. No contributions were made to the plan for the three and nine month periods ended June 30, 1996.

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

Net income from operations before income taxes totaled $1,853,735 for the nine months ended June 30, 1997. The provision for income taxes for the nine months ended June 30, 1997 consist of the following components:

       Current tax expense                       $  642,300
       Deferred tax expense                          76,000
       Research and development credit             (117,300)
                                                 $  601,000

The significant temporary differences which gave rise to deferred tax assets and liabilities as of June 30, 1997 are as follows:

      Deferred tax asset
            Bad debt revenue                       $  229,700

      Deferred tax liabilities
            Software development cost               1,443,000
            Book basis of property & equipment
              in excess of tax basis                   70,900
            Change in tax status                      409,300
                                                   $1,923,200

As of 9/30/96, the Company has federal loss carryforwards totaling $150,200 that may be offset against future federal taxable income and federal research and development credit totaling $35,400 that may be offset against future federal income taxes. If not used, the carryforwards will expire as follows:

                            Operating      Research & development
                             losses                credits

        2003             $   93,100
        2009                 49,300
        2010                  7,800
        2011                      -
        2012                      -              $   35,400
                         $  150,200              $   35,400

No valuation allowance has been recorded against the deferred tax assets or operating loss or tax credit carryforwards because recognition of the cumulative deferred income arising from the change in tax status should be sufficient to offset the remaining tax assets.

The difference between the provision for income taxes and the amounts obtained by applying the statutory U.S. federal income tax rate to income before taxes for the nine months ended June 30, 1997 is as follows:

     Tax expense at U.S.
     statutory rates                $ 629,100                34.0%
     State and local income tax        43,000                 2.3%

     Research & development
     credit and other                 (71,100)               (3.8%)
                                    $ 601,000                32.5%

9. Major Customer

For the three month period ended June 30, 1997, sales to two customers amounted to approximately $1,435,700. For the three month period ended June 30, 1996, sales to three customers amounted to approximately $371,400.

For the nine month period ended June 30, 1997, sales to three customers amounted to approximately $2,749,600. For the nine month period ended June 30, 1996, sales to two customers amounted to approximately $2,642,000.

10.   Self Insurance Plan

The Company has a medical health benefit self-insurance plan for substantially all of its employees. The Company is reinsured for claims which exceed $6,000 per participant and has an annual aggregate limit of approximately $64,000.

11.   Lease Commitments

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of June 30, 1997:

         Period Ending June 30
         1998                           $  54,234
         1999                              50,095
         2000                              17,468
                                        $ 121,797

Rent expense amounted to $37,512 and $119,880 for the nine months ended June 30, 1997 and 1996, respectively. Rent expense amounted to $15,731 and $35,058 for the three months ended June 30, 1997 and 1996, respectively.

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

13.   Segment Information

The Company's operations are classified into two principal industry segments: Hardware sales and sales of software licenses and related service fees. The following is a summary of segment information for the periods ending:

                             Three Months Ended June 30           Nine Months Ended June 30

                                         1997              1996              1997              1996
Revenue of each segment:
   Software and Service Fees        $ 1,400,567        $  522,489        $ 3,773,225       $2,965,461
   Hardware                           1,572,619            80,592          2,537,575        2,066,236
Total Revenue                       $ 2,973,186        $  603,081        $ 6,310,800       $5,031,697

Operating Profit (Loss) of
   each segment:
   Software and Service Fees        $   721,798        $  (24,096)       $ 1,785,509       $1,173,659
   Hardware                             286,363           156,585            325,699          298,242
   Corporate                            (62,630)          (91,528)          (215,023)        (179,370)
Total Operating Profit (Loss)       $   945,531        $   40,961        $ 1,896,185       $1,292,531

Depreciation and Amortization
   expense of each segment
   Software and Service Fees        $   370,473        $  172,213        $   977,034       $  392,592
   Hardware                                 489               489              1,466            1,466
Total Depreciation
    and Amortization                $   370,962        $  172,702        $   978,500       $  394,058

Capital Expenditures of
   each segment:
   Software and Service Fees        $    50,100        $    2,777        $   143,367       $   39,969
   Hardware                                   0                 0                  0                0
Total Capital Expenditures          $    50,100        $    2,777        $   143,367       $   39,969

                                                     June 30                  June 30
                                                       1997                     1996
Identifiable Assets of each segment:
   Software and Service Fees                     $4,651,729              $3,153,848
   Hardware                                         658,686                  46,075
   Corporate                                        568,231                  31,680
Total Assets                                     $5,878,646              $3,231,603



__________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
__________________________________________________________________

This MD&A Contains Forward Looking Information

Results of Operations

Revenue. Network's third quarter licensing and servicing revenues increased from $522,489 to $1,400,567 over the comparable three months ended June 30, 1996 and June 30, 1997, respectively. This represents a 168% increase over the comparable period. For the nine months period ended June 30, 1997, total licensing and servicing revenues increased from $2,965,461 to $3,773,225, over the comparable period ended June 30, 1996, a 27% increase. These increases are principally due to the closure of pending contracts and an increased focus in software marketing efforts.

The Company's total third quarter revenues increased from $603,081 for the three months period ended June 30, 1996 to $2,973,186 for the three months period ended June 30, 1997. This represents an increase of 393% over the comparable period. For the nine months period ended June 30, 1997, revenues increased from $5,031,697 to $6,310,800 over the comparable period in 1996. This represents an increase of 25%. This increase in total revenues is principally attributable to an increase in hardware sales during the current period of approximately $1,492,027 over the comparable period in 1996.

Licensing and services revenues were 47% of total revenues for the quarter and 60% for the nine months period ending June 30, 1997.
Hardware sales were 53% of total revenues for the period and 40% for the first nine months of the current year.

The Company continued its efforts toward completion of a third generation software package during the current period. Development is now near completion and the Company would intend to finalize completion prior to the end of fiscal 1997. Assuming completion, the Company would intend to present the new product for general market distribution within thirty days thereafter. However, the Company continues to caution that there can be no assurances that the Company will not experience difficulties that could delay or prevent the successful completion of the product, its introduction, marketing, enhancements or that the new version will adequately meet the needs of the marketplace or achieve market acceptance. Additionally, niche markets that the Company traditionally serves could experience a significant economic downturn. In that event, the Company's revenues would be adversely affected.

Cost of Sales and Services. Cost of sales and services amounted to $1,659,309 during the third quarter of fiscal 1997 as compared to $180,211 for the comparable period in fiscal 1996. Cost of sales and services for the first nine months of the year amounted to $3,212,494 as compared to $2,374,751 for the comparable 1996 period. These increases in costs of sales are attributable to increases in hardware sales over the comparable periods. Hardware sales carry a significantly higher percentage of costs than do licensing and services.

Software Development Costs. Software development costs, both capitalized and expensed, amounted to $1,401,143 and $1,075,141 for the nine month periods ended June 30, 1997 and 1996, respectively. Software development costs, capitalized and expensed for the three month periods ended June 30, 1997 and 1996, respectively, were $477,593 and $493,728. This represents an approximate 3% decrease over the comparable quarter and an approximate increase of 30% over the comparable nine month period. The quarterly decrease is attributable to the near completion of the Company's third generation software package. Of these amounts, approximately $1,190,532 and $832,797 were capitalized for the nine month periods ended June 30, 1997 and 1996, respectively and $428,218 and $406,318 for the three month periods ended June 30, 1997 and 1996, respectively. More software development costs have been capitalized during the nine month period in fiscal year 1997 since technological feasibility of more products was achieved than over the comparable nine month period in fiscal year 1996. Upon full launch of the Company's third generation software package, currently scheduled for late August, 1997, it is anticipated that efforts toward the development of a fourth generation software package will be initiated. If such efforts are indeed initiated, it is anticipated that the cost of research and development will increase proportionately. The Company continues to caution, however, that there can be no assurances that either the introduction of its third generation software package or the development of a fourth generation package will be accepted in the marketplace or that general market conditions will not adversely affect the introduction of these products. Additionally, competition in the hiring of programmers continues to remain high as salaries of programmers are gaining momentum toward escalation. Therefore, whether the Company will ultimately achieve its stated goals cannot be assured.

General and Administrative. General and administrative expenses were approximately 10.7% of revenues in the third quarter of fiscal 1997 as compared to approximately 48.8% over the comparable period in fiscal 1996. For the nine months ended June 30, 1997, general and administrative expenses were 15.7% of revenues as compared to 22.2% for the nine month period ended June 30, 1996. The decrease in the current period is directly attributable to the significant increase in total revenues without corresponding increases in general and administrative expenses.

Provisions for Income Taxes. Prior to the Company's merger on April 22, 1996 the principal operating subsidiary of the Company, Network Information Services, Inc. (NIS), was treated as a Subchapter S corporation for tax purposes. As such income and deductions attributable to NIS were reported by its shareholders and no tax expense or liability was recorded by the Company up until such date. Activities of the Company and its other subsidiary prior to April 22, 1996 did not give rise to a material liability for income taxes and therefore no taxes were recorded prior to the second quarter of 1996. Income taxes are provided for transactions reported in the financial statements beginning on April 22, 1996, and consist of taxes currently due plus deferred income taxes. The change in tax status resulted in a one time charge of approximately $435,200.

Quarterly Results. Net income for the three and nine month periods ended June 30, 1997 were $643,770 and $1,252,735, respectively. Assuming a retroactive change in Subchapter S status, pro forma net income for the comparable periods ended June 30, 1996 amounted to $13,533 and $777,077, respectively. These increases are directly attributable to an increase in revenues and a decrease in the cost of sales in the hardware area.

On a per share basis, earnings were $.11 and $.21 for the three and nine months ended June 30, 1997. This compares to a pro forma primary net income per common share of $.00 and $.13 for the three and nine month periods ending June 30, 1996.

The Company believes that its quarterly results may fluctuate in the future as a result of such factors as order deferrals in anticipation of new product releases, delays in the release of new products, a slower growth rate in the overall manufacturing industry or adverse general economic and manufacturing conditions in the industries in which the Company does business. Additionally, the Company would anticipate a slower business environment in the fourth quarter due to traditional shipment slow downs during such period in the industries in which the Company's products are primarily focused. Further, rapid technological change and the Company's ability to develop and market new products that successfully adapt to such change may have an adverse impact on the Company's overall operations. Lastly, increased competition in the design and distribution of manufacturing software products could also negatively impact the Company's results of operations.

Due to the factors stated above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by security analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

Liquidity and Capital Resources. Cash totaled $545,837 on June 30, 1997. Cash provided by operating activities amounted to approximately $1,165,162 for the nine months ended June 30, 1997 compared to $1,100,018 in the comparable period of 1996. This increase in cash from operations is due to overall increase in profitability. Overall cash increase is directly attributable to the Company's private placement preferred stock offering.

Long term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products; financing anticipated growth; adding additional personnel; and the possible acquisition of software products or technologies complimentary to the Company's business. The Company believes that its existing cash, cash equivalents, available lines of credit and anticipated cash generated from continuing operations will be sufficient to satisfy its currently anticipated cash requirements for the balance of the 1997 fiscal year.

Historically, accounts receivable for the Company have been generally high due to a number of factors. A primary contributor is the nature of how the Company's customer base pays for the software licensing fee of the Company's product. The Company records revenues from software license fees after shipment of the product and the fulfillment of all major obligations under the terms of the licensing agreement. Typically, software licenses range from $100,000 to $300,000. Therefore, the Company establishes a payment schedule for most of its customers. These payment schedules have resulted in a slow turnaround time in the collection of receivables. Additionally, the textile industry as a whole tends to experience flat periods which make it difficult to fully fund major management information systems projects.

For the nine month period ended June 30, 1997, the average collection days on accounts receivables was 77.2 days compared to 82.2 days for the comparable period in fiscal year 1996. This decrease in collection days is attributable to the Company's continued focus on account receivable collections.

As a result of the Company's belief that its current average in collection days is unacceptable, the Company monitors its accounts receivable closely and attempts to make adequate provisions for potentially uncollectable receivables.
                                Part II

_______________________________________________________________
Item 5.  Other Matters
_______________________________________________________________

(1) On December 12, 1996 the Company initiated the process of issuing a private placement of 12,500 shares of Series A Preferred Stock. The Preferred Stock was subsequently issued during the current period.
The stock was issued on a best efforts basis at $100 per share, $.001 par value, with a 12% cumulative dividend payable monthly and a conversion feature after 12 months at $2.00 per common share. As of the close of the quarter ended June 30, 1997, the net amount of the preferred shares sold was $856,689. Reference is made to the Form D and Confidential Private Placement Memorandum filed with the Securities and Exchange Commission on January 11, 1997 for specific details of the offering.

(2) The Company's common stock began trading above the $3.00 level on July 22, 1997 and has remained above such level since that time. Assuming the common stock continues to trade above $3.00 for 30 consecutive days and further assuming that NASDAQ does not change current listing requirements, the Company intends to file for Small Cap status during the fourth quarter of fiscal 1997.

______________________________________________________________
Item 6        Exhibits and Reports on Form 8-K
______________________________________________________________

(a)Exhibits included herewith are:

       (11)   Schedule of Computation of Net Income Per Share

       (27)   Financial Data Schedule

SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                            NETWORK SYSTEMS INTERNATIONAL, INC.

       Date: 8/8/97          /s/ Robbie M. Efird
                            Robbie M. Efird, President
                                   and acting as CFO

       Date: 8/8/97          /s/ William C. Ray
                            William C. Ray, Vice President



EXHIBIT INDEX




Exhibit                                                  Page

(11)   Schedule of Computation of Net Income Per Share    24

(27)   Financial Data Schedule                            25