Form 10KSB
period 1997-09-30
NETWORK SYSTEMS INTERNATIONAL INC
filed 1997-12-30
CIK 842722

2
d:\sec\10KSB97.doc
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB

(Mark One)
[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE
                  SECURITIES AND EXCHANGE ACT OF 1934

             For the Fiscal Year Ended September 30, 1997

                                  OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

     For the transition period from . . . . . . . . . . . . . . .

                   Commission File Number 33-25308-D

                  NETWORK SYSTEMS INTERNATIONAL, INC.
        (Exact name of registrant as specified in the charter)

                Nevada                         87-0460247
     (State or other jurisdiction           (I.R.S. Employer
  of incorporation or organization)          Identification
                                                 Number)

         200 North Elm Street
      Greensboro, North Carolina                  27401
   (Address of principal executive             (Zip Code)
               offices)

    Registrant's telephone number,           (336) 271-8400
         including area code:
  Securities registered pursuant to
      Section 12(b) of the Act:

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

The issuer's revenues for the year ended September 30, 1997 were $7,830,844.

As of December 24, 1997 there were 5,851,176 outstanding shares of common stock, par value $.001 per share. The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on December 24, 1997 based on the average bid and ask price on such date was $5,613,017.

DOCUMENTS INCORPORATED BY REFERENCE:  A more complete statement of the information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive
 Proxy Statement relating to its 1997 Annual Meeting of Shareholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

Transitional Small Business Disclosure Format:  Yes  __  No  x

TABLE OF CONTENTS










Part I
          Item 1. Business                                   3
          Item 2. Properties                                 7
          Item 3. Legal Proceedings                          8
          Item 4. Submission of Matters to a Vote of
          Security Matters                                   8

Part II
          Item 5. Market for Common Equity and Related
          Stockholder Matters                                8
          Item 6. Management's Discussion and Analysis       9
          Item 7. Financial Statements                      13

Part III
          Item 9. Directors, Executive Officers,
          Promoters and Control Persons; Compliance
          With Section 16(a) of the Exchange Act.           28
          Item 10. Executive Compensation                   30
          Item 11. Security Ownership of Certain
          Beneficial Owners and Management                  31
          Item 12. Certain Relationships and Related
          Transactions                                      31
          Item 13. Exhibits and Reports on Form 8-K         32






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

In connection with the organization of the Company, some of the officers and directors paid an aggregate of $60,000 in cash to purchase a total of 500,000 shares of restricted common stock of the Company at a sales price of approximately $0.012 per share.

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

On July 26, 1991, the Board of Directors of Future Tech entered into an Asset Purchase Agreement ("Agreement") with Aqua Australis Pty, Ltd. ("AAPL"), which Future Tech's shareholders approved on August 7, 1991. Pursuant to the Agreement, AAPL transferred to the Company certain tangible and intangible assets, including test results, marketing studies and agreements with distributors. As consideration therefor, the Company agreed to pay AAPL the principal sum of $1,600,000, by means of its promissory note (the "Note"), which Note was payable interest only at the rate of 9.5% per annum for a term of five years, at which time the entire balance of principal and accrued but unpaid interest would be due. The Note was convertible at AAPL's option into shares of common stock, $0.001 par value, of the Company, on the basis of 4,000,000 shares for the total principal of $1,600,000, and pro rata for any portion thereof. No independent appraisal or evaluation of the assets transferred to the Company was undertaken by the Company's prior management. Consequently, there was no way to determine whether the Company paid fair value for the assets transferred.

On August 7, 1991, the shareholders also approved an amendment to the Company's Articles of Incorporation, changing the Company's name to "Aqua Australis, Inc.". The shareholders also elected a new board of directors, all of whom were nominated by AAPL. As a consequence of the Asset Purchase Agreement, the Company became an affiliate of AAPL. On August 7, 1991, the board of directors approved a Distributorship Agreement with AAPL, whereunder the Company became the exclusive distributor of AAPL's products in North America and Mexico. Under the Agreement the Company would purchase products from AAPL.

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

On April 22, 1996, the Company completed a reverse triangular merger whereby two of its wholly owned subsidiary corporations merged with two North Carolina corporations, with the North Carolina corporations being the surviving corporations in the merger. Immediately thereafter, the Company, with the approval of its shareholders, caused its corporate charter to be amended to change its name to Network Systems International, Inc. The newly named company is now the parent company of two wholly owned subsidiary corporations: Network Information Services, Inc. and Network Investment Group, Inc., both North Carolina corporations. Immediately prior to the merger, shareholders of the Company also approved a two for one reverse split of all issued and outstanding shares of the Company's common stock with a $.001 par value, which split was effective as of the date the merger was completed. At the same time, Network Partners, LLC, transferred certain assets to Network Information Services, Inc.

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

Network Information Services, Inc. ("NIS") was originally incorporated under the laws of the State of North Carolina on September 9, 1985 and began its operations as a contract programming firm whose efforts were primarily focused on providing direct programming services to the manufacturing industry.

During the first few years of its development, NIS successfully obtained contract programming orders from various manufacturing entities throughout the State of North Carolina. Over the succeeding ten year period, proprietary software (Netc) was developed and operations expanded with the continuous introduction of enhanced modules keeping pace with changing environments in manufacturing processes. Copyrights were obtained for the developed software packages of the Company and trademarks obtained on the new "the net collection(TM)" developed by the Company in 1996.

The Company is a leading developer and marketer of application software for use in manufacturing and general business applications. NET's broad product line includes proprietary software for industry specific use and general manufacturing process application and utilization. Software modules are in continuous development with existing modules enhanced quarterly for distribution to the Company's customer base. In addition to the marketing of its proprietary software, the Company's Client Services Group provides a focused concentration on customer in-house education at its headquarters' NET Process Learning Center and customer on-site implementation services.

The Company's operations are currently classified into two principal industry segments: hardware sales, and the sale of software licenses and related services. These segments provide the basis upon which the Company's revenues are derived. Software sales and related services are principally conducted within the Company's niche market of textiles and sewn products while hardware sales are conducted throughout a broad range of industries.

The Company's operations utilize a full service staff of forty-six full time associates and a customer base consisting of numerous major manufacturing giants such as Cone Mills, WestPoint Stevens, Unifi, Pillowtex, Guilford Mills and many others. Current annual sales reflect an approach toward the $8,000,000 level. Profits are tracked on a profit center (segment) basis and are generically derived through license fees, annual maintenance fees, implementation services, hardware sales, outsource process services and the Net Process Learning Center.

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

Although NETc was originally designed as an industry specific product, the Company ultimately restructured the program design to allow generic application to the process manufacturing industry in general.
The net collection(TM) now provides process application through utilization of the Company's individual modules marketed under the titles: net resourcemanager(TM); net customerlink(TM); net proplan(TM); net po+(TM); net scheduler(TM); net qctrack(TM); net inventory(TM); net cost(TM) and net exec(TM). Markets now include the general process manufacturing industry as a whole.

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

New Products

During the latter part of the 1996 fiscal year, the Company added a new sector to its existing business titled "Outsource Process
Services". This new product line allows smaller companies to lease space on a dedicated AS/400 computer located on the Company's headquarters through which the net collection(TM) can be utilized without the necessary capital expenditure for an AS/400 by the smaller company. This leasing arrangement now allows the smaller company to operate its systems on par with larger and better capitalized competitors. Current utilization of the Outsource Process Services product is limited to an experimental base which will ultimately judge the viability of the product from a marketing prospective. Although the Company believes that its Outsource Process Services will ultimately increase revenues, there can be no assurance that customer acceptance of the new product will be as significant as the Company anticipates, or that such acceptance will be achieved at all.

Additionally, the Company intends to continue its aggressive approach to module enhancements and the final development of a new and improved third generation software package. The new package is currently scheduled to be fully launched by December 31, 1997. Again, however, there can be no assurances that the Company will not experience difficulties that could delay or prevent the successful completion, introduction and marketing of the new software package or that it will adequately meet the needs of customers. Should, however, the new package prove successful and achieve widespread acceptance, the Company would anticipate an increase in revenues from both licensing fees and services.

Distribution Methods

The principal distribution method for products and services include: marketing in numerous trade journals and magazines; direct telemarketing; industry trade shows; direct mail marketing; and customer and consultant referrals. The Company customer base consists of small to medium manufacturing companies as well as Fortune 500 companies.

Research and Development

During late 1994 and throughout 1997 the Company initiated development of and developed a new third generation version of its original NETc design. The Company has had under development what has previously been referred to as a "new third generation software package" for the past two years. In late 1997, management of the Company made the strategic decision to market the newly developed product as an "add-on" to its current suite of products, the net collection(TM). This decision was made, in part, due to customer concerns over the prospects of potentially delaying ongoing implementation and its
ultimate effect on Year 2000 timing issues.   During the last fiscal
years of the Company's operations, the Company has expended in excess of $3 million dollars in the area of research and development and capitalized software costs of the third generation design and enhancements to existing products.

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


Item 2.  Description of Property

The principal location of the Company's property is located in Greensboro, North Carolina. The Company owns a 26,000 square foot facility from which principal operations throughout the southeastern United States are conducted. The property carries a mortgage of $389,000. Since its purchase in early 1995, the Company has significantly developed the property and modernized both exterior and interior portions of the facility. The condition of the property is considered excellent.

The Company leases a facility in Las Vegas, Nevada from which much of its administrative and legal functions are conducted. The Company provides contract services to its subsidiary corporations through the Nevada facility.

The Company also leases offices at Executive Center Drive in Greenville, South Carolina. The Greenville facility is utilized by five associates of the Company who are charged with responsibility for managing specific customer sites in the surrounding area.

Additionally, the Company operates and funds satellite offices in Clover, South Carolina; Greenville, North Carolina; Matthews, North Carolina; and Wilmington, North Carolina.

Item 3.  Legal Proceedings

The Company is not currently involved in any legal proceedings that it believes could have, either individually or in the aggregate, a material adverse effect on its business or financial condition.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1997.


                                PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded over-the-counter (BB) and is traded under the symbol NESI. The stock began actively trading subsequent to the reverse triangular merger referenced in Item 1 above. Stock activity since that time has been reflected below as inter-dealer prices, without retail mark-up, mark-down on conversion and may not represent actual transactions:

    First Quarter(1), 1997            Second Quarter, 1997

     High(Ask)    Low(Ask)          High(Ask)    Low(Ask)
    $2.25        $2.25              $2.25        $1.25

     High(Bid)    Low(Bid)          High(Bid)    Low(Bid)
    $0.375       $0.375             $1.00        $0.375


     Third Quarter, 1997            Fourth Quarter, 1997

     High(Ask)    Low(Ask)          High(Ask)    Low(Ask)
     $2.50        $1.375            $8.50        $2.1875

     High(Bid)    Low(Bid)          High(Bid)    Low(Bid)
     $2.25        $1.00             $7.75        $1.875

(1) The Company's fiscal year-end was changed to September 30, therefore, what would have otherwise been reported as fourth quarter is changed to first quarter, 1997.

Note:  Stock quotes were derived from Nasdaq Trading and Market
Services of OTC Bulletin Board.

As of December 24, 1997, there were 301 holders of record of common stock of the Company.

Item 6.  Management's Discussion and Analysis

THIS MD&A CONTAINS FORWARD LOOKING INFORMATION.  EXCEPT
FOR HISTORICAL DATA, THE MATTERS DISCUSSED IN THIS FORM
10-KSB CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND
UNCERTAINTIES.

Network would caution readers that in addition to the important factors described elsewhere in the Form 10-KSB, the following important factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during 1998, and beyond, to differ materially from those expressed in any forward looking statements made by, or on behalf of, Network.

RESULTS OF OPERATIONS

Revenue. Network's annual revenues are stated for the twelve-month period from October 1, 1996 through September 30, 1997. Net revenue for the period was $7,830,844, a 30.69% increase over the comparable period in 1996. Much of the increase is as a result of an increase in demand for customer specific designs in the Company's proprietary software, the net collection(TM) and added business due to customer concerns over rapidly aliening Year 2000 issues.

The Company's operations are classified into two principal industry segments for reporting purposes. They are: (1) software sales with related services and (2) hardware sales. Revenues from software and services fees amounted to $5,108,192 for the twelve month period ended September 30, 1997 compared to $3,825,843 for the same period in 1996. This represents an increase of 33.52% principally due to increased efforts in the marketing area. In the hardware segment of the business, revenues for the period ended September 30, 1997 amounted to $2,722,652 as compared to $2,165,996 for the comparable period ended September 30, 1997. This represents a 25.70% increase in hardware sales principally due to additional equipment acquisition by customers in an effort to better address their Year 2000 equipment needs.

Net income for the period ended September 30, 1997 increased to $1,476,346 from $807,244 over the comparable period in 1996, an 82.89% increase. When pro forma taxes are taken into account, the increase is almost 90%. This increase in operating profits is directly attributable to an increase in revenues.

Cost of Sales and Services. Annual cost of sales and services as a percentage of revenue increased in fiscal 1997 to 46.9% from 45.3% over the comparable period in fiscal 1996. This increase is attributable to a continued shift of the Company's focus into the software products sector of the Company's business and a decreased focus on equipment sales.

Software Development Costs. Software development costs, both capitalized and expensed as research and development, amounted to $1,913,816 in fiscal 1997, as compared to $1,533,613 in fiscal 1996; a
25% increase. Of these amounts, $1,648,350 and $1,198,092 were capitalized in 1997 and 1996, respectively. More software development costs were capitalized in 1997 versus 1996 since technological feasibility of more products was achieved in fiscal year 1997.

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

Pro forma amounts assuming a retroactive application of change in SubChapter S status resulted in annual income for the fiscal year end 1996 being $778,544. Net income on a per share basis was $.24 for the year ended September 30, 1997, as compared to $.13 on a pro forma basis for the comparable period in 1996, an 85% increase. Fully diluted earnings per share were also $.24 for the year ended September 30, 1997 when the convertible preferred stock is taken into account.

The Company believes that in the future its results may reflect quarterly fluctuations resulting from such factors as order deferrals in anticipation of new product releases, delays in the release of new products, a slower growth rate in the overall manufacturing industry, a loss of significant associates to competition or adverse general economic and manufacturing conditions in the industries in which the Company does business. Rapid technological change and the Company's ability to develop and market products that successfully adapt to that change may also have an impact on the results of operations. Further, increased competition in the design and distribution of manufacturing software products could also negatively impact the Company's results of operations.

Due to the factors stated above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

Liquidity and Capital Resources. Cash and cash equivalents totaled $491,413 on September 30, 1997. Cash provided by operating activities amounted to $1,843,968 for the year end as compared to $1,401,500 in the comparable period of 1996. This increase in cash provided by operations is principally due to additional collections in accounts receivable over the prior period and increased profits generally.

With revenues for the period ended September 30, 1997 amounting to $7,830,844 and accounts receivable amounting to $1,621,091, such receivable accounts for approximately 21% of revenues. This large accounts receivable is principally due to the methods utilized in contractual commitments between the Company and its customers Revenue from the sale of software licenses is recognized after shipment and fulfillment of all major obligations under the terms of the licensing agreements. The licensing agreements are typically for use of Company products and are usually restricted by the number of copies, the number of users and the term. During the period, the average collection days amounted to 64 days as compared to 46 days in the prior period. Additionally, seasonality of sales in the general textile industry will often cause adjustments in payment schedules.

Long term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products; financing anticipated growth; adding additional personnel; and the possible acquisition of software products or technologies complimentary to the Company's business. The Company believes that its existing cash, cash equivalents, available lines of credit and anticipated cash generated from continuing operations will be sufficient to satisfy its currently anticipated cash requirements for the 1998 fiscal year. However, because the Company believes the level of financial resources is a significant competitive factor in its industry, it intends to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth, and provide the Company with additional flexibility to take advantage of business opportunities that may arise. Therefore, the Company anticipates increasing its cash availability by way of a private placement offering and/or a secondary offering of its common stock in fiscal year 1998. However, there are no assurances as to the timing or success of such anticipated offering, if such offerings are made at all.

OTHER MATTERS

Some of the key variables and other qualitative and quantitative factors which might be deemed necessary to an understanding and evaluation of the Company's business and risks associated therewith are as follows:

Outlook and Uncertainties. Although Network operates its business on a three-year business plan, forecasts in the business plan do not guarantee potential future financial performance. While management is optimistic about long term prospects, the current business plan is but a future projection based upon past performance. Therefore, there can be no assurances that the Company will be able to achieve the projections provided for in its business plan or achieve continued growth demonstrated in past performance records.

Software Development. The Company has had under development what has previously been referred to as a "new third generation software package" for the past two years. In late 1997, management of the Company made the strategic decision to market the newly developed product as an "add-on" to its current suite of products, the net collection(TM). This decision was made, in part, due to customer concerns over the prospects of potentially delaying ongoing implementation and its ultimate effect on Year 2000 timing issues. Although this decision could potentially result in lower than previously anticipated profit margins, management of the Company opinionated that overall customer satisfaction was paramount over the long term.

Rapid Technological Changes. The computer software industry is characterized by rapid technological change and uncertainty as to the impact of emerging software solutions and services to the general manufacturing process industry. Major changes and/or additional competition could negatively impact the Company's future performance.

Long-term Investment Cycle. Developing and localizing software for the manufacturing process industry is expensive and the investment in software development often involves a long payback cycle. Network's plans for fiscal year 1998 include significant investments in software development and related product opportunities from which revenues may not be achieved for a number of years. Management expects total spending for software development in 1998 to increase over 1997. Expenditure of funds for research and development may prove to be ill spent in the event the final product achieved does not meet market expectations and acceptance.

Prices. Future prices Network is able to obtain for its software and services may decrease from historical levels depending upon competitive markets, customer demand and other unknown and unforeseen factors.

Sales and Marketing. Network's plans for 1998 include a significant investment in its sales and marketing efforts. Additionally, as a new public entity and subsequent name change, the Company expects to continue to expand marketing efforts in order to gain name recognition of its corporate identify and in the promotion of its common stock.

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

Funding. Primary sources of internal liquidity are generated through the Company's designated profit centers: software licensing fees; support and maintenance fees; implementation fees; outsource process services fees; Net Learning Center fees; and hardware sales. During fiscal 1997, a limited private placement was utilized, however, the Board of Directors has indicated a desire to initiate a subsequent second private placement and/or secondary offering of its common stock during fiscal 1998. Whether the secondary offering is initiated, or if initiated, is successful, is uncertain. Additionally, the costs associated with such offering may well tend to negatively impact the Company's cash flow needs.

Account Closure. The Company's approach to account closure is to provide customers with its proprietary software for process manufacturing on a license fee basis; train customer associates on the proper and practical application of the software to the customers specific process needs; provide customers with process correct hardware to timely meet process applications; and provide maintenance service through continuous updating of program modules. The Company also provides a 24 hour "helpline" service to insure a non-disruptive flow of manufacturing processes once the customer has gone "on-line" with the net collection(TM) program. The Company's hardware division operates in a partnership arrangement with IBM to provide equipment for future update application and expansion. An unexpected disruption in one or more of these procedures could cause a negative impact on the Company's operating results and profitability.

Material Customers. The Company could potentially face the risks related to loss of material customers. Such loss of customers would have an immediate negative impact on the profitability of the Company.

Legal Matters. Although the Company does not have any pending claims and is not aware of any threatened legal action, any such claim or legal actions in the future could have a material and adverse effect on the operations of the Company and a resultant decline in the value and marketability of its stock.

Item 7.  Financial Statements.






INDEX












                                                            Page #

      Report of independent certified public accountants      14

      Consolidated balance sheet                              15

      Consolidated statements of operations                   16

      Consolidated statements of cash flow                    17

      Consolidated statement of changes in stockholders'
      equity                                                  19

      Notes to consolidated financial statements              20

      Selected Financial Data                                 27








PENDER NEWKIRK & COMPANY
Certified Public Accountants
100 South Ashley Drive
Suite 1650
Tampa, Florida  33602
(813) 229-2321






                     Independent Auditors' Report



Board of Directors and Stockholders
Network Systems International, Inc.
       and Subsidiaries


We have audited the accompanying consolidated balance sheet of Network Systems International, Inc. and Subsidiaries as of September 30, 1997 and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended September 30, 1997 and September 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network Systems International, Inc. and Subsidiaries as of September 30, 1997 and the results of its operations and its cash flows for the years ended September 30, 1997 and September 30, 1996, in conformity with generally accepted accounting principles.


/s/ Pender Newkirk & Company


Certified Public Accountants
Tampa, Florida
November 14, 1997

Network Systems International, Inc. and Subsidiaries
Consolidated Balance Sheet
September 30, 1997

Assets
Current Assets
       Cash                                                              $  491,413
       Accounts receivable, trade, net of allowance of $451,986           1,621,091
       Unbilled accounts receivable                                          45,000
       Accounts receivable, related parties                                 111,570
       Other current assets                                                  74,953
       Costs and estimated earnings in excess of billings                   210,070
Total Current Assets                                                      2,554,097

Property and equipment, net of accumulated depreciation                     995,875

Other Assets
        Notes receivable                                                    168,852
        Software development costs, net of accumulated amortization       1,591,793
        Other                                                                69,040
                                                                          1,829,685
                                                                         $5,379,657

Liabilities and Stockholders' Equity
Current Liabilities:
       Notes payable, current portion                                        31,000
       Capital lease obligation, current portion                             75,000
       Bank overdraft                                                       131,382
       Accounts payable, trade                                              102,887
       Other accrued liabilities                                             78,134
       Deferred revenue                                                     260,985
Total current liabilities                                                   679,388

Long Term Liabilities:
       Deferred income taxes                                                601,300
       Notes payable, net of current maturities                             358,028
       Capital lease obligation, net of current maturities                  159,504
Total long term liabilities                                               1,118,832

Stockholders' Equity
       Preferred Stock; $.001 par value; authorized 12,500 shares;               10
         issued and outstanding 9847 shares
       Common Stock; $.001 par value; authorized 100,000,000
         shares; issued and outstanding 5,806,176 shares                      5,806
       Capital in excess of par value                                     2,994,014
       Retained earnings                                                    581,607
Total stockholders' equity                                                3,581,437
                                                                         $5,379,657







The accompanying notes are an integral part of the consolidated financial statements.

Network Systems International, Inc. and Subsidiaries
   Consolidated Statements of Operations

                                              Year Ended September 30
                                           1997                     1996
Revenue:
   Licensing and Servicing revenue  $5,108,192                $3,825,843
   Equipment revenue                 2,722,652                 2,165,996
Total revenue                        7,830,844                 5,991,839

Operating expenses
   Cost of sales and services        3,675,511                 2,717,972
   Research and development            265,466                   335,521
   General and administrative        1,670,163                 1,539,450
                                     5,611,140                 4,592,943

Operating income                     2,219,704                 1,398,896

Other income (expenses)
   Interest                            (63,998)                  (46,949)
   Other income (expense)               15,340                   (30,003)
                                       (48,658)                  (76,952)

Income before income                 2,171,046                 1,321,944
   tax provision

Income tax provision                   694,700                   514,700


Net income                          $1,476,346                $  807,244

Primary net income per
  common share                      $      .24

Weighted average common shares       5,806,176
  outstanding, Primary
Fully diluted net income per        $      .24
  common share
Weighted average common shares       6,134,471
  outstanding assuming fully
diluted

Pro Forma Amounts Assuming
    Retroactive Application of
    Change In SubChapter S Status
    and Corporate Recapitalization
(unaudited)

Income before income tax                                      $1,321,944
  provision

Income tax provision                                             543,400

Net income                                                    $  778,544

Primary net income per                                        $      .13
   common share

Weighted average common                                        5,772,023
  stock outstanding, Primary





The accompanying notes are an integral part of the consolidated financial statements.

NETWORK SYSTEMS INTERNATIONAL, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                Years Ended September 30
                                                                1997                1996
Operating activities
    Net income                                            $ 1,476,346         $  807,244
    Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                      1,332,356            616,481
         Loss on marketable securities                                            17,229
         (Increase) decrease in:
              Accounts receivable and unbilled               (559,249)          (678,403)
              receivables
              Prepaid assets, other receivables, and         (144,530)           (24,213)
              other assets
              Costs and estimated earnings in excess of
              billings                                       (190,058)
         Increase (decrease) in:
              Bank overdraft                                  131,382
              Accounts payable and accrued liabilities       (143,656)            54,792
              Unearned revenue                                125,477             52,009
              Deferred income taxes                            86,600            514,700
              Billings in excess of costs and earnings       (270,700)            41,661
    Total adjustments                                         367,622            594,256
    Net cash provided by operating activities               1,843,968          1,401,500

Investing activities
    Issuance of notes receivable                             (168,852)
    Acquisition of property and equipment                    (177,995)          (131,303)
    Software development                                   (1,648,350)        (1,198,079)
    Proceeds on sale of marketable securities                                      6,640
    Purchase of marketable securities                                             (3,540)
    Increase in cash surrender value of life insurance        (48,881)           (12,102)
    Net cash (used) by investing activities                (2,044,078)        (1,338,384)

Financing activities
    Payment on notes payable, long-term debt and
        capital leases                                       (150,437)           (87,083)
    Net proceeds from issuance of preferred stock             856,689
    Net (payments on) proceeds from line of credit            (19,747)             6,937
    Dividends paid                                            (72,469)        ___________
    Net cash provided (used) by financing activities          614,036            (80,146)

Net increase (decrease) in cash                               413,926            (17,030)

Cash at October 1                                              77,487             94,517

Cash at September 30                                      $   491,413         $   77,487




The accompanying notes are an integral part of the financial statements.


Supplemental disclosures of cash flow information
    and noncash investing and financing activities
    Cash paid during the period for:
         Interest                                     $ 63,998  $ 48,987
         Taxes                                        $668,084         0


In April of 1996 the stockholders of Network Information Services, Inc.
 and Network Investment Group, Inc. exchanged all of their common shares of stock for controlling interest in Network Systems International, Inc. (formerly Aqua Australis, Inc.)

During fiscal year 1996, the Company acquired computer equipment totaling $232,540 under capital leases.








































The accompanying notes are an integral part of the financial statements.


Network Systems International, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

Year ended September 30, 1997

                       Common Stock       Preferred Stock
                   ___________________   __________________
                                                                              Retained
                                                                              Earnings
                                $0.001             $0.001     Capital in    (Accumulated
                   Number of     Par     # of      Par         Excess of         )
                    Shares      Value    Shares    Value       Par Value     (Deficit)        Total

Balance October
1, 1996            5,806,176   $ 5,806         0   $     0    $2,137,335    $ (822,270)    $1,320,871

Dividends

Issuance of
preferred stock.
 net of offering
expenses
 of $128,011                               9,847   $    10       856,679                      856,689

Dividends on
preferred stock                                                                (72,469)       (72,469)

Net income for
the year
 ended September
30, 1997           _________   _______   _______   _______    __________     1,476,346      1,476,346

Balance September
30, 1997           5,806,176   $ 5,806     9,847   $    10    $2,994,014    $  581,607     $3,581,437












































The accompanying notes are an integral part of the consolidated financial statements.

                  Network Systems International, Inc.
                           and Subsidiaries
              Notes to Consolidated Financial Statements
     For the Years Ended September 30, 1997 and September 30, 1996

1. Background Information

Network Systems International, Inc. (the "Company"), formerly Aqua Australis, Inc., was incorporated on September 21, 1988 in the State of Nevada. This corporation was considered a development stage company whose principal business activity was to seek potential business ventures and assets which would warrant involvement or purchase by the Company.

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

On July 16, 1997, the Company entered into a six-month agreement with a director of the Company to promote its stock. In exchange for the promoters efforts the Company agreed to issue common stock for services rendered if the common stock achieved certain minimum bid price levels. At September 30, 1997, the promoter earned 25,000 shares valued at $60,000 under the terms of this agreement. Additionally, subsequent to year end the promoter earned an additional 20,000 shares.

In November of 1996, the Company set aside 500,000 shares of its unissued common stock to be awarded to key employees of the Company at a later date.

2. Summaries of Significant Accounting Policies

Basis of Preparation:
The financial statements consolidate the accounts of Network Systems International, Inc. and its wholly owned subsidiaries Network
Information Services, Inc. and Network Investment Group, Inc.

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

    Building                                                 39
    Leasehold improvements                                 7-39
    Furniture and fixtures                                    7
    Office equipment                                        5-7
    Computer equipment                                      5-7
    Computer software                                       3-5
    Computer software equipment under capital lease         3-5

Software Development Cost:
The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Capitalization of computer software development costs begins upon the establishment of technical feasibility for the product. Costs incurred subsequent to the product release are charged to operations. Capitalized software development costs amounted to $1,648,350 and $1,198,092 for the years ended September 30, 1997 and 1996, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product, or (b) the straight-line method over the remaining estimated economic life of the product. The Companies have estimated that the useful economic life of its products is two years. Amortization expense of capitalized software cost amounts to $1,152,337 and $550,282 for the years ended September 30, 1997 and 1996, respectively, and is included in cost of sales.

Software development costs at September 30, 1997 consist of the following:

    Software Development Costs              $ 2,700,821
    Less Accumulated Amortization            (1,109,028)
                                            $ 1,591,793

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

In October, 1997, the American Institute of Certified Public Accountants issued Statement of Position Number 97-2 "Software Revenue Recognition". This statement provides recognition and measurement guidance in accounting for revenue from selling, leasing or licensing of software and is effective for transactions entered into in fiscal years beginning after December 15, 1997. In the opinion of management, the adoption of this new statement will not have a material effect on the Company's financial statements.

Advertising Costs:
Advertising costs, except for costs associated with direct response advertising, are charged to operations when incurred. The costs of direct response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense amounted to $89,306 and $65,693 for the years ended September 30, 1997 and 1996, respectively. Advertising costs of $25,673 were capitalized during the year ended September 30, 1997. No amounts were capitalized during the year ended September 30, 1996.

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

Earnings Per Share:
Primary earnings per common share amounts are computed based on the weighted average number of shares outstanding, 5,806,176 for the year ended September 30, 1997. Fully diluted earnings per share amounts are based on an increased number of shares that would be outstanding assuming conversion of the preferred stock as of the date of its issuance. Net income has been adjusted for the dividends on the preferred stock of $72,469 during the year ended September 30, 1997. The number of shares used in the computation of fully diluted earnings per share was 6,134,471 for the year ended September 30, 1997.

In February 1997, the Financial Accounting Standards Board issued FASB # 128 "Earnings Per Share". This statement specifies the Computation, Presentation, and Disclosure requirements for earnings per share, and is effective for financial statements ending after December 15, 1997. The Company's current period primary and fully diluted earning per share would not be affected by the new statement.

Pro forma Presentation:
The consolidated financial statement of operations for the period ended September 30, 1996 includes a pro forma presentation, as specified by the Securities and Exchange Commission, for income taxes which would have been recorded had the operating subsidiary been a C corporation for the full year, based on the tax laws in effect during those periods.

Pro forma earnings per share have been calculated to include the adjustment for income taxes had the operating subsidiary been a C corporation for the full year ended September 30, 1996. Weighted average number of shares outstanding have been calculated to reflect the number of equivalent shares received by the acquiring company during the reverse acquisition.

3. Accounts Receivable, Related Parties.

Accounts Receivable from related parties at September 30, 1997, consist of amounts due from three (3) shareholders of the Company that bear interest at five percent, are due on demand, and collateralized by their common stock in the Company.

4. Uncompleted Contracts

Information with respect to uncompleted contracts at September 30, 1997 is summarized as follows:

   Earned contract revenue                          $ 658,070
   Less billings to date                              448,000
   Cost and estimated earnings in excess of
   billings on uncompleted contracts                $ 210,070

5. Property and Equipment

Property and equipment at September 30, 1997 consist of the
following:
    Land                                             $  150,000
    Building                                            300,000
    Leasehold improvements                              100,042
    Furniture and fixtures                              122,574
    Office equipment                                     95,593
    Computer equipment                                  343,903
    Computer software                                    56,952
    Computer equipment and software under capital       324,933
    lease
                                                      1,493,997
    Less Accumulated depreciation and amortization     (365,325)
    Accumulated amortization on computer equipment
    and software under capital lease                   (132,797)
                                                     $  995,875

6. Notes Payable

Notes payable at September 30, 1997 consist of the following:


   Mortgage note payable:
       interest at prime plus 0.25%; monthly
       principal payments of $2,612 plus interest;
       balloon payment due March 10, 2000;
       collateralized by building; personally             389,028
       guaranteed by certain stockholders
                                                          389,028
   Less amounts currently due                              31,000
                                                       $  358,028

The Company has available a $300,000 bank line of credit to provide additional short-term working capital. This line of credit is at prime plus .5% and is collateralized by accounts receivable, equipment and a $200,000 life insurance policy. Additionally, the line is personally guaranteed by certain stockholders. At September 30, 1997, there was no amounts outstanding on this line of credit.

The following is a schedule by year of the principal payments required on these notes payable and long-term debts:

       Period Ending September 30
       1998                                        $   31,344
       1999                                            31,344
       2000                                        $  326,340

7. Obligations Under Capital Leases

The Company has capitalized rental obligations under three leases of software and equipment. The obligations, which mature in 2001 and 2002, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under the capital leases are:

   Period Ending September 30
   1998                                          $  90,432
   1999                                             90,432
   2000                                             59,995
   2001                                             21,900
   Total minimum lease payments                    262,759
   Less amount representing interest                28,255
   Present value of net minimum lease payments     234,504
   Less current portion                             75,000
                                                 $ 159,504

8. Retirement Benefit Plan

Effective January 1, 1993, the Company established a retirement plan which allows participants to make contributions by salary reduction under Section 401(k) of the Internal Revenue Code. The Company made matching contributions to the plan totaling $9,656 for the year ended September 30, 1997. No contributions were made to the plan for the year ended September 30, 1996.

9. Income Taxes

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

Net income from operations before income taxes totaled $2,171,046 and $1,321,944 for the years ended September 30, 1997 and 1996, respectively. The provision for income taxes for the years ended
September 30, 1997 and 1996 consist of the following components:

                                         1997           1996
   Current tax expense               $  792,200             0
   Deferred tax expense                  53,300    $  548,000
   Research and development credit     (150,800)      (33,300)
                                     $  694,700    $  514,700

The significant temporary differences which gave rise to deferred tax assets and liabilities as of September 30, 1997 are as follows:

      Deferred tax asset
            Bad debt revenue                       $  452,000

      Deferred tax liabilities
            Software development cost               1,591,800
            Book basis of property & equipment
             in excess of tax basis                   105,900
            Change in tax status                      363,800
                                                   $2,061,500

As of September 30, 1997, the Company has federal loss carryforwards totaling $77,700 that may be offset against future federal taxable income. If not used, the carryforward will expire as follows:

                         Operating
                         losses

        2003             $   20,600
        2009                 49,300
        2010                  7,800
        2011                      -
        2012                      -
                         $   77,700

No valuation allowance has been recorded against the deferred tax assets or operating loss carryforwards because recognition of the cumulative deferred income arising from deferred software development costs should be sufficient to offset the remaining tax assets.

The difference between the provision for income taxes and the amounts obtained by applying the statutory U.S. federal income tax rate to income before taxes for the years ended September 30, 1997 and 1996 are as follows:

                               1997                   1996
   Tax expense at U.S.   $733,300   34.0%       $449,500   34.0%
   statutory rates
   State and local         55,000    2.6%         66,600    5.0%
   income tax
   Non-deductible           6,600    0.3%         19,100    1.5%
   expense and other
   Research &            (100,200)  (4.7%)       (20,500)  (1.6%)
   development credit
                         $694,700   32.2%       $514,700   38.9%

10.   Major Customer

For the years ended September 30, 1997 and 1996, sales to three and two customers in the software segment amounted to approximately $3,525,600 and $3,346,600, respectively. The September 30, 1997 accounts receivable balances included $363,725 due from those customers.

11.   Lease Commitments

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of September 30, 1997:

         1998                                   $59,634
         1999                                   $43,077
         2000                                   $11,376

Rent expense amounted to $53,550 and $178,347 for the periods ended September 30, 1997 and 1996, respectively.

12.   Commitments

The Company entered into 20 year employment agreements with five of its officers calling for annual salaries totaling no less than $195,000.

13.   Segment Information

In June 1997, the Financial Accounting Standards Board issued FASB #131 "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public companies report information about operating segments in annual financial statements and is required for periods beginning after December 15, 1997; however earlier application is encouraged.

The Company has elected to adopt this statement for the year ended September 30, 1997.

The Company's operations are classified into two principal industry segments: Hardware sales and sales of Software Licenses and related service fees.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that general and administrative expenses are recognized and measured on the ratio of salaries of the segment to total salaries.

All intercompany transactions are eliminated for financial reporting purposes.

The Company's reportable segments are strategic business units that offer different product of services. They are managed separately because each business requires different technology and marketing strategies.

The following is a summary of segment information for the years ended September 30:

                                            1997                                                  1996

                           Software                                             Software
                             and                                                  and
                           Service      Hardware    Corporate     Total         Service      Hardware    Corporate     Total
                             Fees                                                 Fees

Revenues from external
  customers              $5,108,192    $2,755,652        -     $7,830,844      $3,517,670   $2,165,996       -      $5,682,666

Interest revenue              1,579         -         12,281       13,860           8,192          584                   8,776

Interest expense             63,998         -           -          63,998          46,949         -          -          46,949

Depreciation and
  amortization            1,330,402         1,954       -       1,332,356         614,714        1,767       -         616,481

Segment profit            2,231,918       339,917   (352,131)   2,219,704       1,279,940      261,065   (142,109)   1,398,896

Segment assets            4,670,337       136,704    572,616    5,379,657       3,246,538       69,910     43,724    3,360,172

Expenditures for
  segment assets          1,826,345            -           -    1,826,345       1,329,382                            1,329,382



                               PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The directors, executive officers and significant employees of the Company are:

Name                         Age                      Position                       Director
                                                                                       Since





Robbie M. Efird (1)(2)(3)     34   Chairman of the Board, Chief Executive              1996
                                   Officer
E. W. "Sonny" Miller, Jr.     55   Senior Vice President - Marketing/Sales,            1996
   (1)(2)                          Director
David F. Christian (1)(2)     43   Director Business Systems, Director                 1996
James W. Moseley (1)(2)       52   Director Customer Relations, Director               1996
David P. Reynolds(1)(2)(3)    49   Director                                            1996
Rick Tuberosa(1)(3)           34   Director                                            1996
William C. Ray (2)(3)         51   Vice President Administration, General
                                   Counsel, Secretary
Richard R. King               36   Director Manufacturing Execution Systems;
                                    Director Nominee
Tony A. Lee                   35   Manager Business Systems

(1) Currently serves as a member of the Board of Directors and is a director nominee at the Company's Annual Meeting scheduled for February 20, 1998.
(2)  Currently serves on the Company's Executive Committee
(3)  Currently serves on the Company's Audit Committee

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

E. W. "Sonny" Miller, Jr.: From 1961 to 1966 Mr. Miller was employed as the Director of Information Systems for the National Bank of Fort Benning, Fort Benning, Georgia. In 1964, Mr. Miller took a position with Fieldcrest Mills, Inc. as its Corporate Systems Coordinator where he served until 1968. Thereafter, Mr. Miller was employed as Corporate Manager of In Plant Systems for Burlington Industries, Inc. from 1968 until 1971. From 1971 until 1980 Mr. Miller served as Corporate Systems Manager for Texfi Industries in Greensboro, North Carolina. In mid 1980 Mr. Miller was appointed Director of Management Information Services for Flynt Fabrics, Inc. and thereafter, in 1982, Mr. Miller held the same position with TiCaro, Inc. until 1985. In early 1985 Mr. Miller established Sonny Miller and Associates as a free lance contract programmer for the manufacturing industry. Later in the year, Mr. Miller incorporated his business which has since operated under the name of Network Information Services, Inc. Mr. Miller currently serves as Director and Senior Vice President of Sales and Marketing for the Company. Mr. Miller is a graduate of the University of Georgia in Columbia, Georgia and oversees the Company's sales and marketing efforts.

David F. Christian: From 1972 until 1975, Mr. Christian was employed by Spencer's, a children's clothing manufacturer located in Mount Airy, North Carolina. Thereafter, from 1975 until 1979, Mr. Christian served in various management positions for a local restaurant chain in Greensboro, North Carolina and subsequently held a management position with Davidson's, a multi-state wholesale distributor of sporting goods until 1989. From 1989 until 1990 Mr. Christian served as manager of CEW Imports, located in Winston Salem, North Carolina. In 1990, Mr. Christian joined the Company and serves as Director of Business Systems. Mr. Christian is a graduate of the Electronic Computer Programming Institute in Greensboro, North Carolina.

James W. Moseley: From 1969 until 1987 Mr. Moseley was employed by Burlington Industries, Inc. as a programmer/analyst through Manager of Systems and Programming. Mr. Moseley's primary focus at Burlington was on development and implementation of state of the art manufacturing systems in its weaving and finishing plants. Working as a member of Burlington's corporate systems staff, Mr. Moseley served as a project leader for the development of a new and then revolutionary tracking system for the company's transportation division. Mr. Moseley also served the company as a consultant to various divisions on the development and implementation of MRP11 software packages. From 1987 until 1989 Mr. Moseley represented the Sara Lee Corporation as their manufacturing systems manager responsible for the implementation of MRP11 software packages in their Fuller Brush subsidiary and implementing manufacturing systems for their Coach Leatherware subsidiary. From 1989 until 1992, Mr. Moseley was employed by Guilford Mills, Inc. as Automotive Business Unit MIS Manager responsible for implementing MRP11 software. Mr. Moseley joined the Company in 1992 and has been responsible for Network's Client Services Group and assisting in educational development programs at Network's Process Learning Center. Mr. Moseley currently serves as Director of Customer Relations. Mr. Moseley holds a BA degree in Mathematics from the University of North Carolina at Chapel Hill, North Carolina. Mr. Moseley served as an officer in the United States Navy as a Damage Control Officer and Programmer/Analyst at the Navy's Commander-in-Chief, Atlantic Fleet Headquarters.

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

Richard R. King: Mr. King joined the Company in 1990 and currently serves as its Director of Manufacturing Execution Systems and is responsible for research and development of new technologies in both software and hardware areas.

Tony A. Lee: Mr. Lee joined the Company in 1989 and currently serves as a manager of business systems. Mr. Lee is a graduate of Campbell University with a degree in Computer Information Services.

David P. Reynolds: Mr. Reynolds served as President of the automotive group with Collins & Aikman from 1973 until 1991 and thereafter as President of worldwide automotive operations and Senior Vice President of corporate affairs for Guilford Mills, Inc. from 1991 through 1993. Since that time, Mr. Reynolds has owned and operated an independent consulting service providing management and manufacturing advisory reports to Boards of Directors of major manufacturing entities and to IBM's customer focus groups.

Rick Tuberosa: From 1989 to present, Mr. Tuberosa has been employed by Palm State Equities, Inc. He currently serves as President, CEO and Chairman of the Board. Prior to 1989, Mr. Tuberosa represented E.F.Hutton, Shearson Lehman Hutton, Raymond James Financial and First Investors Corporation. Mr. Tuberosa has extensive knowledge of the financial markets. In 1996 Mr. Tuberosa was selected as an Honored Member of the Cambridge Who's Who Registry of Business Leaders.


Item 10.  Executive Compensation

(a)                                              (b)           (c)          (d)           (e)
                                                                                      Other Annual
Name and Principal Position                      Year      Salary ($)      Bonus      Compensation
                                                                            ($)           ($)
Robbie M. Efird(1) (2)
Chairman of the Board, Chief Executive           1997     $152,500         None     $2,493.34(3)
Officer
Acting CFO
                                                 1996       63,541(4)      None      1,038(3)

                                                 1995       N/A(5)          N/A        N/A


E.W. "Sonny" Miller, Jr.(1) (2)                  1997      100,000         None      4,418.76(3)
   Director, Vice President Marketing
                                                 1996       58,500         None     $2,125(3)

                                                 1995       N/A(5)          N/A        N/A

(1) The salary figures presented represent the salary compensation of the named executives for the period
       October 1, 1996 through September 30, 1997 since the Company changed its fiscal year end. No other executive officers would meet the reporting requirements.

(2) The named executive officers have entered into long term employment contracts with the Company for a period of five years with three, five-year renewable options. The contracts provide that if the named executive is wrongfully terminated, then, and in that event, the Company would provide salary continuation to the named executive through the term of the contract.

(3) Represents the value of estimated personal use of Company owned vehicles and the value of disability premiums paid by the Company under a salary continuation program.

(4) The salary figures presented represent the salary compensation of the named executives for the period
       May, 1996 through September 30, 1996 since the Company operated as a private company reporting as a SubChapter S corporation prior to that time. No other executive officers would meet the reporting requirements.

(5) No information provided since the Company was a SubChapter S corporation at the time.

Item 11.       Security Ownership of Certain Beneficial Owners and Management.

    (1)                         (2)                           (3)              (4)
                                                       Amount and Nature     Percent
  Title of      Name and Address of Beneficial Owner     of Beneficial         of
   Class                                                     Owner            Class

Common         Robbie M. Efird                         2,179,293(1)         37.24%
               200 N. Elm Street
               Greensboro, N.C.  27401

Common         E.W. "Sonny" Miller, Jr.                1,237,097            21.14%
               200 N. Elm Street
               Greensboro, N.C.  27401

Common         David F. Christian                        715,698            12.23%
               200 N. Elm Street
               Greensboro, N.C.  27401

Common         James W. Moseley                          475,698             8.13%
               200 N. Elm Street
               Greensboro, N.C.  27401

Common         William C. Ray                            332,385             5.68%
               200 N. Elm Street
               Greensboro, N.C.  27401

Common         Richard R. King                           111,483             1.90%

Common         Tony A. Lee                                79,311             1.36%

Common         Rick Tuberosa                              45,000(2)          0.77%

Common         David P. Reynolds                           5,000             0.09%

               All Executive Officers and Directors
               as a group (9 persons)                  5,180,965            88.54%

(1) Mr. Efird beneficially holds 10,100 shares of common stock of the Company on behalf of his minor son.

(2) Mr. Tuberosa is the owner-operator and majority shareholder of Palm State Equities, Inc. and holds the stock as beneficial owner of such shares.

Item 12.  Certain Relationships and Related Transactions

On December 16, 1997 a Form S-8 was filed with the Securities and Exchange Commission. The Form S-8 references a contract between Registrant and a promoter for the issuance of 45,000 shares of Registrant's common stock, par value $.001 in exchange for certain services.


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

    10           "P"   Employment contracts of officers incorporated by reference on
                       Form 10-QSB filed May 20, 1996.

    11                 Statement Re: Computation of per share earnings                       34

    13                 The Registrant's Annual Report on Form 10-KSB for the fiscal year
                       ended September 30, 1996, filed January 28, 1997 and
                       incorporated by
                       reference

    13                 The Registrant's Annual Report on Form 10-KSB/A for the fiscal year ended September 30, 1996, filed May 21, 1997 and
                       incorporated
                       by reference

    13                 Form 10-QSB for the quarter ended December 31, 1996 filed
                       February 14, 1997 and incorporated by reference

    13                 Form 10-QSB for the period ended March 31, 1997 filed May 15,
                       1997 and incorporated by reference

    13                 Form 10-QSB for the period ended June 30, 1997 filed August 8,
                       1997 and incorporated by reference

    16           "P"   Letter on change in certifying accountants filed June 10, 1996 on Form 8-K/A1 and incorporated by reference

    22 Proxy statement filed January 28, 1997 and incorporated by reference

    27                 Financial Data Schedule                                               35


                              SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



              NETWORK SYSTEMS INTERNATIONAL, INC.



              By: /s/ Robbie M. Efird
              Robbie M. Efird, President, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                 Date

/s/ Robbie M. Efird                        December 30, 1997
Robbie M. Efird
Chairman of the Board, President,
 Chief Executive Officer,
 Acting Financial Officer and
 Director (principal executive
 and financial officer)



/s/ E. W. Miller, Jr.                      December 30, 1997
E. W. Miller, Jr.
Senior Vice President and Director
(executive officer)


/s/ William C. Ray                         December 30, 1997
William C. Ray
Vice President, Secretary
(executive officer)


/s/ James W. Moseley                       December 30, 1997
James W. Moseley
Director


/s/ David F. Christian                     December 30, 1997
David F. Christian
Director

/s/ David P. Reynolds                      December 30, 1997
David P. Reynolds
Director

/s/ Rick Tuberosa                          December 30, 1997
Rick Tuberosa
Director