Form 10QSB
period 1997-12-31
NETWORK SYSTEMS INTERNATIONAL INC
filed 1998-02-06
CIK 842722

d:\sec\10q1q98.doc

           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT of 1934.
               For the quarterly period ended December 31, 1997

                                  OR

__            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the transition period from ______, 19__, to _____, 19__.

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

                         (336) 271-8400
          (Registrant's Telephone Number, Including Area Code)

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

              X    YES                     ___   NO

There were 7,313,804 shares of the Registrant's .001 par value common stock and 12,309 shares of Registrant $.001 par value preferred stock outstanding as of February 4, 1998.

Transitional Small Business Format (check one)  Yes __     No X


                  NETWORK SYSTEMS INTERNATIONAL, INC.






                               Contents










Part I - Financial Information
    Item 1.   Financial Statements
         Consolidated Balance Sheet                             3
         Consolidated Statements of Operations
              Three months ended December 31, 1997              4
              and 1996
         Consolidated Statements of Cash Flow
              Three months ended December 31, 1997              5
              and 1996
         Consolidated Statement of Changes in                   6
         Stockholders' Equity
         Notes to Consolidated Financial                        7
         Statements
    Item 2.   Management's Discussion and Analysis
              of
              Financial Condition and Results of               15
              Operations
Part II
    Item 2.   Changes in Securities                            17
    Item 4.   Submission of Matters to Vote of                 17
              Security Holders
    Item 6    Exhibits and Reports on Form 8-K                 17
    Signatures                                                 18


PART I.       FINANCIAL STATEMENTS

         Network Systems International, Inc. and Subsidiaries
                      Consolidated Balance Sheet
                           December 31, 1997
                              (Unaudited)
Assets
Current Assets
       Cash                                                              $1,459,550
       Accounts receivable, trade, net of allowance of $578,630           2,171,046
       Unbilled accounts receivable                                          45,000
       Notes receivable, current portion                                    172,500
       Costs and estimated earnings in excess of billings                   210,070
       Accounts receivable, related parties                                 108,040
       Other current assets                                                   9,640
       Total Current Assets                                               4,175,846

Property and equipment, net of accumulated depreciation                     966,270

Other Assets
        Notes receivable, net of current portion                            137,453
        Software development costs, net of accumulated amortization       1,568,738
        Other                                                                73,076
                                                                          1,779,267
                                                                         $6,921,383

Liabilities and Stockholders' Equity
Current Liabilities:
       Notes payable, current portion                                        31,000
       Capital lease obligation, current portion                             83,000
       Accounts payable, trade                                              588,872
       Other accrued liabilities                                             30,271
       Income taxes payable                                                 470,470
       Deferred revenue                                                     220,022
Total current liabilities                                                 1,423,565

Long Term Liabilities:
       Deferred income taxes                                                538,200
       Notes payable, net of current maturities                             347,580
       Capital lease obligation, net of current maturities                  139,340
Total long term liabilities                                               1,025,120

Stockholders' Equity
       Preferred Stock; $.001 par value; authorized 12,500 shares;
         issued and outstanding 12,309 shares                                    12
       Common Stock; $.001 par value; authorized 100,000,000
         shares; issued and outstanding 7,313,804 shares                      7,314
       Capital in excess of par value                                     3,124,504
       Retained Earnings                                                  1,340,868
Total stockholders' equity                                                4,472,698
                                                                         $6,921,383


The accompanying notes are an integral part of the consolidated financial statements.

         Network Systems International, Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)

                                     Three Months Ended December 31
                                         1997              1996
Revenue:
   Licensing and servicing revenue  $ 2,359,202        $ 1,029,637
   Equipment revenue                    869,594            403,226
Total revenue                       $ 3,228,796          1,432,863

Operating expenses
   Cost of sales and services         1,214,047            647,215
   Research and development              72,745             89,749
   General and administrative           687,095            234,416
                                      1,973,887            971,380

Operating income                      1,254,909            461,483

Other income (expenses)
   Interest, Net                           (211)           (16,838)
   Other income (expense)           ____________               174
                                           (211)           (16,664)

Income before income
   tax provision                      1,254,698            444,819

Income tax provision                    465,900            144,000


Net income                              788,798        $   300,819

Earnings per common share           $       .10        $       .04

Earnings per common share -
  assuming dilution                 $       .10        $       .04




The accompanying notes are an integral part of the consolidated financial statements.


                  NETWORK SYSTEMS INTERNATIONAL, INC.
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Unaudited)
                                                            Three Months Ended December 31
                                                                1997               1996
Operating activities
    Net income                                             $  788,798         $  300,819
    Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                        400,198            286,927
         Promotional fees paid with stock                      72,000
         (Increase) in:
              Accounts receivable and unbilled               (549,955)          (650,864)
              receivables
              Prepaid assets, other receivables, and           67,333             (1,104)
              other assets
         Increase (decrease) in:
              Bank overdraft                                 (131,382)
              Accounts payable and accrued liabilities        366,122            381,615
              Income tax payable                              470,400             53,577
              Unearned revenue                                (40,963)            41,875
              Deferred income taxes                           (63,100)            90,338
              Billings in excess of costs and earnings
              on                                           __________           (252,460)
                    uncompleted contracts
    Total adjustments                                         722,653            (50,096)
    Net cash provided by operating activities               1,511,451            250,723

Investing activities
    Deposit on equipment                                                         (30,000)
    Acquisition of property and equipment                     (12,020)           (40,150)
    Software development                                     (335,518)          (390,488)
    Issuance of Note Receivable                              (200,000)
    Payment received on Note Receivable                        58,899
    Increase in cash surrender value of life insurance         (2,526)            (3,522)
    Net cash (used) by investing activities                  (491,165)          (464,160)

Financing activities
    Payment on notes payable, long-term debt and
        capital leases                                        (22,612)           (35,873)
    Dividends paid                                            (29,537)
    Net proceeds on line of credit                         ___________           175,387
    Net cash (used) provided by financing activities          (52,149)           139,514

Net increase (decrease) in cash                               968,137            (73,923)

Cash at October 1                                             491,413             77,487

Cash at December 31                                        $1,459,550         $    3,564

Supplemental disclosures of cash flow information
    and noncash investing and financing activities
    Cash paid during the period for:
         Interest                                          $   14,400         $   17,567

During the quarter ended December 31, 1997, the Company issued 56,250 shares of its common stock recorded at $132,000 as payment for promotional expenditures of which $72,000 was recorded during the current quarter and $60,000 during the prior year.

The accompanying notes are an integral part of the financial statements.


Network Systems International, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

Three months ended December 31, 1997
                       Common Stock       Preferred Stock
                   ___________________   __________________
                          ______               _____

                                $0.001                        Capital in
                   Number of     Par               $0.001     Excess of      Retained
                    Shares      Value    # of      Par        Par Value      Earnings        Total
                                         Shares    Value

Balance September  7,257,554   $ 7,258    12,309   $    12    $2,992,560   $ 581,607      $3,581,437
30, 1997

Issuance of           56,250        56                           131,944                     132,000
common stock

Net income for
the three
  month period                                                               788,798         788,798
ended December
31, 1997

Dividends on       _________   _______   _______   _______    __________     (29,537)        (29,537)
preferred stock

Balance December   7,313,804   $ 7,314    12,309   $    12    $3,124,504   $1,340,868     $4,472,698
31, 1997




The accompanying notes are an integral part of the consolidated financial statements.

                  Network Systems International, Inc.
                           and Subsidiaries
              Notes to Consolidated Financial Statements
  For the Three Months Ended December 31, 1997 and December 31, 1996
                              (Unaudited)

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

As a result of the merger, accounted for as a reverse acquisition which is similar to the purchase method of accounting, shareholders of NIS and NIG caused the transfer of all of their shares of common stock in the companies, which had a total assets value of approximately $3,800,000, to the Company in exchange for 6,562,720 shares of common stock of the Company.

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

In November of 1996, the Company set aside 625,000 shares of its unissued common stock to be awarded to key employees of the Company at a later date.

In December 1996 the Company entered into an agreement with an underwriter to promote the sale of 15,625 shares of preferred stock in a private placement stock offering. The Company sold 12,309 shares of Series A preferred stock at a purchase price of $100 per share. Each share of preferred stock receives an annual cumulative dividend of $12, payable monthly, and is convertible into 50 shares of common stock at the holders discretion. Upon liquidation of the Company, the holders of this preferred stock are entitled to receive $100 per share, plus an amount equal to all dividends accrued and unpaid to the date of final distribution. The preferred stock is redeemable for cash at the option of the company at any time after January 12, 1998 based on a sliding payment scale over time. Holders of the preferred stock have no voting privileges.

The Company raised $856,689 in connection with this private placement offering which is net of offering expenses of $128,011.

On July 16, 1997, the Company entered into a six-month agreement with a director of the Company to promote its stock. In exchange for the promoters efforts the Company agreed to issue common stock for services rendered if the common stock achieved certain minimum bid price levels. Through December 31, 1997, the promoter earned 56,250 shares valued at $132,000 under the terms of this agreement.

On January 12, 1998 the Board of Directors authorized a five for four split on the outstanding common and preferred stock of the Company for stockholders of record as of January 16, 1998. All references in the accompanying financial statements to the number of shares have been restated to reflect this transaction.

2. Summaries of Significant Accounting Policies

Basis of Preparation:
The financial statements Consolidate the Accounts of Network Systems International, Inc. and its wholly owned subsidiaries Network
Information Services, Inc. and Network Investment Group, Inc.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three-month periods ended December 31, 1997 and 1996, (b) the financial position at December 31, 1997, and
(c) cash flows for the three-month periods ended December 31, 1997 and 1996, have been made.

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

Cash deposits with one institution are in excess of The Federal
Deposit Insurance Corporations average limit of $100,000.

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

     Building                                   39
     Leasehold improvements                   7-39
     Furniture and fixtures                      7
     Office equipment                          5-7
     Computer equipment                        5-7
     Computer software                         3-5
     Computer software equipment under         3-5
     capital lease

Software Development Cost:
The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Capitalization of computer software development costs begins upon the establishment of technical feasibility for the product. Costs incurred subsequent to the product release are charged to operations. Capitalized software development costs amounted to $335,518 and $390,488 for the three month period ended December 31, 1997 and 1996, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product or b) the straight-line method over the remaining estimated economic life of the product. The Companies have estimated that the useful economic life of its products is two years. Amortization expense of capitalized software cost amounted to $358,573 and $240,494 for the three month period ended December 31, 1997 and 1996, respectively, and is included in cost of sales.

Software development costs at December 31, 1997 consist of the following:

      Software Development Costs          3,036,339
      Less Accumulated Amortization      (1,467,601)
                                          1,568,738

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

Advertising Costs:
Advertising costs, except for costs associated with direct response advertising, are charged to operations when incurred. The costs of direct response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense amounted to $13,922 and $30,489 for the periods ended December 31, 1997 and December 31, 1996, respectively. No material amounts were capitalized during the three month period ended December 31, 1997 and 1996, respectively.

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

Earnings Per Share:
During the period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 28), "Earnings Per Share". This statement requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. The December 31, 1996 earnings per share is restated to give effect to the application of SFAS 128 and does not differ from EPS as previously reported under APB Opinion No. 15 "Earnings Per Share".

3.  Accounts Receivable, Related Parties.

Accounts Receivable from related parties at December 31, 1997, consist of amount due from three (3) shareholders of the Company that bear interest at five percent, are due on demand, and collateralized by their common stock in the Company.

4. Notes Receivable

Notes Receivable at December 31, 1997 consists of the following:

    Notes receivable, 60 monthly principle and interest
    payments of $3,563 until September 1, 2002,              $  159,953
    remaining balance due at that time, secured by work in progress, inventory, accounts receivable and personal property

    Notes receivable, four monthly principle and             $  150,000
    interest payments of $51,600 until March 1, 1998,
    unsecured.
                                                             $  309,953

    Less amounts shown as current                            $  172,500
                                                             $  137,453

5. Uncompleted Contracts

Information with respect to uncompleted contracts at December 31, 1997 is summarized as follows:

       Earned contract revenue                                658,700
       Less billings to date                                  448,000
       Costs and estimated earnings in excess of billings     210,070


6. Property and Equipment

Property and equipment at December 31, 1997 consist of the following:
       Land                                                      150,000
       Building                                                  300,000
       Leasehold improvements                                    100,043
       Furniture and fixtures                                    122,728
       Office equipment                                           99,258
       Computer equipment                                        346,606
       Computer software                                          62,452
       Computer equipment and software under capital lease       324,931
                                                               1,506,018

       Less accumulated depreciation and amortization           (389,259)
       Accumulated amortization on computer equipment and
       software                                                 (150,489)
          under capital lease
                                                              $  966,270

7. Notes Payable

Notes payable at December 31, 1997 consist of the following:

Mortgage note payable:
       interest at prime plus 0.25%; monthly principal
       payments of $2,612 plus interest; balloon payment
       due March 10, 2000; collateralized by building;
       personally guaranteed by certain stockholders        $  378,580

Less amounts currently due                                      31,000
                                                            $  347,580


The following is a schedule by year of the principal payments required on this note payable as of December 31, 1997:
       1998                                                 $   31,000
       1999                                                 $   31,000
       2000                                                 $  316,580

The Company has available a $300,000 bank line of credit to provide additional short-term working capital. This line of credit is at prime plus .5% and is collateralized by accounts receivable, equipment, and a $200,000 life insurance policy on certain officers. Additionally, the line is personally guaranteed by certain stockholders. At December 31, 1997, there were no amounts outstanding on this line of credit.

8. Obligations Under Capital Leases

The Company has capitalized rental obligations under three leases of software and equipment. The obligations, which mature in 2000 and 2001, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under the capital leases are:

       Period Ending December 31
       1998                                              97,968
       1999                                              90,432
       2000                                              42,871
       2001                                              16,425
       Total minimum lease payments                     247,696
       Less amount representing interest                 25,356
       Present value of net minimum lease payments      222,340
       Less current portion                              83,000
                                                       $139,340

9. Retirement Benefit Plan

Effective January 1, 1993, the Company established a retirement plan which allows participants to make contributions by salary reduction under Section 401(k) of the Internal Revenue Code. The Company did not make matching contributions to the plan during 1997 or 1996.

10.   Income Taxes

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

Net income from operations before income taxes totaled $1,254,698 and $444,819 for the quarters ended December 31, 1997 and 1996, respectively. The provision for income taxes for the quarter ended December 31, 1997 and 1996 consists of the following components:

                                               1997       1996
   Current tax expense                      $560,700    $107,400
   Deferred tax expense                      (63,100)     65,800
   Credit for  research and development      (31,700)    (29,200)
   activities
                                            $465,900    $144,000

The significant temporary differences which gave rise to deferred tax assets and liabilities as of December 31, 1997 are as follows:

                                              1997             1996
   Deferred tax asset
       Bad debt revenue                   $  578,600      $  199,600

   Deferred tax liabilities
       Software development cost           1,568,700       1,245,800
       Book basis of property &
       equipment                             104,400          71,200
         in excess of tax basis
       Change in tax status                  318,300         553,900
                                          $1,991,400      $1,870,900

As of December 31, 1997, the Company has federal loss carryforwards totaling $77,700 that may be offset against future federal taxable income. If not used, the carryforward will expire as follows:

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

The difference between the provision for income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate to income before taxes for the quarter ended December 31, 1997 is as follows:

                                   1997                    1996
   Tax expense at U.S.      $426,600     34.0%   $ 151,200      34.0%
   statutory rates
   State and local income     50,500      4.0%       5,600       1.3%
   tax
   Non-deductible expense      9,700      0.8%           -         -
   and other
   Credit for increasing     (20,900)    (1.7%)    (12,800)     (2.9%)
   research activities
                            $465,900     37.1%   $ 144,000      32.4%

11.   Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                              1997            1996
Net income                                $  788,798       $  300,819
Less preferred stock dividends               (29,537)               0
Income available to common stockholders   $  759,261       $  300,819
used in basic EPS

Preferred stock dividends                     29,537                0
Income available to common stockholders
after assumed                             $  788,798       $  300,819
   conversion of dilutive securities

Weighted average number of common shares
used in basic EPS                          7,266,891        7,257,720

Effect of dilutive convertible preferred     615,438                0
stock
Weighted average number of common shares
and                                        7,882,329        7,257,720
  dilutive potential common stock used
in diluted EPS

12.   Major Customer

For the three month period ended December 31, 1997, sales to two customers amounted to approximately $2,124,000. For the three month period ended December 31, 1996, sales to four customers amounted to approximately $833,000. At December 31, 1997 and 1996 accounts receivable balance included $1,125,442 and $1,390,991 due from those customers, respectfully.

13.   Lease Commitments

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 1997:

         1998                                      61,502
         1999                                      39,727
         2000                                       8,952
         2001                                       3,667
         2002                                       1,222

Rent expense amounted to $15,681 and $9,658 for the three months ended December 31, 1997 and 1996, respectively.

14.   Commitments

The Company entered into 20 year employment agreements with five of its officers calling for annual salaries totaling no less than $195,000.

15.   Segment Information

In June 1997, the Financial Accounting Standards Board issued FASB #131 "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public companies report information about operating segments in annual financial statements and is required for periods beginning after December 15, 1997; however earlier application is encouraged. The Company has elected to adopt this statement.

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

The following is a summary of segment information for the quarter ended December 31:

                                    1997                                                   1996

                 Software                                             Software
                    and                                                 and
                  Service    Hardware    Corporate      Total         Service     Hardware   Corporate      Total
                   Fees                                                 Fees

Revenues from
external        $2,359,202   $869,594           -    $3,228,796     $1,029,637    $403,226         -     $1,432,863
  customers

Interest             3,502          -      10,687        14,189            429           -                      429
revenue

Interest            14,400          -           -        14,400         17,267           -         -         17,267
expense

Depreciation
and                399,742        456           -       400,198        286,438         489         -        286,927

amortization

Segment          1,333,681     (5,313)    (73,459)    1,254,909        485,067      58,951   (55,535)       461,483
profit

Segment          5,612,416    280,573   1,028,394     6,921,383      3,866,423     208,964    51,063      4,115,450
assets

Expenditures
for                 12,020          -           -        12,020         40,150           -         -         40,150
  segment
assets

______________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
_____________________________________________________________

This MD&A Contains Some Forward Looking Information. Except for historical data, the matters discussed in this form 10-QSB contains forward-looking statements that involve risk and uncertainties.

Network would caution readers that in addition to the important factors described elsewhere in the Form 10-QSB, the following important factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during 1998, and beyond, to differ materially from those expressed in any forward statements made by, or on behalf of, Network.

Results of Operations

Revenue. Total revenue for the period ended December 31, 1997 was $3,228,796 compared to $1,432,863 for the equivalent period in 1996. This represents a net increase in revenues of 125%. This increase is directly attributable to an increase in software licensing and services revenues as the manufacturing process industry readies itself for millennium issues relating to currently utilized software programs.

Software licensing and service revenues contributed 73 % of gross revenues of the Company and hardware sales 27 % for the quarter ended December 31, 1997.

The Company intends to continue to provide period upgrades to its software packages during the balance of the fiscal year. During the first quarter, 1998, the Company issued a major release to its software package to its customers who were eligible to receive the enhancement. This release incorporated major portions of the proposed third generation software package as previously reported. However, even with the releases provided, there can be no assurances that the Company will not experience difficulties that could delay or prevent the successful completion of the product, its introduction, marketing, enhancements or that the new version will adequately meet the needs of the marketplace or achieve market acceptance. Additionally, niche markets that the company traditionally serves could experience a significant economic downturn. In that event, the Company's revenues would be adversely affected.

Cost of Sales and Services. Cost of sales and services as a percentage of revenue decreased in the first quarter of fiscal 1998 to 38% from 45% in the first quarter of the prior fiscal year. This decrease is attributable to a shift of the Company's focus into software licensing and a resultant decrease in equipment sales as a percent of total sales. Since equipment revenues carry a higher percentage of costs as compared to software licensing fees, an anticipated decrease in cost of sales and services was achieved. Included in cost of sales and services is $358,573 of amortized software costs.

Software Development Costs. Software development costs, both capitalized and expensed as research and development, amounted to approximately $408,000 for the three months ended December 31, 1997, as compared to approximately $480,000 for the three months ended December 31, 1996; a 15% decrease. Of these amounts, approximately $336,000 and $390,000 were capitalized for the three months ended December 31, 1997 and 1996, respectively. Less software development costs were capitalized in 1997 versus 1996 since there was a completion of a major release which had been under development for some time. However, the Company would anticipate that research and development expenses will overall, increase in 1998 due to the Company's continuing efforts to improve its software package offerings. Additionally, the Company intends to continue recruiting and hiring experienced software developers and to consider the acquisition of complementary software technologies. However, there can be no assurances that the Company will achieve these goals.

General and Administrative. General and administrative expenses were approximately 21% of revenue in the first quarter of 1998 as compared to 16.4% in the same quarter of 1997. This increase in general and administrative expenses is principally due to the Company's intensified focus on stock promotion activities, increases in associate salaries and year end bonuses.

Quarterly Results.  Net income for the three month period ended
December 31, 1997 was $788,798 compared to $300,819 for the same quarter 1996, a 162% increase.

Net income before income taxes was $1,254,698 in the quarter ended December 31, 1997 compared to net income before income taxes of $444,819 for the comparable period ended December 31, 1996. This increase is primarily due to the addition of several new customers during the period.

During the period ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 28), "Earnings Per Share". This statement requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. The December 31, 1996 earnings per share is restated to give effect to the application of SFAS 128 and does not differ from EPS as previously reported under APB Opinion No. 15 "Earnings Per Share".

On a per share basis, earnings were $.10 for the three months ended December 31, 1997 as compared to $.04 for the comparable period of 1996. This per share data has been computed using the weighted average of the common stock outstanding for Network Systems International, Inc., the former development stage company, for all periods presented.

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

Liquidity and Capital Resources. Cash totaled $1,459,550 on December 31, 1997. Cash provided by operating activities amounted to approximately $1,511,500 for the three months ended December 31, 1997 compared to $250,700 in the comparable period of 1996. This increase in cash provided by operations is principally due to additional collections of accounts receivables and additional software licensing and servicing revenues over the prior period.

Long term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products; financing anticipated growth; adding additional personnel; and the possible acquisition of software products or technologies complimentary to the Company's business. The Company believes that its existing cash, cash equivalents, available lines of credit and anticipated cash generated from continuing operations will be sufficient to satisfy its currently anticipated cash requirements for the 1998 fiscal year. Additionally, the Company anticipates increasing its cash availability by way of a secondary offering of its stock by calendar year end. However, there are no assurances as to the timing or success of this anticipated offering.

Part II

Item 2. Changes in Securities

On January 12, 1998 the Board of Directors authorized a five for four split on the outstanding common and preferred stock of the Company for stockholders of record as of January 16, 1998.

On July 16, 1997, the Company entered into a six-month agreement with a director of the Company to promote its stock. In exchange for the promoters efforts the Company agreed to issue common stock for services rendered if the common stock achieved certain minimum bid price levels. Through December 31, 1997, the promoter earned 56,250 shares valued at $132,000 under the terms of this agreement.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter ended December 31, 1997.

Item 6        Exhibits and Reports on Form 8-K

(a)Exhibits included herewith are:

       (11)   Statement re: computation of per share earnings
       (27)   Financial Data Schedule

SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                     NETWORK SYSTEMS INTERNATIONAL, INC.

       Date:  2/5/98        /s/ Robbie M. Efird
                            Robbie M. Efird, President
                                   and acting as CFO

       Date:  2/5/98        /s/ William C. Ray
                            William C. Ray, Vice President