Form 10QSB
period 1998-03-31
NETWORK SYSTEMS INTERNATIONAL INC
filed 1998-05-14
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-QSB

 X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                      OF THE SECURITIES EXCHANGE ACT of 1934.
               For the quarterly period ended March 31,1998

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

              X    YES                              ___   NO

There were 7,553,954 shares of the Registrant's .001 par value common stock and 7,499 shares of Registrant $.001 par value preferred stock outstanding as of April 30, 1998.

Transitional Small Business Format (check one)  Yes __     No X


                  NETWORK SYSTEMS INTERNATIONAL, INC.






                               Contents










Part I - Financial Information
    Item 1.   Financial Statements
          Consolidated Balance Sheet                              3
          Consolidated Statements of Operations
              Three months ended March 31, 1998 and 1997          4
          Consolidated Statements of Cash Flow
              Three months ended March 31, 1998 and 1997          5
          Consolidated Statement of Changes in                    6
          Stockholders' Equity
          Notes to Consolidated Financial Statements              7
    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations      15
Part II
    Item 2.   Changes in Securities                              18
    Item 4.   Submission of Matters to Vote of Security          18
              Holders
    Item 5.   Other Matters                                      19
    Item 6    Exhibits and Reports on Form 8-K                   19
    Signatures                                                   19


PART I.       FINANCIAL STATEMENTS

         Network Systems International, Inc. and Subsidiaries
                      Consolidated Balance Sheet
                            March 31, 1998
                              (Unaudited)
Assets
Current Assets
       Cash                                                              $1,842,887
       Accounts receivable, trade, net of allowance of $631,738           2,759,211
       Notes receivable, current portion                                     30,000
       Accounts receivable, related parties                                 103,936
       Other current assets                                                  19,851
       Total Current Assets                                               4,755,885

Property and equipment, net of accumulated depreciation                   1,224,430

Other Assets
        Notes receivable, net of current portion                            125,396
        Software development costs, net of accumulated amortization       1,419,124
        Other                                                                93,286
                                                                          1,637,806
                                                                         $7,618,121

Liabilities and Stockholders' Equity
Current Liabilities:
       Notes payable, current portion                                        31,000
       Capital lease obligation, current portion                             83,000
       Accounts payable, trade                                              951,930
       Other accrued liabilities                                             87,483
       Income taxes payable                                                 288,040
       Deferred revenue                                                     427,738
Total current liabilities                                                 1,869,191

Long Term Liabilities:
       Deferred income taxes                                                441,500
       Notes payable, net of current maturities                             339,744
       Capital lease obligation, net of current maturities                  120,802
Total long term liabilities                                                 902,046

Stockholders' Equity
       Preferred Stock; $.001 par value; authorized 12,500 shares;
         issued and outstanding 9,124 shares                                      9
       Common Stock; $.001 par value; authorized 100,000,000
         shares; issued and outstanding 7,473,054 shares                      7,473
       Capital in excess of par value                                     3,124,348
       Retained Earnings                                                  1,715,054
Total stockholders' equity                                                4,846,884
                                                                         $7,618,121


The accompanying notes are an integral part of the consolidated financial statements.

         Network Systems International, Inc. and Subsidiaries
           Consolidated Statements of Operations (Unaudited)

                              Three Months Ended March 31,        Six Months Ended March 31,
                                 1998              1997            1998              1997
Revenue:
   Licensing and servicing   $1,482,170        $1,343,021      $3,841,372        $2,372,658
revenue
   Equipment revenue          1,714,749           561,730       2,584,343           964,956
Total revenue                 3,196,919         1,904,751      $6,425,715         3,337,614

Operating expenses
   Cost of sales and          1,923,161           905,970       3,137,208         1,553,185
services
   Research and development     142,830            71,487         215,575           161,236
   General and                  570,726           438,123       1,257,821           672,539
administrative
                              2,636,717         1,415,580       4,610,604         2,386,960

Operating income                560,202           489,171       1,815,111           950,654

Other income (expense)
   Interest, Net                 13,940           (23,873)         13,729           (40,711)
   Other income                  15,008             2,848          15,008             3,022
                                 28,948           (21,025)         28,737           (37,689)

Income before income
   tax provision                589,150           468,146       1,843,848            912,965

Income tax provision            189,600           160,000         655,500            304,000


Net income                   $  399,550        $  308,146      $1,188,348        $   608,965

Earnings per common share    $      .05        $      .04      $      .16        $       .08

Earnings per common share -
  assuming dilution          $      .05        $      .04      $      .15        $       .08











The accompanying notes are an integral part of the consolidated financial statements.


                  NETWORK SYSTEMS INTERNATIONAL, INC.
                           AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOW
                              (Unaudited)
                                                                Six Months Ended March 31
                                                                1998                 1997
Operating activities
    Net income                                             $1,188,348           $  608,965
    Adjustments to reconcile net income to net cash
    provided by operating activities:
         Depreciation and amortization                        818,556              607,538
         Promotional fees paid with stock                      72,000
         Provision for bad debts                              179,752               82,810
         (Increase) in:
              Accounts receivable and unbilled             (1,272,872)            (730,627)
              receivables
              Prepaid assets, other receivables, and          271,033              (29,033)
              other assets
         Increase (decrease) in:
              Bank overdraft                                 (131,382)
              Accounts payable and accrued liabilities        918,392              259,903
              Income tax payable                              288,040              202,115
              Unearned revenue                                166,753               69,340
              Deferred income taxes                          (159,800)              56,000
              Billings in excess of costs and earnings
              on                                           __________             (270,700)
                    uncompleted contracts
    Total adjustments                                       1,150,472              247,346
    Net cash provided by operating activities               2,338,820              856,311

Investing activities
    Deposit on equipment                                                           (50,000)
    Acquisition of property and equipment                    (312,392)             (43,267)
    Software development                                     (562,050)            (762,314)
    Issuance of Note Receivable                              (200,000)
    Payment received on Note Receivable                       213,456
    Increase in cash surrender value of life insurance        (22,473)             (19,144)
    Net cash (used) by investing activities                  (883,459)            (874,725)

Financing activities
    Payment on notes payable, long-term debt and
        capital leases                                        (48,986)             (82,899)
    Net proceeds from issuance of preferred stock                                  684,690
    Dividends paid                                            (54,901)              (7,369)
    Net (payments) on line of credit                       ___________             (19,747)
    Net cash (used) provided by financing activities         (103,887)             574,675

Net increase in cash                                        1,351,474              556,261

Cash at October 1                                             491,413               77,487

Cash at March 31                                           $1,842,887           $  633,748

Supplemental disclosures of cash flow information
    and noncash investing and financing activities
    Cash paid during the period for:
         Interest                                          $   26,700           $   40,711
         Taxes                                             $  468,660           $   45,800

During the first quarter of 1998, the Company issued 56,250 shares of its common stock recorded at $132,000 as payment for promotional expenditures of which $72,000 was recorded during the first quarter of 1998 and $60,000 during the prior year.

During the second quarter of 1998, 3,185 shares of preferred stock were converted into 159,250 shares of common stock.

The accompanying notes are an integral part of the financial statements.


Network Systems International, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

Six months ended March 31, 1998
                        Common Stock          Preferred Stock
                   ______________________    __________________

                                 $0.001                            Capital in
                   Number of       Par                 $0.001      Excess of      Retained
                    Shares        Value     # of       Par Value   Par Value      Earnings       Total
                                            Shares

Balance September  7,257,554   $ 7,258       12,309    $    12    $2,992,560    $  581,607    $3,581,437
30, 1997

Issuance of           56,250        56                               131,944                     132,000
common stock

Conversion of        159,250       159       (3,185)        (3)         (156)                          0
preferred stock

Net income for
the six month
period ended                                                                     1,188,348     1,188,348
March 31, 1998

Dividends on       _________   _______      _______    _______    __________      (54,901)       (54,901)
preferred stock

Balance March 31,  7,473,054   $ 7,473        9,124    $     9    $3,124,348    $1,715,054    $4,846,884
1998

















The accompanying notes are an integral part of the consolidated financial statements.

                  Network Systems International, Inc.
                           and Subsidiaries
              Notes to Consolidated Financial Statements
For the Six Months Ended March 31, 1998 and March 31, 1997 (Unaudited)

1. Background Information

Network Systems International, Inc. (the Company), formerly Aqua Australis, Inc., was incorporated on September 21, 1988 in the state of Nevada. This corporation was considered a development stage company whose principal business activity was to seek potential business ventures and assets, which would warrant involvement or purchase, by the Company.

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

The Company changed their year-end from December 31 to September 30 in 1996.

In November of 1996, the Company set aside 625,000 shares of its unissued common stock to be awarded to key employees of the Company at a later date.

In December 1996 the Company entered into an agreement with an underwriter to promote the sale of 15,625 shares of preferred stock in a private placement stock offering. The Company sold 12,309 shares of Series A preferred stock at a purchase price of $100 per share. Each share of preferred stock receives an annual cumulative dividend of $10, payable monthly, and is convertible into 50 shares of common stock at the holders discretion. Upon liquidation of the Company, the holders of this preferred stock are entitled to receive $100 per share, plus an amount equal to all dividends accrued and unpaid to the date of final distribution. The preferred stock is redeemable for cash at the option of the company at any time after January 12, 1998 based on a sliding payment scale over time. Holders of the preferred stock have no voting privileges.

The Company raised $856,689 in connection with this private placement offering which is net of offering expenses of $128,011.

On July 16, 1997, the Company entered into a six-month agreement with a director of the Company to promote its stock. In exchange for the promoters efforts the Company agreed to issue common stock for services rendered if the common stock achieved certain minimum bid price levels. Through March 31, 1998, the promoter earned 56,250 shares valued at $132,000 under the terms of this agreement.

On January 12, 1998 the Board of Directors authorized a five for four split on the outstanding common and preferred stock of the Company for stockholders of record as of January 16, 1998. All references in the accompanying financial statements to the number of shares have been restated to reflect this transaction.

On April 14, 1998 the Company signed a letter of intent to merge one of its' wholly owned subsidiaries with Houston based Innovative Control Concepts, Inc. ("ICC"). ICC is a privately held Company with five operating offices in various states, and provides engineering design and control systems to the manufacturing process industry and operates as a process consultant for specific software applications including facility planning; property; plant and process design; CAD services; technical consulting and Year 2000 solution services.

2. Summaries of Significant Accounting Policies

Basis of Preparation:
The financial statements consolidate the Accounts of Network Systems International, Inc. and its wholly owned subsidiaries Network
Information Services, Inc. and Network Investment Group, Inc.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and six month periods ended March 31, 1998 and 1997, (b) the financial position at March 31, 1998, and
(c) cash flows for the six month periods ended March 31, 1998 and 1997, have been made.

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

Financial Instruments:
Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of trade receivables. The Company performs on-going credit evaluations of its customers' financial condition.

Cash deposits with one institution are in excess of The Federal
Deposit Insurance Corporations average limit of $100,000.

Property and Equipment:
Property and equipment are recorded at cost. Additions to and major improvements of property and equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. As property is sold or retired, the applicable cost and accumulated depreciation are eliminated from the accounts and any gain or loss is recorded. Depreciation and amortization are calculated using the double declining balance and straight-line methods based upon the assets estimated useful lives as follows:

     Building                                       39
     Leasehold improvements                       7-39
     Furniture and fixtures                          7
     Office equipment                              5-7
     Computer equipment                            5-7
     Computer software                             3-5
     Computer software equipment under capital     3-5
     lease

Software Development Cost:
The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Capitalization of computer software development costs begins upon the establishment of technical feasibility for the product. Costs incurred subsequent to the product release are charged to operations. Capitalized software development costs amounted to $562,050 and $762,314 for the six-month period ended March 31, 1998 and 1997, respectively. The Company capitalized software development costs of $226,531 and $371,826 for the three-month periods ended March 31, 1998 and 1997, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product or b) the straight-line method over the remaining estimated economic life of the product. The Companies have estimated that the useful economic life of its products is two years. Amortization expense of capitalized software cost amounted to $734,719 and $516,914 for the six month period ended March 31, 1998 and 1997, respectively, and is included in cost of sales. Amortization expense for the three-month periods ended March 31, 1998 and 1997 totaled $376,146 and $276,820, respectfully.

Software development costs at March 31, 1998 consist of the following:

           Software Development Costs           3,262,871
           Less Accumulated Amortization       (1,843,747)
                                                1,419,124

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

Revenue from "time and materials" contracts is recognized when the services are performed. Services performed that have been authorized but may not be currently billable are classified as unbilled account receivables.

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

In October, 1997, the American Institute of Certified Public Accountants issued Statement of Position Number 97-2 "Software Revenue Recognition". This statement provides recognition and measurement guidance in accounting for revenue from selling, leasing or licensing of software and is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company has elected to adopt this statement. The adoption of this statement does not have a material effect on the Company's financial statements.

Advertising Costs:
Advertising costs, except for costs associated with direct response advertising, are charged to operations when incurred. The costs of direct response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense amounted to $21,251 and $50,684 for the six-month periods ended March 31, 1998 and March 31, 1997, respectively. Advertising expense for the three-month periods ended March 31, 1998 and 1997 totaled $13,922 and $20,195, respectively. No material amounts were capitalized during the six-month period ended March 31, 1998. Advertising costs of $13,264 were capitalized during the six-month period ended March 31, 1997.

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

Earnings Per Share:
During the period ended March 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128 (SFAS 28), "Earnings Per Share". This statement requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock. The March 31, 1997 earnings per share is restated to give effect to the application of SFAS 128 and does not materially differ from EPS as previously reported under APB Opinion No. 15 "Earnings Per Share".

3.  Accounts Receivable, Related Parties.

Accounts Receivable from related parties at March 31, 1998, consist of amount due from three (3) shareholders of the Company that bear interest at five percent, are due on demand, and collateralized by their common stock in the Company.

4. Notes Receivable

Notes Receivable at March 31, 1998 consists of the following:

   Notes receivable, 60 monthly principle and interest
   payments of $3,563 until September 1, 2002, remaining
   balance due at that time, secured by work in progress,
   inventory, accounts receivable and personal property          $  155,396

   Less amounts shown as current                                 $   30,000
                                                                 $  125,396

5. Property and Equipment

Property and equipment at March 31, 1998 consists of the following:
    Land                                                      150,000
    Building                                                  569,000
    Leasehold improvements                                    100,043
    Furniture and fixtures                                    123,496
    Office equipment                                          113,475
    Computer equipment                                        357,922
    Computer software                                          67,523
    Computer equipment and software under capital lease       324,931
                                                            1,806,390

    Less accumulated depreciation and amortization           (413,780)
    Accumulated amortization on computer equipment and
    software                                                 (168,180)
       under capital lease
                                                           $1,224,430

6. Notes Payable

Notes payable at March 31, 1998 consist of the following:

Mortgage note payable:
       interest at prime plus 0.25%; monthly principal
       payments of $2,612 plus interest; balloon payment
       due March 10, 2000; collateralized by building;
       personally guaranteed by certain stockholders           $  370,744

Less amounts currently due                                         31,000
                                                               $  339,744


The following is a schedule by year of the principal payments required on this note payable as of March 31, 1998:
       1999                                                    $   31,000
       2000                                                    $   31,000
       2001                                                    $  308,744

The Company has available a $300,000 bank line of credit to provide additional short-term working capital. This line of credit is at prime plus .5% and is collateralized by accounts receivable and equipment. Additionally, the line is personally guaranteed by certain stockholders. At March 31, 1998, there were no amounts outstanding on this line of credit.

7. Obligations Under Capital Leases

The Company has capitalized rental obligations under three leases of software and equipment. The obligations, which mature in fiscal 2000 and 2001, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under the capital leases are:

       Period Ending March 31
       1999                                                    97,968
       2000                                                    89,490
       2001                                                    26,670
       2002                                                    10,950
       Total minimum lease payments                           225,078
       Less amount representing interest                       21,276
       Present value of net minimum lease payments            203,802
       Less current portion                                    83,000
                                                             $120,802

8. Retirement Benefit Plan

Effective January 1, 1993, the Company established a retirement plan which allows participants to make contributions by salary reduction under Section 401(k) of the Internal Revenue Code. The Company made matching contributions to the plan of $8,431 and $4,425 for the six and three months ended March 31, 1998 and 1997, respectively. No contributions were made to the plan for the six and three months ended March 31, 1997.

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

Net income from operations before income taxes totaled $1,843,848 and $912,965 for the six months ended March 31, 1998 and 1997, respectively. The provision for income taxes for the six months ended March 31, 1998 and 1997 consists of the following components:

                                                   1998           1997
       Current tax expense                     $875,700       $302,500
       Deferred tax expense                    (159,800)        40,700
       Credit for  research and development     (60,400)       (39,200)
       activities
                                               $655,500       $304,000

The significant temporary differences which gave rise to deferred tax assets and liabilities as of March 31, 1998 and 1997 are as follows:

                                                     1998             1997
      Deferred tax asset
            Bad debt revenue                     $  631,700     $  269,700

      Deferred tax liabilities
            Software development cost             1,419,100      1,341,200
            Book basis of property & equipment
              in excess of tax basis                104,500         81,600
            Change in tax status                    272,900        454,800
                                                 $1,796,500     $1,877,600

As of March 31, 1998, the Company has federal loss carryforwards totaling $77,700 that may be offset against future federal taxable income. If not used, the carryforward will expire as follows:

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

The difference between the provision for income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate to income before taxes for the six months ended March 31, 1998 and March 31, 1997 are as follows:

                                               1998                1997
     Tax expense at U.S. statutory      $626,900   34.0%   $ 310,400   34.0%
     rates
     State and local income tax           88,900    4.8%      21,300    2.3%
     Non-deductible expense and other    (15,300)  (0.8%)          -      -
     Credit for increasing research      (45,000)  (2.4%)    (27,700)  (3.0%)
     activities
                                        $655,500   35.6%   $ 304,000   33.3%

10.   Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.
                                  Three Months Ended March 31,         Six Months Ended March 31,
                                      1998              1997             1998              1997
Net income                       $  399,550         $  308,146       $1,188,348        $  608,965
Less preferred stock dividends      (25,364)            (7,369)         (54,901)           (7,369)
Income available to common
stockholders                     $  374,186         $  300,777       $1,133,447        $  601,596
used in basic EPS

Preferred stock dividends            25,364              7,369           54,901             7,369
Income available to common
stockholders                     $  399,550         $  308,146       $1,188,348        $  608,965
after assumed conversion of
dilutive securities

Weighted average number of
common shares used in basic EPS   7,380,416          7,257,720        7,322,946         7,257,720

Effect of dilutive convertible      548,838            315,617          582,510           156,075
preferred stock

Weighted average number of
common shares and dilutive
potential common stock used in    7,929,254          7,573,337        7,905,456         7,413,795
diluted EPS

11.   Major Customer

For the three-month period ended March 31, 1998, sales to four customers amounted to approximately $1,764,000. For the three-month period ended March 31, 1997, sales to three customers amounted to approximately $906,000. For the six-month period ended March 31, 1998, sales to three customers amounted to approximately $3,172,000. For the six-month period ended March 31, 1997, sales to three customers amounted to approximately $1,588,000.

At March 31, 1998 and 1997 accounts receivable balance included
$1,256,000 and $844,000 due from two and three customers, respectfully.

12.   Lease Commitments

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of March 31, 1998:

         1999                                      59,702
         2000                                      31,292
         2001                                       4,280
         2002                                       3,667
         2003                                         306

Rent expense amounted to $23,934 and $12,123 for the three months ended March 31, 1998 and 1997, respectively. Rent expense amounted to $39,615 and $21,781 for the six months ended March 31, 1998 and 1997, respectively.

13.   Commitments

The Company entered into 20-year employment agreements with five of its officers calling for annual salaries totaling no less than $195,000.

14.   Segment Information

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

The following is a summary of segment information for the quarter ended March 31:
                                     1998                                                 1997

                  Software                                             Software
                    and                                                  and
                Service Fees    Hardware   Corporate     Total         Service    Hardware   Corporate    Total
                                                                         Fees

Revenues from
external        $1,482,170     $1,714,749          -   $3,196,919      $1,343,021   $561,730         -   $1,904,751
customers

Interest             5,928              -     20,312       26,240             602          -     1,906        2,508
revenue

Interest            12,300              -          -       12,300          23,873          -         -       23,873
expense

Depreciation
and                417,903            510          -      418,413         320,123        488         -      320,611
amortization

Segment            482,592        163,810    (86,200)     560,202         605,644    (19,615)  (96,858)     489,171
profit

Expenditures
for segment         31,372              -    269,000      300,372          23,117          -         -       23,117
assets

The following is a summary of segment information for the six months ended March 31:
                                     1998                                             1997

                 Software                                                Software
                    and                                                     and
                  Service     Hardware     Corporate       Total          Service    Hardware   Corporate      Total
                   Fees                                                    Fees

Revenues from
external        $3,841,372   $2,584,343           -     $6,425,715      $2,372,658   $964,956          -    $3,337,614
  customers

Interest             9,430            -      30,999         40,429           1,031          -      1,906         2,937
revenue

Interest            26,700            -           -         26,700          40,711          -          -        40,711
expense

Depreciation
and                817,645          966           -        818,611         606,561        977          -       607,538
amortization

Segment          1,816,273      158,497    (159,659)     1,815,111       1,063,711     39,336   (152,393)      950,654
profit

Expenditures
for segment         43,392            -     269,000        312,392          93,267          -          -        93,267
assets

The following is a summary of identifiable assets for each segment:

  Software                                             Software
    and                                                  and
Service Fees   Hardware    Corporate     Total         Service     Hardware    Corporate     Total
                                                         Fees

 4,848,407     864,640     1,905,074   7,618,121      3,842,210     414,163     604,097    4,860,470


_____________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
______________________________________________________________________

This MD&A Contains Some Forward Looking Information. Except for historical data, the matters discussed in this form 10-QSB contain forward-looking statements that involve risk and uncertainties.

Results of Operations

Revenue. Total revenue for the three-month period ended March 31, 1998 was $3,196,919. This revenue represents a 68% increase over the Company's revenues for the three-month comparable period in 1997. For the six-month period ended March 31, 1998, revenues were $6,425,715 as compared to $3,337,614 for the same six-month period in fiscal 1997, a 93% increase. The increase in revenue is attributable to the Company's increase in customer base during the first quarter and its resultant increase in service related income; the impact of limited shelf life of existing software products that have been historically utilized by customers and an upgrading of independent software products to the Company's integrated net collection package.

In the area of licensing and servicing revenues, the Company experienced an increase of approximately 10% to $1,482,170 at the March 31, 1998 quarter end as compared to $1,343,021 in the same period ending 1997. During the six-month period, licensing and servicing revenues increased 62% from $2,372,658 in fiscal 1997 to $3,841,372 during the same period in fiscal 1998. This increase in the licensing and servicing sectors of the Company's business is a result of the factors indicated above.

Hardware sales for the three-month period ended March 31, 1998 was $1,714,749 as compared to $561,730 for the same period in 1997. This represents a 205% increase. For the six-month period ended March 31, 1998, the Company experienced a 168% increase in hardware sales over the comparable period in 1997 from $964,956 to $2,584,343. This increase in hardware sales is directly attributable to customer upgrades and additional equipment purchases in response to Year 2000 issues.

Licensing and service revenues represented 46.4% of total revenues for the quarter end and 59.8% for the first six months of the fiscal year. Hardware sales were 53.6% of total revenues for the quarter and 40.2% for the first six months of fiscal 1998.


Cost of Sales and Services. Cost of sales and services amounted to $1,923,161 and 60% of total revenue during the second quarter of fiscal 1998 as compared to $905,970 and 48% of total revenue for the comparable period in fiscal 1997. Cost of sales and services for the first six months of the year amounted to $3,137,208 and 49% of total revenue as compared to $1,553,185 and 47% of total revenue for the comparable 1997 period. The increases in cost of sales are primarily attributable to the increases in hardware sales for the periods. The increase in cost of sales and services as a percentage of total revenue is due to hardware sales carrying a higher percentage of costs than do licensing and service fees.


Software Development Costs. Software development costs, both capitalized and expensed as research and development amounted to approximately $370,000 and $778,000 for the three and six month periods ended March 31, 1998, as compared to approximately $443,000 and $923,000 for the three and six month periods ended March 31, 1997. This represents a decrease of 16.4% for the quarter and a 15.7% decrease for the six-month period. This decrease is primarily attributable to the Company's new methods of module development while keeping its commitment to develop new and improved software modules on a quarterly basis. Of these amounts, approximately $226,000 and $372,000 were capitalized for the quarters ended March 31, 1998 and 1997, respectively. Approximately $562,000 and $762,000 were capitalized for the six months ended March 31, 1998 and 1997 respectively. Less software development costs were capitalized in the comparable periods 1998 versus 1997 due to the Company's strategic decision to address its third generation product as add-on modules rather than continued development as a stand-alone product. Research and development costs increased to approximately $143,000 from $71,000 in the current quarter versus the prior year quarter and to approximately $216,000 for the six month period ended March 31, 1998 from $161,000 for the six months ended March 31, 1997. It is anticipated that the Company will experience an increase in software development costs both capitalized and expensed, as its efforts to accommodate specific customer needs escalates. Additionally, the Company intends to continue recruiting and hiring additional software programmers and to consider additional complementary software technologies. Whether or not the Company will successfully achieve these goals cannot be assured since competition to hire programmers appears to be at an all time high and new technologies are uncertain.


General and Administrative. General and administrative expenses were 18% of revenue in the second quarter of fiscal 1998 as compared to 23% in the comparable period 1997. For the six months ended March 31, 1998 general and administrative expenses were 20% of revenue and 20% in the comparable period in the prior year. This percentage decrease in the current period is directly attributable to increases in overall revenues.


Provisions for Income Taxes. The income tax provision for the six months ended March 31, 1998 and March 31, 1997 was $655,500 and $304,000, respectively. This represents 35.6% and 33.3% of income before taxes. The increase in the tax rate from March 31, 1998 to March 31, 1997 is attributable to a higher R&D credit percentage in 1997 since expenditures for R&D and capitalized software were higher in 1997.


Quarterly Results. Net income for the three and six-month periods ended March 31, 1998 were $399,550 and $1,188,348 respectively. Net income for the comparable period ended March 31, 1997 amounted to $308,146 and $608,965. These increases in net income are attributable to utilization of Company personnel in the servicing sector as opposed to utilization of such personnel primarily in the Company's research and development area. Additionally, the increase in net income for the six-month period ended March 31, 1998 versus the comparable prior period is partly attributable to the increase in sales of hardware.

On a per share basis, earnings were $.05 and $.15 for the three and six months ended March 31, 1998. These per share amounts are up from the pro forma net income per common share amounts of $.04 and $.08 for the three and six month periods ended March 31, 1997 for the reasons explained above.

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


Liquidity and Capital Resources. Cash totaled $1,842,887 on March 31, 1998. Cash provided by operating activities amounted to approximately $2,338,820 for the six months ended March 31, 1998 compared to $856,311 in the comparable period of 1997. This increase in cash provided by operations is principally due to increases in net income and increases in accounts receivable over the prior period.

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

Historically, accounts receivable for the Company has been generally high due to a number of factors. A primary contributor is the nature of how the Company's customer base pays for the software licensing fee of the Company's product. The Company records revenues from software license fees after shipment of the product and the fulfillment of all major obligations under the terms of the licensing agreement. Typically, software licenses range from $100,000 to $300,000. Therefore, the Company often establishes a payment schedule for its customers. The payment schedules have resulted in a slow turnaround time in the collection of receivables. Additionally, the textile industry as a whole tends to experience flat periods which make it difficult to fully fund major management information systems projects.

For the six month period ended March 31, 1998, the average collection days on accounts receivables was 62.2 days compared to 78.5 days for the comparable period in fiscal year 1997. This decrease in collection days is attributable to the Company's continued focus on collecting accounts and scheduling customer payments on a more time sensitive basis.

As a result of the above, the Company monitors its accounts receivable closely and attempts to make adequate provisions for potentially uncollectable receivables.

                                Part II
______________________________________________________________________
Item 2. Changes in Securities
______________________________________________________________________

On January 12, 1998 the Board of Directors authorized a five for four split in the outstanding common and preferred stock of the Company for stockholders of record as of January 16, 1998, payable on January 30, 1998.
______________________________________________________________________
Item 4. Submission of Matters to a Vote of Security Holders
______________________________________________________________________

These matters were submitted for a vote of security holders at the Company's annual meeting of stockholders held on February 20, 1998. The matters voted upon were:

Election of Directors

Nominee                        Votes       Votes
                             Cast For      Cast       Elected
                                          Against
Robbie M. Efird              5,719,409         0        Yes
E.W. "Sonny" Miller, Jr.     5,719,371        38        Yes
David F. Christian           5,719,409         0        Yes
Richard King                 5,719,409         0        Yes
James W. Moseley             5,719,409         0        Yes
David P. Reynolds            5,718,909       500        Yes
Rick Tuberosa                5,718,409     1,000        Yes

Ratification of Selection of Independent Auditors

The Board of Directors of the Company selected Pender Newkirk & Company to continue as its independent auditors for the fiscal year ending September 30, 1998. The number of votes cast in favor of the proposal to ratify the selection of Pender Newkirk & Company as independent auditors was 5,719,239 with 170 votes abstaining.

The Board of Directors recommended the authorization of issuance of up to 2,500,000 shares of common stock of the Company at a secondary offering. The number of votes cast in favor of the proposal was 5,708,570, the number of votes against was 10,669 and the number of votes abstaining from ratification was 170.

Proxy materials were mailed to all security holders pursuant to Regulation 14A of the Act and there was no solicitation in opposition to director nominees or other proposals submitted to shareholders. Reference is made to the proxy materials submitted to the Securities and Exchange Commission via electronic mail on January 28, 1998.
______________________________________________________________________
Item 5. Other Matters
______________________________________________________________________

(1) The Company made application for listing on NASDAQ Small Cap on February 17, 1998. The application is currently pending.
_______________________________________________________________________
Item 6        Exhibits and Reports on Form 8-K
_______________________________________________________________________

(a)    Exhibits included herewith are:
       (27)   Financial Data Schedule

(b)    Reports on Form 8-K

1. Form 8-K filed with the Securities and Exchange Commission January 26, 1998 announcing a five for four stock split of common and preferred stock for shareholders of record as of Friday, January 16, 1998 and a distribution date of Friday, January 30, 1998. This Form 8-K is incorporated by reference.

2.     Form 8-K filed with the Securities and Exchange Commission
April 14, 1998 announcing the signing of a letter of intent with a privately held Houston based company. This Form 8-K is incorporated by reference.

SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                     NETWORK SYSTEMS INTERNATIONAL, INC.

Date: 5/14/98        /s/ Robbie M. Efird
                     Robbie M. Efird, President
                            and acting as CFO

Date: 5/14/98        /s/ William C. Ray
                     William C. Ray, Vice President