Form 10QSB
period 1998-06-30
NETWORK SYSTEMS INTERNATIONAL INC
filed 1998-08-07
CIK 842722

1
d:\sec\10Q3Q97.doc                            6:33 PM 8/4/98
        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT of 1934.
               For the quarterly period ended June 30,1998

                               OR

__        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.
   For the transition period from ______, 19__, to_____, 19__.

                 Commission File Number: 0-22991
                    CUSIP NUMBER 64121L 10 3

               NETWORK SYSTEMS INTERNATIONAL, INC.
       (Exact Name of Registrant as Specified in Charter)

     Nevada                      87-0460247
(State or Other Jurisdiction of (I.R.S. Employer Identification
Incorporation or Organization)   Number)

         200 North Elm Street, Greensboro, North Carolina 27401
       (Address of Principal Executive Offices,Including Zip Code)

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

          X    YES       ___   NO

There were 7,577,179 shares of the Registrant's $.001 par value common stock and 7,042 shares of Registrants $.001 par value preferred stock outstanding as of June 30, 1998.

Transitional Small Business Format (check one)  Yes __     No X

               NETWORK SYSTEMS INTERNATIONAL, INC.






                            Contents






Part I - Financial Information                              Page

     Item 1.   Financial Statements
          Consolidated Balance Sheet                        3
          Consolidated Statements of Income
            Three and Nine months ended June 30, 1998 and 1997   4
          Consolidated Statements of Cash Flow
               Nine months ended June 30, 1998 and 1997     5
          Consolidated Statement of Changes in Stockholders'
            Equity                                          6
          Notes to Consolidated Financial Statements        7
     Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations     16
Part II
     Item 5.   Other matters                                19
     Item 6.   Exhibits and Reports on Form 8-K             19
     Signatures                                             19
     Exhibit Index                                          20

PART I.        FINANCIAL STATEMENTS

      Network Systems International, Inc. and Subsidiaries
                   Consolidated Balance Sheet
                          June 30, 1998
                           (Unaudited)
Assets
Current Assets:
     Cash                                       $1,422,394
     Accounts receivable, trade, net of          4,087,281
     allowance of $725,000
     Note receivable, current portion               30,000
     Accounts receivable, related parties          107,873
     Other current assets                           24,184
Total current assets                             5,671,732

Property and equipment, net of accumulated      1,221,734
depreciation

Other Assets
     Note receivable, net of current portion       118,420
     Software development costs, net of          1,387,092
     accumulated amortization
     Other                                         103,769
                                                 1,609,281
                                                $8,502,747

Liabilities and Stockholders' Equity
Current
Liabilities:
     Note payable, current portion                  31,000
     Capital lease obligation, current portion      79,000
     Accounts payable, trade                     1,495,357
     Other accrued liabilities                      88,350
     Income taxes payable                          318,476
     Deferred revenue                              302,962
Total current liabilities                       $2,315,145

Long Term
Liabilities:
     Deferred income taxes                         375,000
     Note payable, net of current maturities       331,485
     Capital lease obligation, net of current      105,910
     maturities
Total long term liabilities                        812,395

Stockholders'Equity
     Preferred Stock; $.001 par value;authorized 12,500 shares;
       issued and outstanding 7,042 shares               7
     Common Stock; $.001 par value; authorized 100,000,000
       shares; issued and outstanding 7,577,179 shares 7,577
     Capital in excess of par value              3,124,246
     Retained Earnings                           2,243,377
Total stockholders'equity                        5,375,207
                                                $8,502,747


 The accompanying notes are an integral part of the consolidated financial statements.

      Network Systems International, Inc. and Subsidiaries
          Consolidated Statements of Income (Unaudited)

                        Three Months Ended        Nine Months Ended
                              June 30                  June 30
                         1998         1997         1998        1997
Revenue:
   Licensing and      $1,718,295   $1,400,567   $5,559,667   $3,773,225
servicing revenue
   Equipment revenue   1,703,906    1,572,619    4,288,249    2,537,575
Total revenue          3,422,201    2,973,186    9,847,916    6,310,800

Operating expenses:
   Cost of sales and
services               1,897,514    1,659,309    5,034,722    3,212,494
   Research and
development              118,211       49,375      333,786      210,611
   General and
administrative           615,589      318,971    1,873,410      991,510

                       2,631,314    2,027,655    7,241,918    4,414,615

Operating income         790,887      945,531    2,605,998    1,896,185

Other income
(expenses):
   Interest, net          17,309      (11,633)      31,037      (52,344)
   Other, net              1,618        6,872       16,624        9,894

                          18,927       (4,761)      47,661      (42,450)

Income before income
   tax provision         809,814      940,770    2,653,659    1,853,735

Income tax provision     263,100      297,000      918,600      601,000

Net income               546,714      643,770    1,735,059    1,252,735

Earnings per
   common share              .07          .08          .22          .17

Earnings per common
share -
   assuming dilution        .07          .08          .22          .17





 The accompanying notes are an integral part of the consolidated financial statements.


               NETWORK SYSTEMS INTERNATIONAL, INC.
                        AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF CASH FLOW (Unaudited)

                                        Nine Months Ended June 30
                                          1998          1997
Operating activities
   Net income                          $1,735,059    $1,252,735
   Adjustments to reconcile net
   income to net cash
   provided by operating activities:
      Depreciation and amortization     1,231,349       978,500
      Promotional fees paid with
      stock                                72,000             -
      Provision for bad debts             273,014       159,593
      Change in operating assets and
      liabilities:
         Accounts receivable and       (2,694,204)   (1,514,826)
           unbilled receivables
         Prepaid assets, other
           receivables, and other
           assets                         264,280       (20,591)
         Accounts payable and accrued
           liabilities                  1,462,686       313,860
         Income tax payable               318,476       212,901
         Unearned revenue                  41,977        73,366
         Deferred income taxes           (226,300)       75,990
         Net billings over (under)
           costs uncompleted contracts          -      (462,843)
   Total adjustments                      743,278      (184,050)
   Net cash provided by operating
   activities                           2,478,337     1,068,685

Investing activities
   Acquisition of property and
     equipment                           (354,957)     (143,367)
   Software development                  (897,550)   (1,190,532)
   Issuance of Note Receivable           (200,000)            -
   Payment received on Note
   Receivable                             220,432             -
   Increase in cash surrender value
     of life insurance                    (34,473)      (30,281)
   Net cash (used in) investing
   activities                          (1,266,548)   (1,364,180)

Financing activities
   Payment on notes payable, long-
     term debt and capital leases         (76,137)      (93,289)
   Net proceeds from issuance of                -       856,689
     preferred stock
   Dividends paid                         (73,289)      (33,053)
   Net borrowings (payments) on line
     of credit                           (131,382)       33,498
   Net cash (used in) provided by
     financing activities                (280,808)      763,845

Net increase in cash                      930,981       468,350

Cash at October 1                         491,413        77,487

Cash at June 30                        $1,422,394    $  545,837

Supplemental disclosures of cash flow
information and noncash investing and
financing activities
   Cash paid during the period for:
      Interest                         $   33,740    $   52,344
      Taxes                            $  600,124    $  308,700


During the first quarter of 1998, the Company issued 56,250 shares of its common stock recorded at $132,000 as payment for promotional expenditures of which $72,000 was recorded during the first quarter of 1998 and $60,000 during fiscal 1997.

During the period ended June 30, 1998, 5,267 shares of preferred stock were converted into 263,375 shares of common stock.

The accompanying notes are an integral part of the financial statements.

Network Systems International, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity

Nine months ended June 30, 1998 (Unaudited)
               Common Stock   Preferred
                                Stock

                                              Capital
                         $0.001        $0.001   in
                 Number    Par  Number Par    Excess  Retained
                   of     Value   of   Value  of Par  Earnings   Total
                 Shares         Shares        Value

Balance
September 30,
1997           7,257,554 $7,258 12,309 $12 $2,992,560   $581,607 $3,581,437


Issuance of
common stock      56,250     56               131,944               132,000

Conversion of
preferred        263,375    263 (5,267) (5)      (258)
stock

Net income for
the nine month
period ended
June 30,1998                                           1,735,059  1,735,059

Dividends on
preferred
stock          _________ __ ___  _____ ___ __________    (73,289)   (73,289)

Balance June
30, 1998       7,577,179 $7,577  7,042 $ 7 $3,124,246 $2,243,377 $5,375,207


The accompanying notes are an integral part of the consolidated financial statements.


               Network Systems International, Inc.
                        and Subsidiaries
           Notes to Consolidated Financial Statements
    For the Nine Months Ended June 30, 1998 and June 30, 1997
                           (Unaudited)

1.  Background Information

Network Systems International, Inc. (the Company), was incorporated on September 21, 1988 in the State of Nevada.

On April 22, 1996, the Company completed a merger whereby two of its wholly owned subsidiary corporations merged with two North Carolina corporations, with the North Carolina corporations being the surviving corporations in the merger. Immediately thereafter, the Company, with the approval of its shareholders, caused its corporate charter to be amended to change its name to Network Systems International, Inc. The newly named company is now the parent company of two wholly owned subsidiary corporations: Network Information Services, Inc. (NIS) and Network Investment Group, Inc. (NIG), both North Carolina corporations.

As a result of the merger, accounted for as a reverse acquisition which is similar to the purchase method of accounting, shareholders of NIS and NIG caused the transfer of all of their shares of common stock in the companies, which had a total assets value of approximately $3,800,000, to the Company in exchange for 6,562,720 shares of common stock of the Company.

NIS was incorporated under the laws of the State of North Carolina on September 9, 1985 and develops, licenses, and supports software products primarily for the textile, sewn products and process manufacturing industries. Operations are concentrated in North and South Carolina, however, NIS has clients throughout the east coast of the United States. It employs approximately 56 full-time associates. NIS is headquartered in Greensboro, North Carolina and has satellite offices in Greenville, S.C., Wilmington, N.C., Matthew's, N.C. and Florence, S.C.

NIG was incorporated under the laws of the State of North Carolina on April 7, 1993 and sells computer hardware to manufacturing industries. Operations are concentrated in North Carolina and South Carolina, however, it has clients throughout the east coast of the United States. The corporate headquarters of NIG are located in Greensboro, North Carolina and operates in cooperation with its supply partners, IBM Corporation, REAL Applications, Ltd., TEKLOGIX and PERLE Systems.

The Company changed their year end from December 31 to September
30 in mid 1996.

In November of 1996, the Company set aside 625,000 shares of its unissued common stock to be awarded to key associates of the Company at a later date.

In December 1996 the Company entered into an agreement with an underwriter to promote the sale of 15,625 shares of preferred stock in a private placement stock offering. The Company sold 12,309 shares of Series A preferred stock at a purchase price of $100 per share. Each share of preferred stock receives an annual cumulative dividend of $12, payable monthly, and is convertible into 50 shares of common stock at the holders discretion or upon call by the Company. Upon liquidation of the Company, the holders of this preferred stock are entitled to receive $100 per share, plus an amount equal to all dividends accrued and unpaid to the date of final distribution. The preferred stock is redeemable for cash at the option of the company at any time after January 12, 1998 based on a sliding payment scale over time. Holders of the preferred stock have no voting privileges. The Company raised $856,689 in connection with this private placement offering which is net of offering expenses of $128,011.

On July 16, 1997, the Company entered into a six-month agreement with a director of the Company to promote its stock. In exchange for the promoters efforts, the Company agreed to issue common stock for services rendered if the common stock achieved certain minimum bid price levels. Through June 30, 1998, the promoter had earned 56,250 shares of common stock under the terms of the agreement. An additional 37,500 shares of the Company's common stock became due to the promoter upon acceptance of the Company's application for listing on NASDAQ as indicated below.

On January 12, 1998 the Board of Directors authorized a five for four split on the outstanding common and preferred stock of the Company for stockholders of record as of January 16, 1998. All references in the accompanying financial statements to the number of shares have been restated to reflect this transaction.

On July 10, 1998 the Company was officially approved for listing on NASDAQ and the Company's common stock began trading on NASDAQ
Small Cap under the symbol NESI on that date.


2. Summaries of Significant Accounting Policies

Basis of Preparation:
The financial statements consolidate the Accounts of Network
Systems International, Inc. and its wholly owned subsidiaries
Network Information Services, Inc. and Network Investment Group,
Inc.

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of
(a) the results of operations for the three and nine month periods ended June 30, 1998 and 1997, (b) the financial position at June 30, 1998, and (c) cash flows for the nine month periods ended June 30, 1998 and 1997, have been made.

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

Cash deposits with two institutions are in excess of The Federal
Deposit Insurance Corporations average limit of $100,000.

Property and Equipment:
Property and equipment are recorded at cost. Depreciation is computed using both straight-line and accelerated methods for
financial reporting and income tax purposes.   Assets are
depreciated for financial reporting purposes based on estimated useful lives as follows:

     Building                         39
     Leasehold improvements         7-39
     Furniture and fixtures            7
     Office equipment                5-7
     Computer equipment              5-7
     Computer software               3-5
     Computer software & equipment
     under capital lease             3-5

Software Development Cost:
The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Capitalization of computer software development costs begins upon the establishment of technical feasibility for the product.
Costs incurred subsequent to the product release are charged to operations. Capitalized software development costs amounted to $897,550 and $1,190,532 for the nine-month period ended June 30, 1998 and 1997, respectively. The Company capitalized software development costs of $335,500 and $428,218 for the three-month periods ended June 30, 1998 and 1997, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product or b) the straight-line method over the remaining estimated economic life of the product. The Company has estimated that the useful economic life of its products is two years. Amortization expense of capitalized software cost amounted to $1,102,251 and $843,348 for the nine month period ended June 30, 1998 and 1997, respectively, and is included in cost of sales. Amortization expense for the three-month periods ended June 30, 1998 and 1997 totaled $367,532 and $326,434, respectfully.

Software development costs at June 30, 1998 consist of the following:

     Software Development Costs    3,598,371
     Less Accumulated
     Amortization                 (2,211,279)
                                   1,387,092

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

Advertising Costs:
Advertising costs, except for costs associated with direct response advertising, are charged to operations when incurred. The costs of direct response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense amounted to $35,669 and $72,694 for the nine-month periods ended June 30, 1998 and June 30, 1997, respectively. Advertising expense for the three-month periods ended June 30, 1998 and 1997 totaled $14,418 and $22,010, respectively. No material amounts were capitalized during the nine-month period ended June 30, 1998. Advertising costs of $25,673 were capitalized during the nine-month period ended June 30, 1997.

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

Earnings Per Share:
The consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share".   Basic earnings per share is
computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. All earnings per share amounts for all periods presented have been restated to give effect to the application of SFAS 128.

3. Accounts Receivable, Related Parties.

Accounts Receivable from related parties at June 30, 1998, consist of amounts due from three (3) shareholders of the Company that bear interest at five percent, are due on demand, and collateralized by their common stock in the Company.

4. Note Receivable

Note receivable at June 30, 1998 consists of the following:

     Note receivable, 60 monthly principle and
     interest payments of $3,563 until
     September 1, 2002, remaining balance due
     at that time, secured by work in progress,
     inventory, accounts receivable and
     personal property                             $148,420

     Less current maturities                         30,000
                                                   $118,420

5.   Property and Equipment

Property and equipment at June 30, 1998 consists of the following:

     Land                                          150,000
     Building                                      569,000
     Leasehold improvements                        100,043
     Furniture and fixtures                        124,006
     Office equipment                              114,771
     Computer equipment and software               466,204
     Computer equipment and software under
     capital lease                                 324,931
                                                 1,848,955

     Less accumulated depreciation                (441,349)
     Less accumulated amortization on computer
     equipment and software under capital lease   (185,872)
                                                $1,221,734


6.   Note Payable

Note payable at June 30, 1998 consists of the following:

Mortgage note payable:
     Monthly principal payments of $2,612 plus
     interest at the prime rate plus 0.25%
     through February 2000 with the remaining
     balance due March 2000; collateralized by
     building; personally guaranteed by certain
     stockholders                                 $362,485

Less current maturities                             31,000
                                                  $331,485

Aggregate maturities of note payable as of June 30, 1998 were as follows: 1999 - $31,000; 2000 - $331,485.


The Company has available a $300,000 bank line of credit to provide additional short-term working capital. This line of credit is at prime plus .5% and is collateralized by accounts receivable and equipment. Additionally, the line is personally guaranteed by certain stockholders. At June 30, 1998, there were no amounts outstanding.

7.   Obligations Under Capital Leases

The Company has capitalized rental obligations under three leases of software and equipment. The obligations, which mature in fiscal 2000 and 2001, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under the capital leases are:

      Period Ending June 30
      1999                                $ 90,532
      2000                                  82,839
      2001                                  21,900
      2002                                   7,300
      Total minimum lease payments         202,571
      Less amount representing interest     17,661
      Present value of net minimum lease
      payments                             184,910
      Less current portion                  79,000
                                          $105,910


8. Retirement Benefit Plan

Effective January 1, 1993, the Company established a retirement plan which allows participants to make contributions by salary reduction under Section 401(k) of the Internal Revenue Code. The Company made matching contributions to the plan of $14,009 and $5,713 for the nine months ended June 30, 1998 and 1997, respectively. The Company made matching contributions to the Plan of $5,577 and $4,297 for the three months ended June 30, 1998 and 1997.

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


Net income from operations before income taxes totaled $2,653,659 and $1,853,735 for the nine months ended June 30, 1998 and 1997, respectively. The provision for income taxes for the nine months ended June 30, 1998 and 1997 consists of the following components:

                                         1998         1997
     Current tax expense              $1,240,600     $642,300
     Deferred tax expense               (226,300)      76,000
     Credit for research and
     development activities              (95,700)    (117,300)
                                      $  918,600     $601,000

The significant temporary differences which gave rise to deferred tax assets and liabilities as of June 30, 1998 and 1997 are as follows:

                                         1998         1997
     Deferred tax asset
           Bad debts                  $725,000       $229,700
     Deferred tax liabilities
        Software development cost    1,387,100      1,443,000
        Book basis of property &
        equipment in excess
           of tax basis                105,800         70,900
        Change in tax status           227,400        409,300
                                    $1,720,300     $1,923,200

As of June 30, 1998, the Company has federal loss carryforwards totaling $77,700 that may be offset against future federal taxable income. If not used, the carryforward will expire as follows:

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

The difference between the provision for income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate to income before taxes for the nine months ended June
30, 1998 and 1997 are as follows:

                                      1998                1997
   Tax expense at U.S.
    statutory rates             $902,200   34.0%    $629,100   34.0%
   State and local income
    tax                           65,100    2.5%      43,000    2.3%
   Non-deductible expense
    and other                     22,600     .9%           -      -
   Credit for increasing
   research activities           (71,300)  (2.7%)    (71,100)  (3.8%)
                                $918,600   34.7%    $601,000   32.5%

10.   Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average
number of shares of dilutive potential common stock.
                         Three Months Ended      Nine Months Ended
                               June 30                June 30
                          1998        1997        1997        1996
Net income                 546,714    643,770     1,735,059   1,252,735
Less preferred stock
 dividends                 (18,388)   (28,146)      (73,289)    (42,925)
Income available to
 common stockholders
 used in basic EPS         528,326    615,624     1,661,770   1,209,810
Preferred stock
 dividends                  18,388     28,146        73,289      42,925
Income available to
 common stockholders
 after assumed
 conversion of dilutive
 securities                546,714    643,770     1,735,059   1,252,735

Weighted average number
 of common shares used
 in basic EPS            7,545,553  7,257,720     7,398,110   7,257,720

Effect of dilutive
 convertible preferred
 stock                     383,701    585,600       515,485     299,250

Weighted average number
 of common shares and
 dilutive potential
 common stock used in
 diluted EPS             7,929,254   7,843,320   7,913,595   7,556,970




11.   Major Customer

For the three-month period ended June 30, 1998, sales to two customers amounted to approximately $1,907,000. For the three-month period ended June 30, 1997, sales to two customers amounted to approximately $1,435,700. For the nine-month period ended June 30, 1998, sales to two customers amounted to approximately $4,041,000. For the nine-month period ended June 30, 1997, sales to three customers amounted to approximately $2,749,600.

At June 30, 1998 and 1997 accounts receivable balance included
$2,109,000 and $783,000 due from two and one customers, respectfully.

12.   Lease Commitments

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of March 31, 1998:

      1999                         55,541
      2000                         21,134
      2001                          3,667
      2002                          3,056
      2003                              -

Rent expense amounted to $16,805 and $15,731 for the three months ended June 30, 1998 and 1997, respectively. Rent expense amounted to $56,420 and $37,512 for the nine months ended June
30, 1998 and 1997, respectively.

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

The following is a summary of segment information for the quarter ended June 30:

                     1998                           1997
       Software          Corporate        Software             Corporate
       And      Hardware                  And         Hardware
       Service                     Total  Service                        Total
       Fees                               Fees
Revenues from
external customers
     $1,718,295 $1,703,906    - $3,422,201 $1,400,567 $1,572,619    - $2,973,186


Interest
revenue   6,228          - 18,121   24,349      1,514          - 5,358     6,872

Interest
expense   7,040          -      -    7,040     11,633          -     -    11,633

Depreciation
and     412,337          -    456  412,793    370,473       489      -   370,962
amortization

Segment
profit  740,601   111,643 (61,357) 790,887    721,798  286,363 (62,630)  945,531

Expenditures
for
segment  42,565         -       -   42,565     50,100        -      -     50,100
assets

The following is a summary of segment information for the nine months ended June 30:
                    1998                            1997
     Software          Corporate           Software           Corporate
     And       Hardware         Total      And        Hardware        Total
     Service                               Servic
     Fees                                  Fees
Revenue from
external customers
     $5,559,667 $4,288,249    - $9,847,916 $3,773,225 $2,537,575    - $6,310,800

Interest
revenue  15,657       -  49,120     64,777      2,545        -   7,349     9,894

Interest
expense  33,740       -       -     33,740     52,344        -       -    52,344

Depreciation
and   1,229,982       -   1,422  1,231,404    977,034    1,466       -   978,500
amortization

Segment profit
     2,556,874 270,140 (221,016) 2,605,998 1,785,509 325,699 (215,023) 1,896,185

Expenditures
for
segment  85,957     -   269,000    354,957   143,367        -        -   143,367
assets

The following is a summary of identifiable assets for each segment as of June 30,:

            1998                             1997
Software                                  Software
And       Hardware                        And        Hardware
Service              Corporare            Service             Corporate
Fees                             Total    Fees                         Total
4,734,777 2,104,946  1,663,024 8,502,747  4,651,729  568,231  568,231  5,878,646

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

Network would caution readers that in addition to the important factors described elsewhere in the Form 10-QSB, the following important factors, among others, sometimes have affected, and in the future could affect, the Company's actual results and could cause the Company's actual consolidated results during 1998, and beyond, to differ materially from those expressed in any forward statements made by, or on behalf of Network.

Results of Operations

Revenue. Total revenue for the three-month period ended June 30, 1998 was $3,422,201. This revenue represents a 15% increase over the Company's revenues for the three-month comparable period in 1997. For the nine-month period ended June 30, 1998, revenues were $9,847,916 as compared to $6,310,800 for the same nine-month period in fiscal 1997, a 56% increase. The increase in revenue is attributable to the Company's increase in customer base during the first quarter; its resultant increase in service related income and an upgrading of independent software products to the Company's integrated net collection package.

In the area of licensing and servicing revenues, the Company experienced an increase of approximately 23% to $1,718,295 at the June 30, 1998 quarter end as compared to $1,400,567 in the same period ending 1997. During the nine-month period, licensing and servicing revenues increased 47% from $3,773,225 in fiscal 1997 to $5,559,667 during the same period in fiscal 1998. This increase in the licensing and servicing sectors of the Company's business is a result of the factors indicated above.

Hardware sales for the three-month period ended June 30, 1998 was $1,703,906 as compared to $1,572,619 or an 8% increase over the same period in 1997. For the nine-month period ended June 30, 1998, the Company experienced a 69% increase in hardware sales over the comparable period in 1997 from $2,537,575 to $4,288,249. This increase in hardware sales is directly attributable to customer upgrades and additional equipment purchases in response to Year 2000 issues.

Licensing and service revenues represented 50.2% of total revenues for the quarter ended and 56.5% for the first nine months of the fiscal year. Hardware sales were 49.8% of total revenues for the quarter and 43.5% for the first nine months of fiscal 1998.


Cost of Sales and Services. Cost of sales and services amounted to $1,897,514 and 55% of total revenue during the third quarter of fiscal 1998 as compared to $1,659,309 and 55% of total revenue for the comparable period in fiscal 1997. Cost of sales and services for the first nine months of the year amounted to $5,034,722 and 51% of total revenue as compared to $3,212,494 and 51% of total revenue for the comparable 1997 period. The increases in cost of sales and services are primarily attributable to the increases in hardware sales for the periods. On a percentage basis to total revenue, the 1998 cost of sales and services remained consistent with that of 1997, hardware sales, however carry a higher percentage of costs than do licensing and service fees.


Software Development Costs. Software development costs capitalized amounted to approximately $336,000 and $428,000 for the quarters ended June 30, 1998 and 1997, respectively. Approximately $898,000 and $1,191,000 were capitalized for the nine months ended June 30, 1998 and 1997 respectively. Less software development costs were capitalized in the comparable periods 1998 versus 1997 due to the Company's strategic decision to address its third generation product as add-on modules rather than continued development as a stand-alone product. Research and development costs increased approximately $118,000 from $49,000 in the current quarter versus the prior year quarter and to approximately $334,000 for the nine month period ended June 30, 1998 from $211,000 for the nine months ended June 30, 1997. It is anticipated that the Company will experience an increase in software development costs both capitalized and expensed, as its efforts to accommodate specific customer needs escalates. Additionally, the Company intends to continue recruiting and hiring additional software programmers and to consider additional complementary software technologies. Whether or not the Company will successfully achieve these goals cannot be assured since competition to hire programmers appears to be at an all time high and new technologies are uncertain.


General and Administrative. General and administrative expenses were 18% of revenue in the third quarter of fiscal 1998 as compared to 11% in the comparable period 1997. For the nine months ended June 30, 1998 general and administrative expenses were 19% of revenue and 16% in the comparable period in the prior year. The percentage increases are directly attributable to increases in Company personnel as well as utilizing the additional personnel in the administrative sector as opposed to development of the Company's software.


Provisions for Income Taxes. The income tax provision for the nine months ended June 30, 1998 and June 30, 1997 was $918,600 and $601,000, respectively. This represents 34.7% and 32.5% of income before taxes.


Quarterly Results. Net income for the three and nine-month periods ended June 30, 1998 were $546,714 and $1,735,059 respectively.  Net income for the comparable period ended June
30, 1997 amounted to $643,770 and $1,252,735, respectively. The decrease in net income for the comparable three months is attributable to utilization of Company personnel in the administrative sector as opposed to utilization of such personnel primarily in the Company's development area. Also, amortization of software development costs exceeded amounts capitalized for the three month period ended June 30, 1998 contrary to June 30, 1997.
Additionally, the increase in net income for the nine-month period ended June 30, 1998 versus the comparable prior period is partly attributable to the increase in sales of hardware.

On a per share basis, earnings were $.07 and $.22 for the three and nine months ended June 30, 1998. These per share amounts are down from the net income per common share amounts of $.08 for the three month period ended June 30, 1997 and up from $.17 for the nine month period ended June 30, 1997 for the reasons explained above.

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


Liquidity and Capital Resources. Cash totaled $1,422,394 on June 30, 1998. Cash provided by operating activities amounted to approximately $2,478,337 for the nine months ended June 30, 1998 compared to $1,068,685 in the comparable period of 1997. This increase in cash provided by operations is principally due to increases in the Company's operating liabilities and increased profits, generally.

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

For the nine month period ended June 30, 1998, the average collection days on accounts receivables was 95.1 days compared to
77.2 days for the comparable period in fiscal year 1997. This increase in collection days is attributable to a major version release of the Company's software towards the latter part of the quarter. The Company has a continued focus on collecting accounts and scheduling customer payments on a more time sensitive basis.

As a result of the above, the Company monitors its accounts receivable closely and attempts to make adequate provisions for potentially uncollectable receivables.

Year 2000 Compliance.   In 1993 the Company developed the
trademark software net collection1TM.   All databases, user
screens, application programs, and date sensitive algorithms were re-engineered to include the century within all date fields. All new products introduced by the Company are developed to include the century format. In addition, the Company has upgraded most 3rd party software used during the day to day operations of the Company and believes that this software meets the year 2000 requirements.

                             Part II
_________________________________________________________________
Item 5.   Other Matters

(1)  The Company received approval for listing on NASDAQ Small
     Cap effective July 10, 1998.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits included herewith are:
     (27)   Financial Data Schedule

(b)  Reports on Form 8-K

1.   Form 8-K filed with the Securities and Exchange Commission
June 1, 1998 announcing the forty-five day extension of its letter of intent with Innovative Control Concepts, Inc. This
Form 8-K is incorporated by reference.

2. Form 8-K filed with the Securities and Exchange Commission July 23, 1998 announcing that the Company had received NASDAQ Small Cap approval effective July 10, 1998 and termination of merger negotiations with Innovative Control Concepts, Inc. This Form 8-K is incorporated by reference.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange
Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              NETWORK SYSTEMS INTERNATIONAL, INC.

Date: 8/7/98                  /s/ Robbie M. Efird
                              Robbie M. Efird, President


Date: 8/7/98                  /s/ Michael T. Spohn
                              Michael T. Spohn, Chief Financial Officer


EXHIBIT INDEX


Exhibit                                                     Page

(27) Financial Data Schedule                                  21