Form 10KSB
period 1998-09-30
NETWORK SYSTEMS INTERNATIONAL INC
filed 1998-12-29
CIK 842722

4

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                         FORM 10-KSB
(Mark One)
[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934
           For the Fiscal Year Ended September 30, 1998

                              OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
           For the transition period from .... to... .

       Commission File Number  0-22991   CUSIP NUMBER 64121L 10 3

                    NETWORK SYSTEMS INTERNATIONAL, INC.
         (Exact name of registrant as specified in the charter)

           Nevada                                87-0460247
(State or other jurisdiction of    (I.R.S. Employer Identification Number)
incorporation or organization)

           200 North Elm Street, Greensboro, North Carolina, 27401 (Address of principal executive offices, Including zip code)

     Registrant's telephone number, including area code:  (336) 271-8400

 Securities registered pursuant to Section 12(b) of the Act:

          Title of each class       Name of Exchange on which registered
                None                                None

Securities registered pursuant         Common Stock, $.001 par value
to Section 12(g) of the Act:                   (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                       Yes X    No __

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended September 30, 1998 was $12,804,921.

As of December 22, 1998 there were 7,671,254 outstanding shares of common stock, par value $.001 per share. The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on December 22,1998 based on the average bid and ask price on such date was $4,939,354.

DOCUMENTS INCORPORATED BY REFERENCE: A more complete statement of the information required by Part III of Form 10-KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 1998 AnnualMeeting of Shareholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

Transitional Small Business Disclosure Format:    Yes  __   No X


                      TABLE OF CONTENTS

Part I

Item 1. Business                                                3
Item 2. Properties                                              6
Item 3. Legal Proceedings                                       7
Item 4. Submission of Matters to a Vote of Security Matters     7

Part II
Item 5. Market for Common Equity and Related
        Stockholder Matters                                     7
Item 6. Management's Discussion and Analysis                    9
Item 7. Financial Statements                                   14

Part III
Item 9.  Directors, Executive Officers,Promoters and
         Control Persons; Compliance With Section 16(a)
         of the Exchange Act.                                   28
Item 10. Executive Compensation                                 31
Item 11. Security Ownership of Certain Beneficial Owners
         and Management                                         32
Item 12. Certain Relationships and Related
         Transactions                                           33
Item 13. Exhibits and Reports on Form 8-K                       33


PART I

Item 1.   Description of Business

On April 22, 1996, Network Systems International, Inc. (the "Company") was the survivor corporation in a reverse triangular merger whereby two of its wholly owned subsidiary corporations merged with two North Carolina corporations, with the North Carolina corporations being the surviving corporations in the merger. The newly formed company is now the parent company of three wholly owned subsidiary corporations: Network Information Services, Inc. and Network Investment Group, Inc., both North Carolina corporations.

Network Information Services, Inc. ("NIS") was originally incorporated under the laws of the State of North Carolina on September 9, 1985 and began its operations as a contract programming firm whose efforts were primarily focused on providing direct programming services to the manufacturing industry.

During the first few years of its development, NIS successfully obtained contract programming orders from various manufacturing entities throughout the State of North Carolina. Over the succeeding ten year period, proprietary software (NET(c)) was developed and operations expanded with the continuous introduction of enhanced modules keeping pace with changing environments in manufacturing processes. Copyrights were obtained for the developed software packages of the Company and trademarks obtained on "the net collectionT" software developed by the Company in 1996.

The Company is a leading developer and marketer of Enterprise Resource Planning (ERP) software for use in manufacturing and general business applications. NET's broad product line includes proprietary software for sales forecasting/budgeting, sales order processing, purchasing, planning, manufacturing and distribution management. Software modules are in continuous development with existing modules enhanced quarterly for distribution to the Company's customer base. In addition to the marketing of its proprietary software, the Company's Customer Relations Group provides a focused concentration on customer in-house education at its headquarters' NET Process Learning Center and customer on-site implementation services.

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

The Company's operations utilize a full service staff of fifty-eight full time associates and a customer base consisting of numerous major manufacturing giants such as WestPoint Stevens, Pillowtex Corporation and many others. Current annual sales approach the $13,000,000 level.
Profits are tracked on a profit center (segment) basis and are generically derived through software license fees, annual maintenance fees, implementation services, hardware sales, and the Net Process
Learning Center.

The software development and implementation service business is varied because of the unique qualities of each new development initiated to meet business/industry specific needs. Although application can be universal, its specificity is only limited by the imagination of the developer. Once created, functions can be easily modified from their generic form in order to meet industry specific needs. Another unique feature attractive to the software development and programming industry is the longevity of developed programs which minimize variable costs post development. Once born, programs have perpetual longevity and fully maintain their value added marketability by way of customer service agreements which provide customers with continuous enhancement of modules. For the process manufacturing industry, ever changing needs emerge as consumer demands dictate new innovation and product development. As a result, enhancements of modules are developed in order to meet the changing needs of the industry.

Although NET(c) was originally designed as an industry specific product, the Company ultimately restructured the program design to allow generic application to the process manufacturing industry in general. The net collection(tm) now provides process application through utilization of the Company's individual products marketed under the titles: net
ResourceManager(tm); net CustomerLink(tm); net ProPlan(tm); net Po+(tm); net Scheduler(tm); net EventTracker(tm); net InventoryProcessor(tm);
net CostConstruction(tm) and net Exec(tm). Markets now include the general process manufacturing industry as a whole.

Overview of Business Segments

Today, the principal products of the Company include not only the net collection(tm); but also full implementation services; on-site training at a customer facility; in-house training at the Company's headquarters (The Net Process Learning Center); customer specific module designs; and equipment sales and training. Individual products of the net collection(tm) include:

net ResourceManager(tm)

net ResourceManager(tm) is the foundation product within the net collection. net Resource Manager(tm) enables an organization to finitely define all product resources, process resources, overhead resources and labor resources required in the manufacturing process.

net CostConstruction(tm)

net CostConstruction(tm) is the product within the net collection(tm)

responsible for building cost structures. net CostConstruction(tm) integrates with net ResourceManager(tm) enabling the entry of up to eight plant-based costs for all purchased products, labor resources, and overhead cost elements. These independent costs are summed immediately during the building of the bill of resources, giving the product development staff immediate cost for products and "what if" cost for existing resources.

net CustomerLink(tm)

net CustomerLink(tm) is the sales order processing product within the net collection(tm). net CustomerLink(tm) is built to process volumes of orders with minimal human intervention. The customer profile, customer product translation tables, price lists, credit rules, standard shipping instructions, invoicing defaults, and accounts receivable posting rules provide data to the appropriate order management process, thus facilitating the order fulfillment function.


net ProPlan(tm)

net ProPlan(tm) is the product within the net collection(tm) responsible for building time-phased resource plans. net ProPlan integrates with all products within the net collection(tm) to answer the following questions:
What are we going to make? What resources are required to make it? What do we have? What do we need? When do we need it?


net PO+(tm)

net PO+(tm) is the purchase order management product within the net collection(tm). net PO+(tm) enables an organization to consolidate all divisional and plant purchasing requirements into one system. Multiple supporting tables enable the user to build standard data that will default into the various business functions expediting the purchasing process. The vendor profile accepts traditional input such as name, address, and contact. It also defines barcode expectations, remit to addresses, 1099 information, currency unit of measures, invoice considerations, and accounts payable general ledger codes. The system also affords the user the opportunity to maintain a vendor product code cross-reference and associated price list.

net Scheduler(tm)

net Scheduler(tm) is the product within the net collection(tm) responsible for manufacturing order management. net Scheduler(tm) provides visibility of the entire manufacturing environment allowing the user community to enhance manufacturing productivity through dynamic utilization of capacity and material resources. The system is built utilizing control numbers referred to as manufacturing orders. A manufacturing order may be created on demand to build a stock position, or created as a make-to-order for a specific customer, or created from net ProPlan(tm) to satisfy an aggregate demand.

net EventTracker(tm)

net EventTracker(tm)is the product within the net collection(tm) responsible for building a data warehouse of specific events that occur.
net EventTracker(tm) supports system generated events (like manufacturing order starts and stops) as well as user defined events to alert the plant floor manufacturing associates with specific product run instructions and quality tracking measurement requirements. Certain events impact summary perpetual inventory.

net InventoryProcessor(tm)

net InventoryProcessor(tm) manages unit level stock inventories as well as perpetual summary inventories. net InventoryProcessor(tm) receives inventory event requests primarily from net PO+(tm), net CustomerLink(tm), net Scheduler(tm), and net Distribution Handler(tm)in early 1999 to receive inventory against open orders; allocate available inventory to sales orders, issue direct material to manufacturing orders; handle customer and work-in-process returns; re-pack non-consumed inventory; transfer inventory to off-site locations; and ship inventory to customers.

net Exec(tm)

Net Exec(tm) is the product within the net collection(tm) responsible for accounting transaction management as well as executive information analysis. net Exec(tm)enables the user to classify all products within net ResourceManager(tm)into financial categories and subcategories. The system then harvests all financial events (sales, purchase order receipts, invoices, etc.) and places the results in an executive accounting data warehouse. The data warehouse is detailed but available for summarization by category and subcategory. Information in the data warehouse may be formatted based on user requirements and exported to third party general ledger environments with any frequency. Standard structures are established for sales/accounts receivable and purchasing/accounts payable.

net Exec(tm) has a graphical representation model built using the data warehouse, depicting week-to-date, month-to-date, quarter-to-date, and year-to-date sales matrices by customer, salesperson, category, subcategory, market segment, merchandising class, and product. The system summarizes sales and cost incurred, calculating gross and net margins. The net Exec(tm) data warehouse is also available for multi-dimensional reporting, utilizing third-party spreadsheet tools or query products

New Products

The Company intends to continue its aggressive approach to module enhancements of its software package. In addition to others, new products such as net DistributionHandler(tm), which manages all distribution and warehouse management functions, are intended to be introduced early in fiscal year 1999. However, there can be no assurances that the Company will not experience difficulties that could delay or prevent the successful completion, introduction and marketing of the new software package or that it will adequately meet the needs of customers. Should, however, the software package prove successful and achieve widespread acceptance, the Company would anticipate an increase in revenues from both licensing fees and services.

Distribution Methods

The principal distribution method for products and services include: marketing in numerous trade journals and magazines; direct telemarketing; industry trade shows; direct mail marketing; and customer and consultant referrals. The Company customer base consists of small to medium manufacturing companies as well as Fortune 500 companies.

Research and Development

During the last two fiscal years, the Company has expended in excess of $3.6 million dollars in the area of research and development and capitalized software costs for new product design and enhancements to existing products. It is anticipated that the Company will continue to reinvest in research and product design in a continued effort to enhance its existing suite of products.

Competitive Business Conditions

Competitive business conditions are wide and varied. The industry as a whole consists of multi-billion dollar giants such as Microsoft to the small upstart companies attempting to develop single niche markets. Network Systems International, Inc.
is considered small in terms of current revenues and competes with similar software and service providers with revenues from 20 to 40 million dollars such as Effective Management Systems, Inc., Datalogic International,Inc., Computer Associates International, Inc.
and Fourth Shift Corporation. These competitors and others have substantially greater financial, marketing and technological resources than the Company. Therefore, there can be no assurance that the Company will be able to successfully compete against these companies. Additionally, because software development is becoming more universal, a potential competitor who possesses the necessary knowledge to design a similar product; train a professional implementation staff; and have financial resources, could develop a product utilizing lower price points. If such product were developed and surpassed the technological process structure of the Company's product, attention of customers might shift to the new program, resulting in a precipitous decline in the sales of the Company's comparable product. The Company believes however, that the infrastructure it has put in place and its product design has given it a significant lead over other companies that might attempt to emulate its product and services business module.

The software industry has been in existence for forty years and has seen innumerable software developers enter into and leave the industry over the term. However, rapid changes in new technology in both the software and hardware industries have allowed only those willing to adapt to these rapid changes to survive. The new generation software developers who have successfully made the transition have done so by way of substantial reinvestment in research and product design and have established alliances with major hardware producers on an international level.
The synergy between software developers and hardware producers have allowed both to surpass the hurdles inherent in an advancement of one without the other. As the industry continues to grow and expand, further adaptation will be required of those companies who will establish themselves as industry leaders of the twenty-first century.

Although the Company is not dependent upon one or a few major customers, the Company does conduct business with customers who might be deemed significant and from which the Company would suffer a negative impact upon the loss of such customers.

Governmental Regulations

Currently there are no existing or probable governmental regulations affecting the Company's business and the Company's products and services are not affected by compliance with environmental laws, rules or regulations. Neither is governmental approval of principal products or services required.


Item 2.   Description of Property

The principal location of the Company's property is located in Greensboro, North Carolina. The Company owns a 26,000 square foot facility from which principal operations throughout the southeastern United States are conducted. The property carries a mortgage of $355,000. Since its purchase in early 1995, the Company has significantly developed the property and modernized both exterior and interior portions of the facility. The condition of the property is considered excellent. The facility is considered both suitable and adequate for the Company. Currently, new offices are being added to the facility in order to accommodate an anticipated increase in development personnel.

Additionally, the Company owns a small facility in Florida through which various marketing activities are conducted. This facility is considered adequate for the Company's current and future needs.

The Company leases a facility in Las Vegas, Nevada from which much of its administrative and legal functions are conducted. The Company provides contract services to its subsidiary corporations through the Nevada facility.

The Company also leases offices at Executive Center Drive in Greenville, South Carolina. The Greenville facility is utilized by eight associates of the Company who are charged with responsibility for managing specific customer sites in the surrounding area.

Additionally, the Company operates and funds satellite offices in Clover, South Carolina; Greenville, North Carolina; Matthews,
North Carolina; and Wilmington, North Carolina.

Item 3.  Legal Proceedings

The Company is currently and will continue to be involved in routine legal proceedings that are incidental to the business. In the opinion of management, including internal counsel, these routine proceedings will not have a material adverse effect on the Company's financial position or overall trends in results of operations.

On December 16, 1998 the Company received written correspondence on behalf of a former customer demanding a prorata refund of fees paid for licensing, services, and equipment purchases. Should the contractual issues of the dispute ultimately be submitted to arbitration, the Company would intend to vigorously defend the allegation and assert certain counter claims against the customer. Management believes, however, that under a worse case scenario this dispute would not result in a material adverse effect on the company's consolidated financial position.

The estimate of the potential impact on the Company's financial position or overall results of operations for the above legal proceedings could change in the future.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1998.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's common stock is traded on the NASDAQ Small Cap under the symbol NESI. The stock initially traded on the Over-the-Counter (BB) market until July 10, 1998 when the Company was officially approved for listing on NASDAQ. Stock activity, prior to July 10, 1998, is reflected below as inter-dealer prices, without retail mark-up, mark-down on conversion and may not represent actual transactions:


First Quarter, 1998           Second Quarter, 1998

High (Ask)   Low (Ask)        High (Ask)    Low (Ask)
$ 10.50      $ 6.25           $ 9.00        $ 5.25

High (Bid)   Low (Bid)        High (Bid)    Low (Bid)
$ 9.00       $ 4.75           $ 8.625       $ 5.00


Third Quarter, 1998           Fourth Quarter(2),1998

High (Ask)   Low (Ask)        High          Low
$ 8.50       $ 5.125          $ 6.75        $ 3.00

High (Bid)   Low (Bid)
$ 8.25       $ 4.75



First Quarter(1), 1997        Second Quarter, 1997

High (Ask)   Low (Ask)        High (Ask)     Low (Ask)
$ 2.25       $ 2.25           $ 2.25         $ 1.25

High (Bid)   Low (Bid)        High (Bid)     Low (Bid)
$ 0.375      $0.375           $ 1.00         $ 0.375


Third Quarter, 1997           Fourth Quarter, 1997

High(Ask)    Low (Ask)        High (Ask)     Low (Ask)
$ 2.50       $ 1.375          $ 8.50         $ 2.1875

High (Bid)   Low (Bid)        High (Bid)     Low (Bid)
$ 2.25       $ 1.00           $ 7.75         $ 1.875


(1) The Company's fiscal year-end was changed to September 30, therefore, what would have otherwise been reported as fourth quarter is changed to first quarter, 1997.
(2) The Company stock was approved for listing on the NASDAQ Small Cap on July 10, 1998, therefore, High and Low sales prices are used for fourth quarter reporting

As of December 22, 1998, there were 595 holders of record of common stock of the Company.

Item 6.  Management's Discussion and Analysis

THIS MD&A CONTAINS FORWARD LOOKING INFORMATION.  EXCEPT FOR
HISTORICAL DATA, THE MATTERS DISCUSSED IN THIS FORM 10-KSB
CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND
UNCERTAINTIES.

Network would caution readers that in addition to the important factors described elsewhere in the Form 10-KSB, the following may contain forward looking statements that involve risk and uncertainties, including without limitations, continued acceptance of the Company's products and services, increased levels of competition, new products and technological changes, the Company's dependency on financing third party suppliers and intellectual property rights, and other risks.
The Company's actual consolidated financial results during 1999, and beyond, could differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

RESULTS OF OPERATIONS

Revenue. Network's annual revenues are stated for the twelve-month period from October 1, 1997 through September 30, 1998. Net revenue for the period was $12,804,921, a 63.5% increase over the comparable period in 1997. Much of the increase is as a result of an increase in demand for customer specific designs in the Company's proprietary software, the net collection(tm), an increased customer base due to upgrading of independent software products to the Company's integrated package, and an increase in customer base due to Year 2000 compliance concerns in the process manufacturing industry.
In addition, equipment revenues surged due to customer upgrades of hardware, radio frequency technology, and the concerns over rapidly approacing Year 2000 issues.

The Company's operations are classified into two principal industry segments for reporting purposes. They are: (1)software licensing sales with related services and (2)hardware sales. Revenues from licensing software and services fees amounted to $7,240,935 for the twelve month period ended September 30, 1998 compared to $5,108,192 for the same period in 1997.
This represents an increase of 41.7% principally due to increased efforts in customer specific designs; increased emphasis on marketing the net collection(tm) and an increase in business due to Year 2000 compliance concerns in the process manufacturing industry. In the hardware segment of the business, revenues for the period ended September 30, 1998 amounted to $5,563,986 as compared to $2,722,652 for the comparable period ended September 30, 1997. This represents a 104.3% increase in hardware sales principally due to additional equipment acquisition by customers in an effort to better address their equipment needs as well as the increased demand for radio frequency technology.

Net income for the period ended September 30, 1998 increased to $1,967,078 from $1,476,346 over the comparable period in 1997, an 33.2% increase.

Cost of Sales and Services. Annual cost of sales and services as a percentage of revenue increased in fiscal 1998 to 54.3% from 46.9% over the comparable period in fiscal 1997. This increase is attributable to 7.8% decrease in profit margin on equipment sales due to vendor discounts, commission, customer price point demands. Additionally, the Company experienced increased wage demands due to Year 2000 compliance concerns in retaining and hiring quality personnel.

General and Administrative. General and administrative expense for the year ended September 30, 1998 was $2,490,815 or 19.4% of sales compared to $1,670,163 or 21.3% of sales for the year ended September 30, 1997.
The increase in general and administrative expenses is contributed to increased hiring costs and promotion expense for the sale of the Company's preferred stock in a private placement offering.

Software Development Costs. Software development costs, both capitalized and expensed as research and development, amounted to $1,753,358 in fiscal 1998, as compared to $1,913,816 in fiscal 1997; a 6.9% decrease.
Of these amounts, $1,301,276 and $1,648,350 were capitalized in 1998 and 1997, respectively. More software development costs were capitalized in 1997 versus 1998 since technological feasibility of more products was achieved in fiscal year 1997. It is anticipated that the Company will experience an increase in software development costs both capitalized and expensed, as its efforts to accommodate specific customer needs escalates. Additionally, the Company intends to continue recruiting and hiring additional software programmers for research and development purposes and to consider additional complementary software technologies. Whether or not the Company will successfully achieve thes goals cannot be assured since competition to hire programmers appears to be at an all time high and new technologies are uncertain.

Provisions for Income Taxes. Income taxes are provided for transactions reported in the financial statements and consist of taxes currently due, plus deferred income taxes. The income tax provision for the year ended September 30, 1998 and 1997 was $1,001,800 and $694,700, respectively.
The effective tax rate for the year ended September 30 1998 and 1997 was 33.8% and 32.2%, respectively.

The Company believes that in the future its results may reflect quarterly fluctuations resulting from such factors as order deferrals in anticipation of new product releases, delays in the release of new products, a slower growth rate in the overall manufacturing industry, a loss of significant associates to competition or adverse general economic and manufacturing conditions in the industries in which the Company does business. Rapid technological change and the Company's ability to develop and market products that successfully adapt to that change may also have an impact on the results of operations. Further, increased competition in the design and distribution of manufacturing software products could also negatively impact the Company's results of operations. Lastly, the software industry may well experience a downturn in overall business activities as customer demands for products and services are lessened after Year 2000 compliance has been achieved.

Due to the factors stated above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

Liquidity and Capital Resources. Cash and cash equivalents totaled $1,228,894 on September 30, 1998. Cash provided by operating activities amounted to $2,649,826 for the year end as compared to $1,843,968 in the comparable period of 1997. This increase in cash provided by operations is principally due to increases in completion of uncompleted contracts over the prior period and increased profits generally as demands for Year 2000 compliance matters are aggressively being addressed in the overall process manufacturing industry.

With revenues for the period ended September 30, 1998 amounting to $12,804,921 and accounts receivable amounting to $3,119,493, such accounts receivable for approximately 24% of revenues. Hardware equipment receivables make up $1,356,008 or 43.5% and software services are $1,763,485 or 56.5% of the accounts receivable balance. This large accounts receivable is principally due to the methods utilized in contractual commitments between the Company and its customers and seasonality of sales in the general textile industry will often cause adjustments in payment schedules. During the period, the average collection days amounted to 59 days as compared to 64 days in the prior period. Contracts receivable for software licenses amounted to $667,280 at September 30, 1998. Revenue from the sale of software licenses is recognized after shipment and fulfillment of all major obligations under the terms of the licensing agreements. The licensing agreements are typically for use of Company products and are usually restricted by the number of copies, the number of users and the term.

Long term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products; financing anticipated growth; adding additional personnel; and the possible acquisition of software products or technologies complimentary to the Company's business. The Company believes that its existing cash, cash equivalents, available lines of credit and anticipated cash generated from continuing operations will be sufficient to satisfy its currently anticipated cash requirements for the 1999 fiscal year. However, because the Company believes the level of financial resources is a significant competitive factor in its industry, it intends to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth, and provide the Company with additional flexibility to take advantage of business opportunities that may arise. However, there are no assurances as to the timing or success of such financing, if made at all. If such financing is not obtained, the Company's future performance could be negatively impacted.

OTHER MATTERS

Some of the key variables and other qualitative and quantitative factors which might be deemed necessary to an understanding and valuation of the Company's business and risks associated therewith are as follows:

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

Rapid Technological Changes. The computer software industry is characterized by rapid technological change and uncertainty as to the impact of emerging software solutions and services to the general process manufacturing industry. Major changes and/or additional competition could negatively impact the Company's future performance.

Long-term Investment Cycle. Developing and localizing software for the process manufacturing industry is expensive and the investment in software development often involves a long payback cycle. Network's plans for fiscal year 1999 include significant investments in software development and related product opportunities from which revenues may not be achieved for a number of years. Management expects total spending for software development in 1999 to increase over 1998. Expenditure of funds for research and development may prove to be ill spent in the event the final product achieved does not meet market expectations and acceptance.

Prices. Future prices Network is able to obtain for its software and services may decrease from historical levels depending upon competitive markets, customer demand and other unknown and unforeseen factors.

Sales and Marketing. Network's business plan for 1999 includes a significant investment in its sales and marketing efforts. Additionally, the Company expects to continue to expand marketing efforts in order to gain name recognition of its corporate identify and in the promotion of its common stock. There can be no assurances that the expenditure of these funds will ultimately achieve anticipated goals set.

Implementation. A significant portion of the Company's income is derived from software implementation services to its customers. Increasing implementation demands will require the Company to expand its programming personnel and associated investment costs in the training of such personnel. Although the Company believes that current and projected cash flow will be sufficient to provide additional personnel in today's highly competitive market, there can be no assurance that the Company could sustain the cost of additional personnel over the long term without additional financing resources.

Litigation. The Company is currently and will continue to be involved in routine legal proceedings that are incidental to the business. In the opinion of management, including internal counsel, these routine proceedings will not have a material adverse effect on the Company's financial position or overall trends in results of operations. As such, there can be no assurance that litigation will arise or will not in the future. Should such litigation occur, the necessary cost to defend such litigation would negatively impact future earnings of the Company.

On December 16, 1998 the Company received written correspondence on behalf of a former customer demanding a prorata refund of fees paid for licensing, services, and equipment purchases. Should the contractual issues of the dispute ultimately be submitted to arbitration, the Company would intend to vigorously defend the allegation and assert certain counter claims against the customer. Management believes however that under a worse case scenario this dispute would not result in a material adverse effect on the Company's consolidated financial position.

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

Funding. Primary sources of internal liquidity are generated through the Company's designated profit centers: software licensing fees; support and maintenance fees; implementation fees; services fees; Net Learning Center fees; and hardware sales. During fiscal 1997, a limited private placement was utilized, however, the Board of Directors has indicated a desire to initiate a subsequent second private placement and/or secondary offering of
its common stock .   Whether the secondary offering is initiated, or if
initiated, is successful, is uncertain. Additionally, the costs associated with such offering may tend to negatively impact the Company's anticipated cash flow needs.

Account Closure. The Company's approach to account closure is to provide customers with its proprietary software for process manufacturing on a license fee basis; train customer associates on the proper and practical application of the software to the customers specific process needs; provide customers with process correct hardware to timely meet process applications;
and provide maintenance service through continuous updating of program modules. The Company also provides a 24 hour "helpline" service to insure a non-disruptive flow of manufacturing processes once the customer has gone "on-line" with the net collection(tm) program. The Company's hardware division operates in a partnership arrangement with IBM and others to provide equipment for future update application and expansion. An unexpected disruption in one or more of these procedures could cause anegative impact on the Company's operating results and profitability.

Material Customers. The Company could potentially face the risks related to loss of material customers. Such loss of customers would have an immediate negative impact on the profitability of the Company.

Loss of Significant Personnel. The success of the Company depends heavily on the abilities of CEO in connection with the day-to-day operations of the Company and the successful development of new software modules. There can be no assurance that the CEO will be available or that a suitable replacement will be found in the event of his untimely death or disability. The loss of the CEO would adversely affect the Company's operations.

Year 2000 Issues.   Like many other companies, the year 2000 computer issue
creates risks for Network Systems International, Inc. If internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's financial position. The Company has organized a comprehensive compliance committee to conduct a detailed analysis of its products and prepare its computer systems for the Year 2000. Network's plan is to have changes to critical systems completed by the first quarter of 1999 to allow time for testing throughout 1999. Additionally, the Company is assessing the capability of its software sold to customers to handle Year 2000 and has a plan in place to address product issues during fiscal year 1999. Management expects that the costs of the Year 2000 testing will not have a material effect on the Company's financial position. Network is also contacting critical suppliers, such as our hardware vendors, to determine that the suppliers operations and the products and services they provide are Year 2000 capable or their progress towards Year 2000 capability. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company.

Year 2000 compliance issues are currently a grave concern throughout the software industry as a whole. From a legal context, no case law has yet been established that enables the industry to definitively address issues before they arrive. As such, the uncertainties in this area are significant and potentially devastating. Although the Company has fully established an internal Year 2000 compliance committee to conduct a detailed analysis of its products and believes that its products are fully compliant, there can be no assurance that some unknown and unanticipated negative event will not occur. Additionally, Year 2000 compliance issues are relatively new to the industry. How Year 2000 law will ultimately address liabilities for software sold prior to the time Year 2000 issues became known is uncertain and unclear. Should the courts ultimately establish a rule of law under some "should have known" theory and places liability on software vendors, such ruling would have an immediate and substantially negative impact on the operations and financial stability of the Company.

Item 7.  Financial Statements.



                            INDEX

                                                                  Page #

Report of independent certified public accountants                15

Consolidated balance sheet                                        16

Consolidated statements of income                                 17

Consolidated statements of cash flow                              18

Consolidated statement of changes in stockholders' equity         19

Notes to consolidated financial statements                        20

Selected Financial Data                                           26



PENDER NEWKIRK & COMPANY
Certified Public Accountants
100 South Ashley Drive
Suite 1650
Tampa, Florida  33602
(813) 229-2321


                           Independent Auditors' Report



Board of Directors and Stockholders
Network Systems International, Inc.
 and Subsidiaries


We have audited the accompanying consolidated balance sheet of Network Systems International, Inc. and Subsidiaries as of September 30, 1998 and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the years ended September 30, 1998 and September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network Systems International, Inc. and Subsidiaries as of September 30, 1998 and the results of its operations and its cash flows for the years ended September 30, 1998 and September 30, 1997, in conformity with generally accepted accounting principles.


/s/ Pender Newkirk & Company


Certified Public Accountants
Tampa, Florida
November  20 , 1998


               Network Systems International, Inc. and Subsidiaries
                            Consolidated Balance Sheet
                                September 30, 1998

Assets
Current Assets
       Cash                                      $ 1,228,894
       Accounts receivable, trade, net of
          allowance of $400,000                    3,119,493
       Contracts receivable, net of allowance
          of $100,000                                667,280
       Note receivable, current                       30,000
       Accounts receivable, related parties          112,804
       Income tax receivable                          19,625
       Other current assets                           56,411
Total Current Assets                               5,234,507

Property and equipment, net of accumulated
  depreciation                                     1,195,876

Other Assets
        Note receivable, net of current              111,273
        Software development costs, net of
          accumulated amortization                 1,423,794
        Other                                        134,887
Total Other Assets                                 1,669,954

Total Assets                                     $ 8,100,337



Liabilities and Stockholders' Equity
Current Liabilities:
       Notes payable, current                    $    31,000
       Capital lease obligation, current              83,000
       Accounts payable, trade                     1,004,583
       Other accrued liabilities                      25,356
       Deferred revenue                              330,478
Total current liabilities                          1,474,417

Long Term Liabilities:
       Deferred income taxes                         467,000
       Notes payable, net of current
         maturities                                  323,649
       Capital lease obligation, net of
         current maturities                           76,157
Total long term liabilities                          866,806

Stockholders' Equity
       Preferred Stock; $.001 par value;
         authorized 12,500 shares; issued
         and outstanding 6,100 shares                      6
       Common Stock; $.001 par value;
         authorized 100,000,000 shares;
         issued and outstanding 7,661,754
         shares                                        7,662
       Capital in excess of par value              3,292,162
       Retained earnings                           2,459,284

Total stockholders' equity                         5,759,114

Total liabilities and stockholders' equity       $ 8,100,337

The accompanying notes are an integral part of the consolidated financial statements.



         Network Systems International, Inc. and Subsidiaries
                  Consolidated Statements of Income


                                        Years Ended September 30

                                          1998          1997
Revenue:
     Licensing and servicing revenue    $ 7,240,935   $ 5,108,192
     Equipment revenue                    5,563,986     2,722,652
Total revenue                            12,804,921     7,830,844

Operating expenses:
     Cost of sales and services           6,948,331     3,675,511
     Research and development               452,082       265,466
     General and administrative           2,490,815     1,670,163
                                          9,891,228     5,611,140

Operating income                          2,913,693     2,219,704

Other income (expenses)
     Interest, net                           39,537      (63,998)
     Other, net                              15,648       15,340
                                             55,185      (48,658)

Income before income tax provision        2,968,878     2,171,046

Income tax provision                      1,001,800       694,700

Net income                              $ 1,967,078   $ 1,476,346


Earnings per common share               $       .25   $       .19

Earnings per common share-
     assuming dilution                  $       .25   $       .19

The accompanying notes are an integral part of the consolidated financial statements.


                  NETWORK SYSTEMS INTERNATIONAL, INC.
                          AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOW

                                       Years Ended September 30
                                           1998            1997
Operating activities
 Net income                            $ 1,967,078     $ 1,476,346
 Adjustments to reconcile net
 income to net cash provided by
 operating activities:
    Depreciation and amortization        1,643,830       1,332,356
    Promotional fees paid with stock       240,000               -
    Provision for bad debts                460,106         510,976
    Change in operating assets and
      liabilities:
         Accounts receivable and
           contracts receivable         (2,580,788)     (1,070,225)
         Prepaid assets, other
           receivables, and other
           assets                           16,427        (144,530)
         Income tax receivable             (19,625)              -
         Accounts payable and accrued
           liabilities                     777,535         (12,274)
         Unearned revenue                   69,493         125,477
         Deferred income taxes            (134,300)         86,600
         Net billings over (under)
          costs of uncompleted
          contracts                        210,070        (460,758)
   Total adjustments                       682,748         367,622
   Net cash provided by operating
      activities                         2,649,826       1,843,968

Investing activities
   Acquisition of property and
     equipment                            (374,555)       (177,995)
   Software development                 (1,301,276)     (1,648,350)
   Issuance of Note Receivable            (200,000)       (168,852)
   Payment received on Note Receivable     227,579               -
   Increase in cash surrender value
     of life insurance                     (64,966)        (48,881)
   Net cash (used in) investing
   activities                           (1,713,218)     (2,044,078)

Financing activities
   Payment on notes payable, long-
     term debt and capital leases         (109,726)       (150,437)
   Net proceeds from issuance of
     preferred stock                             -         856,689
   Dividends paid                          (89,401)        (72,469)
   Net borrowings (payments) on line
     of credit                                   -         (19,747)
   Net cash (used in) provided by
     financing activities                 (199,127)        614,036

Net increase in cash                        737,481        413,926

Cash at October 1                           491,413         77,487

Cash at September 30                    $ 1,228,894     $  491,413

Supplemental disclosures of cash flow
  information and noncash investing and
  financing activities
     Cash paid during the period for:
        Interest                        $    46,101     $   63,998
        Taxes                           $ 1,104,681     $  668,084

During 1998, the Company issued 93,750 shares of its common stock recorded at $300,000 as payment for promotional expenditures of which $240,000 was recorded as expense during 1998 and $60,000 during fiscal 1997.

The accompanying notes are an integral part of the consolidated financial statements.



    Network Systems International, Inc. and Subsidiaries
  Consolidated Statement of Changes in Stockholders' Equity
                Year ended September 30, 1998


             Common Stock      Preferred Stock
             ______________   _________________
                                             Capital
             Number   $.001   Number  $.001  in excess
             of       Par     Of      Par    of Par      Retained
             shares   Value   Shares  Value  Value       Earnings   Total

Balance
October 1,
1997        7,257,554 $7,258  12,309  $12    $2,992,560  $ 581,607  $3,581,437

Issuance of
common
stock          93,750     94      -     -       299,906          -     300,000

Conversion
preferred
stock         310,450    310  (6,209)  (6)         (304)         -           -

Dividends
on
preferred
stock               -      -      -     -             -    (89,401)   (89,401)

Net Income
for the year
ended
September 30,
1998                -      -      -     -             -  1,967,078  1,967,078

Balance
September
30, 1998   7,661,754 $ 7,622   6,100 $  6    $3,292,162 $2,459,284 $5,759,114

The accompanying notes are an integral part of the consolidated financial statements.


            Network Systems International, Inc. and Subsidiaries
                Notes to Consolidated Financial Statements
        For the Years Ended September 30, 1998 and September 30, 1997


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

As a result of the merger, accounted for as a reverse acquisition which is similar to the purchase method of accounting, shareholders of NIS and NIG caused the transfer of all of their shares of common stock in the companies, which had a total assets value of approximately $3,800,000, to the Company in exchange for 5,250,176 (subsequently adjusted to 6,562,720) shares of common stock of the Company.

NIS was incorporated under the laws of the State of North Carolina on September 9, 1985 and develops, licenses software, and supports software products primarily for the textile, sewn products and process manufacturing industries. Operations are concentrated in North and South Carolina, however, NIS has clients throughout the east coast of the United States.
It employs approximately 58 full-time associates, headquarted in Greensboro, North Carolina and has satellite offices in Greenville, S.C., Wilmington, N.C., Matthews, N.C., Apollo Beach, FL, and Florence, S.C.

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

On July 16, 1997, the Company entered into a six-month agreement with a director of the Company to promote its stock. In exchange for the promoters efforts, the Company agreed to issue common stock for services rendered if the common stock achieved certain minimum bid price levels. The promoter has earned 93,750 shares of common stock under the terms of the agreement.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Property and Equipment:
Property and equipment are recorded at cost. Additions to and major improvements of property and equipment are capitalized. Maintenance and repair expenditures are charged to expense as incurred. Depreciation is computed for financial reporting purposes principally by use of the straight-line method over the following useful lives: buildings 39 years, leasehold improvements 7-39 years, furniture, fixtures and office equipment 5-7 years, computer software 3-5 years. Depreciation expense for the years ended September 30, 1998 and 1997 amounted to $174,555 and $180,020, respectively.

Software Development Cost:
The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". The Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Capitalization of computer software development costs begins upon the establishment of technical feasibility for the product. Costs incurred subsequent to the product release are charged to operations. Capitalized software development costs amounted to $1,301,276 and $1,648,350 for the years ended September 30, 1998 and 1997, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product, or (b) the straight-line method over the remaining estimated economic life of the product. The Company has estimated that the useful economic life of its products is two years. Amortization expense of capitalized software cost amounts to $1,469,275 and $1,152,337 for the years ended September 30, 1998 and 1997, respectively, and is included in cost of sales.

Software development costs at September 30, 1998 consist of the following:

Software Development Costs                    $ 4,002,097
Less Accumulated Amortization                  (2,578,303)
                                              $ 1,423,794

Revenue Recognition:
The Company generates several types of revenue which are accounted for as follows:

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

     Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by direct hours. Contract costs include direct labor combined with allocations of operational overhead and other direct costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability which may result in revisions to costs and revisions are recognized in the period in which the revenues are determined.

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

The Company's principal financial instrument subject to potential concentration of credit risk is accounts receivable which are unsecured. The company provides an allowance for doubtful accounts equal to estimated losses expected to be incurred in the collection of accounts receivable.

The Company has adopted the American Institute of Certified Public Accountants Statement of Position Number 97-2 "Software Revenue Recognition". This statement provides recognition and measurement guidance in accounting for revenue from selling, leasing or licensing of software and is effective for transactions entered into in fiscal years beginning after December 15, 1997.

Advertising Costs:
Advertising costs, except for costs associated with direct response advertising, are charged to operations when incurred. The costs of direct response advertising are capitalized and amortized over the period during which future benefits are expected to be received. Advertising expense amounted to approximately $64,000 and $89,000 for the years ended September 30, 1998 and 1997, respectively. Advertising costs of approximately $22,000 and $26,000 were capitalized during the year ended September 30, 1998 and 1997, respectively.

Income Tax:
Income taxes are calculated using the liability method specified by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

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

Reclassification:
Certain prior year amounts have been reclassified to conform with the current year presentation.

3.    Accounts Receivable, Related Parties.

Accounts Receivable from related parties at September 30, 1998, consist of amounts due from three (3) shareholders of the Company that bear interest at five percent, are due on demand, and collateralized by their common stock in the Company.

4.   Note Receivable

Note receivable at September 30, 1998 consists of the following:

     Note receivable, 60 monthly principle and
     interest collections of $3,563 until
     September 1, 2002, remaining balance due
     at that time, secured by work in progress,
     inventory, accounts receivable and
     personal property                           $ 141,273

     Less current maturities                        30,000

                                                 $ 111,273


5.   Property and Equipment

Property and equipment at September 30, 1998 consists of the following:

     Land                                        $ 190,000
     Building                                      500,000
     Leasehold improvements                        122,215
     Furniture and fixtures                        136,362
     Office equipment                              133,771
     Computer equipment and software               461,274
     Computer equipment and software under         324,931
        capital lease
                                                 1,868,553

     Less accumulated depreciation                (469,114)
     Less accumulated amortization on
        computer equipment and software
        under capital lease                       (203,563)

                                                $1,195,876




6.   Note Payable

Note payable at September 30, 1998 consist of the following:

Mortgage note payable:
     Monthly principal payments of $2,612 plus
     interest at the prime rate plus 0.25%
     through February 2000 with the remaining
     balance due March 2000; collateralized by
     building; personally guaranteed by certain
     stockholders                                 $ 354,649

Less current maturities                              31,000

                                                  $ 323,649


Aggregate maturities of note payable as of September 30, 1998 were as follows: 1999 - $31,000; 2000 - $323,649.

The Company has available a $300,000 bank line of credit to provide additional short-term working capital. This line of credit is at prime plus .5% and is collateralized by accounts receivable and equipment. Additionally, the line is personally guaranteed by certain stockholders. At September 30, 1998, there were no amounts outstanding.


7.   Commitments

Leases

The Company has capitalized rental obligations under three leases of software and equipment. The obligations, which mature in fiscal 2000 and 2001, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under the capital leases are:

      Period Ending September 30
      1999                                  $ 90,000
      2000                                    64,000
      2001                                    23,000
      Total minimum lease payments           177,000
      Less amount representing interest       17,843
      Present value of net minimum lease
        payments                             159,157
      Less current portion                    83,000
                                            $ 76,157


Health Insurance Plan

The Company maintains a self-insurance program for that portion of health care costs not covered by insurance. The Company is liable for claims up to $10,000 per individual annually and aggregate claims of approximately $100,000 annually. Self insurance costs are accrued based upon the aggregate of the liability for reported claims and an estimated liability for claims incurred but not reported. The Company has accrued approximately $4,000 for this liability at September 30, 1998.

Employment Agreements

The Company entered into 20 year employment agreements with five of its officers calling for annual salaries totaling no less than $195,000.00.

8.   Retirement Benefit Plan

Effective January 1, 1993, the Company established a retirement plan which allows participants to make contributions by salary reduction under
Section 401(k) of the Internal Revenue Code. The Company made matching contributions to the plan of approximately $17,000 and $9,700 for the year ended September 30, 1998 and 1997, respectively

9.   Income Taxes

The provision for income taxes for the years ended September
30, consists of the following components:

                                     1998           1997
  Current tax expense            $ 1,272,300    $  792,200
  Deferred tax (benefit)
    expense                         (134,300)       53,300
  Credit for research and
    development activities          (136,200      (150,800)
                                 $ 1,001,800    $  694,700


The significant temporary differences which gave rise to deferred tax assets and liabilities as of September 30, 1998 are as follows:

                                               1998
  Deferred tax asset
     Bad debts                             $  500,000
  Deferred tax liabilities
     Software development cost              1,423,800
     Book basis of property &
       equipment in excess of tax basis       124,400
     Change in tax status                     181,900
                                           $1,730,100


As of September 30, 1998, the Company has federal loss carryforwards totaling $37,500 that may be offset against future federal taxable income. If not used, the carryforward will expire as follows:

             Fiscal Year     Operating
                             losses

             2009            $  29,700
             2010                7,800
                             $  37,500


No valuation allowance has been recorded against the deferred tax assets or operating loss or tax credit carryforwards because recognition of the cumulative deferred income arising from the change in tax status should be sufficient to offset the remaining tax assets.


The difference between the provision for income taxes and the amounts obtained by applying the statutory U.S. Federal income tax rate to income before taxes for the years ended September 30, 1998 and 1997 are as follows:



                              1998                       1997
  Tax expense at U.S.
  statutory rates        $ 1,009,400   34.0%       $  733,300  34.0%

  State and local
  income tax                  58,700    2.0%           55,000   2.6%

  Non-deductible
  expense and other           23,600    0.8%            6,600   0.3%

  Research &
  development credit         (89,900)  (3.0%)        (100,200) (4.7%)

                         $ 1,001,800   33.8%       $  694,700  32.2%


10.  Earnings Per Share


The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.


                                      1998           1997
Net income                        $ 1,967,078    $ 1,476,346
Less preferred stock dividends        (89,401)       (72,469)
Income available to common
 stockholders used in basic EPS     1,877,677      1,403,877

Preferred stock dividends              89,401         72,469

Income available to common
stockholders after assumed
conversion of dilutive securities   1,967,078      1,476,346

Weighted average number of common
shares used in basic EPS            7,447,705      7,257,720

Effect of dilutive convertible
preferred stock                       470,196        410,396

Weighted average number of common
shares and dilutive potential
common stock used in diluted EPS    7,917,901      7,668,089



11.  Major Customer

For the years ended September 30, 1998 and 1997, sales to three customers amounted to approximately $5,255,000 and $3,526,000, respectively.
The September 30, 1998 accounts receivable balances included approximately $1,116,000 due from those customers.

12.  Lease Commitments

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of September 30, 1998:

           1999                 $30,000
           2000                   8,000
           2001                   4,000
           2002                   2,000


Rent expense amounted to $73,000 and $54,000 for the periods ended September 30, 1998 and 1997, respectively.

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

The following is a summary of segment information for the years ended September 30:

                     1998                           1997

         Software                            Software
         and           Corporate             and            Corporate
         Service                             Service
         Fees                                Fees
               Hardware         Total                Hardware       Total
Revenues
from
external
customers $7,240,935         -               $5,108,192             -
                $5,563,986      $12,804,921          $2,755,652    $7,830,844


Interest
revenue       22,267    63,371                    1,579        12,281
                         -           85,638                   -        13,860

Interest
expense       46,101         -                   63,998             -
                         -           46,101                   -        63,998

Deprecia-
tion and
amortiza-
tion       1,642,006         -                1,330,402       -
                    1,824         1,643,830               1,954     1,332,356

Segment
profit     2,972,941  (310,792)               2,231,918      (352,131)
                   251,544        2,913,693             339,917     2,219,704

Expend-
itures
for
segment
assets     1,675,831         -                1,826,345             -
                         -        1,675,831                   -     1,826,345



The following is a summary of identifiable assets for each segment as of September 30:


            1998                                    1997


Software                            Software
And                                 And
Service                             Service
Fees            Corporate           Fees             Corporate
       Hardware           Total             Hardware            Total



$5,045,583     $1,690,337           $4,670,337       $572,616
       $1,364,381         $8,100,337        $136,704            $5,379,657



Note 14.  Year 2000 (unaudited)


Like many other companies, the year 2000 computer issue creates risks for Network Systems International, Inc. Subsidiaries. If internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's financial position.
The Company has organized a comprehensive compliance committee to conduct a detailed analysis of its products and prepare its computer systems for the Year 2000. Network's plan is to have changes to critical systems completed by the first quarter of 1999 to allow time for testing throughout 1999. Additionally, the Company is assessing the capability of its software sold to customers to handle Year 2000 and has a plan in place to address product
issues during fiscal year 1999.   Management expects that the costs of the
Year 2000 testing will not have a material effect on the Company's financial position. Network is also contacting critical suppliers, such as our hardware vendors, to determine that the suppliers operations and the products and services they provide are Year 2000 capable or their progress towards Year 2000 capability. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company.


                          PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons Compliance With Section 16(a) of the Exchange Act.


The directors, executive officers and significant employees of the Company are:


Name             Age       Position                    Director
                                                       Since
Robbie M. Efird  35  Chairman of the Board,            1996
(1)(2)(4)            Chief Executive Officer

E.W."Sonny"      56  Senior Vice President -           1996
Miller, Jr           Marketing/Sales, Director
(1)(2)

David F.         44  Director of Product               1996
Christian            Development, Director
(1)(2)

James W.         53  Director Customer                 1996
Moseley              Relations, Director
(1)(2)

David P.         50  Director                          1996
Reynolds
(1)(3)(4)

Rick             35  Director                          1996
Tuberosa
(1)(3)

Richard          37  Director of Product               1997
R.King               Development, Director
(1)(2)

William C.       52  Vice President, Secretary,
Ray                  General Counsel
(2)(3)(4)

Michael T.       30  Chief Financial Officer
Spohn(2)

Tony A. Lee      35  Manager Business Systems

Peter Klopman(2) 51  Director Customer Relations

J. Earl Warrick, 42  Director of Hardware Sales
Jr.


<FN1>
(1)  Currently serves as a member of the Board of Director

<FN2>
(2)  Currently serves on the Company's Executive Committee

<FN3>
(3)  Currently serves on the Company's Audit Committee

(4)  Currently serves on the Company's Compensation
      Committee

Each officer of the Company is elected by the Board of Directors to hold office until its first Board meeting after the Annual meeting of Stockholders succeeding his election.

Robbie M. Efird: From 1983 to 1985 Mr. Efird was employed with J. P. Stevens, Inc. in Greenville, South Carolina. From 1985 to 1986 Mr. Efird worked in Rocky Mount, North Carolina for Texfi Industries, Inc. Seeking to utilize his talents as a software developer, Mr. Efird joined Network Information Services, Inc. in 1986 where he set about designing and developing proprietary software for the manufacturing industry. Mr. Efird currently serves as Chairman of the Board, President and Chief Executive Officer of the Company. Mr. Efird is a Magna Cum Laude graduate of the De Vry Institute in Atlanta, Georgia, and attended the Masters in Business Administration program at the University of North Carolina in Greensboro, North Carolina. Mr. Efird created the original design for the Company's proprietary software in 1986 and has continuously directed the software development activities and operations protocol of the Company since that time.

E. W. "Sonny" Miller, Jr.: From 1961 to 1966 Mr. Miller was employed as the Director of Information Systems for the National Bank of Fort Benning, Fort Benning, Georgia. In 1964, Mr. Miller took a position with Fieldcrest Mills, Inc. as its Corporate Systems Coordinator where he served until 1968. Thereafter, Mr. Miller was employed as Corporate Manager of In Plant Systems for Burlington Industries, Inc. from 1968 until 1971. From 1971 until 1980 Mr. Miller served as Corporate Systems Manager for Texfi Industries in Greensboro, North Carolina. In mid 1980 Mr. Miller was appointed Director of Management Information Services for Flynt Fabrics, Inc. and thereafter, in 1982, Mr. Miller held the same position with TiCaro, Inc. until 1985. In early 1985 Mr. Miller established Sonny Miller and
Associates as a free lance contract programmer for the manufacturing industry. Later in the year, Mr. Miller incorporated his business which has since operated under the name of Network Information Services, Inc.
Mr. Miller currently serves as Director and Senior Vice President of Sales and Marketing for the Company. Mr. Miller attended the University of Georgia in Columbus, Georgia and oversees the Company's sales and marketing efforts.

David F. Christian: From 1972 until 1975, Mr. Christian was employed by Spencer's, a children's clothing manufacturer located in Mount Airy, North Carolina. Thereafter, from 1975 until 1979, Mr. Christian served in various management positions for a local restaurant chain in Greensboro, North Carolina and subsequently held a management position with Davidson's, a multi-state wholesale distributor of sporting goods until 1989. From 1989 until 1990 Mr. Christian served as manager of CEW Imports, located in Winston Salem, North Carolina. In 1990, Mr. Christian joined the Company and serves as Director of Product Development. Mr. Christian is a graduate of the Electronic Computer Programming Institute in Greensboro, North Carolina.

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

William C. Ray: From 1972 until 1989 Mr. Ray was engaged in the private practice of law in Greensboro, North Carolina. In 1989, Mr. Ray was appointed Vice President, General Counsel and Secretary of Guilford Mills, Inc., a NYSE Fortune 500 company where he served in such capacity until 1993. Mr. Ray joined the Company in 1995 and is currently serving as its Vice President, General Counsel and Secretary. Mr. Ray is a graduate of the University of North Carolina at Chapel Hill, North Carolina and holds a Juris Doctorate degree from the University of Miami, Miami,Florida. Mr. Ray has intermittently served as a special consultant to USAID-Department of State and traveled throughout the African Continent formalizing joint venture arrangements between African and American companies.

Michael T. Spohn: From 1993 until June 1998 Mr. Spohn was an audit manager with BDO Seidman, LLP, a national accounting and consulting organization and a member firm of BDO International. Mr. Spohn specialized in the audit of private and publicly traded companies while at BDO. Mr. Spohn received his Bachelor of Science in Finance from the University of North
Carolina at Greensboro and holds a Bachelor of Science in Accounting from High Point University.

Richard R. King: Mr. King joined the Company in 1990 and currently serves as its Director of Product Development and is responsible for research and development of new technologies in both software and hardware areas. Mr. King received his Bachelor of Science in Business Administration from Appalachian State University.

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

Peter Klopman: Most of Mr. Klopman's 20-year career with Burlington Industries included managing manufacturing plants in three divisions. His broad range of textile experience encompasses yarn forming systems, weaving, dyeing and finishing. In his last assignment, Mr. Klopman was instrumental in leading Burlington's vision of world class manufacturing through JIT (Just-In-Time). He is a former member of APICS (American Production and Inventory Control Society) and their Textile and Apparel Significant Industry Group. He has presented professional seminars on Inventory Control Management and Shop Floor Motivation to APICS at the national, regional and local levels; National Association of Accountants/National Convention; NCSU Industrial Extension Service; Elon College's Martha and Spencer Love School of Business and Alamance Community College. Mr. Klopman spent five years consulting in the textile industry before joining Network Systems International, Inc. three years ago. Mr. Klopman graduated with Bachelor of Arts in English from St. Andrews College in Laurinburg, North Carolina.

J. Earl Warrick, Jr.: Mr. Warrick currently serves as the Company's Director of Hardware Sales. Mr. Warrick joined the Company in 1993 after previously serving the hardware accounts of numerous nationally recognized companies. Mr. Warrick holds a Bachelor of Science in Business Administration with a concentration in Management.


Item 10.   Executive Compensation

(a)                        (b)    (c)        (d)              (e)

                                                         Other Annual
Name and Principal         Year   Salary     Bonus($)    Compensation($)
Position

Robbie M. Efird (1)(2)
Chairman of the Board,
Chief Executive Officer    1998   $150,000  $5,718       $3,220

                           1997    152,500    None        2,493


                           1996     63,541(4) None        1,038


E.W. "Sonny Miller, Jr.
(1)(2)
Director, Vice President
Marketing                  1998    120,000    1,324      10,421

                           1997    100,000     None       4,419

                           1996     58,500(4)  None       2,125


(1) The salary figures presented represent the salary compensation of the named executives for the period October
1, 1997 through September 30, 1998. No other executive officers would meet the reporting requirements.

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


Item 11.   Security Ownership of Certain Beneficial
           Owners and Management.

 (1)                (2)                       (3)         (4)
               Name and Address of         Amount and   Percent
Title of       Beneficial Owner            Nature of    of
Class                                      Beneficial   Class
                                           Owner

Common         Robbie M. Efird          (1)2,723,991    35.55%
               200 N. Elm Street
               Greensboro, N.C. 27401

Common         E.W."Sonny" Miller,         1,540,371    20.11%
               200 N. Elm Street
               Greensboro, N.C. 27401

Common         David F. Christian            894,622    11.68%
               200 N. Elm Street
               Greensboro, N.C. 27401

Common         James W. Moseley              594,622     7.76%
               200 N. Elm Street
               Greensboro, N.C. 27401

Common         William C. Ray                350,481     4.58%
               200 N. Elm Street
               Greensboro, N.C. 27401

Common         Richard R. King               139,353     1.81%
               200 N. Elm Street
               Greensboro, N.C. 27401

Common         Tony A. Lee                    99,138     1.29%
               200 N. Elm Street
               Greensboro, N.C. 27401

Common         Rick Tuberosa               (2)93,750     1.23%

Common         J. Earl Warrick, Jr.           72,000     0.93%

Common         Peter Klopman                     702     0.00%

Common         David P. Reynolds                  23     0.00%

Common         Michael T. Spohn                    -     0.00%


All Executive Officers and Directors       6,509,053    84.94%
as a group (12 persons)

(1) Mr. Efird beneficially holds 12,500 shares of common stock of the Company on behalf of his minor son.

(2) Mr. Tuberosa is the owner-operator and majority shareholder of Palm State Equities, Inc. and holds the stock as beneficial owner of such shares.

Item 12.  Certain Relationships and Related Transactions

On December 16, 1997 a Form S-8 was filed with the Securities and
Exchange Commission.  The Form S-8 references a contract between
Registrant and a promoter for the issuance of 56,250 shares of Registrant's common stock, par value $.001 in exchange for certain services.

On September 25, 1998 a Form S-8 was filed with the Securities and Exchange Commission. The Form S-8 references a contract between Registrant and a promoter for the issuance of 37,500 shares of Registrant's common stock, par value $.001 in exchange for certain services

Item 13.  Exhibits and Reports on Form 8-K

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

11            Statement Re: Computation of per share
              earnings                                           35

13            The Registrant's Annual Report on Form
              10-KSB for the fiscal year ended
              September 30, 1997, filed December 30,
              1997 and incorporated by reference

13            Form 10-QSB for the quarter ended December
              31, 1997 filed February 6, 1998 and
              incorporated by reference

13            Form 10-QSB for the period ended March
              31, 1998 filed May 14, 1998 and incorporated by reference

13 Form 10-QSB for the period ended June 30, 1998 filed August 7, 1998 and incorporated by reference

22            Proxy statement filed January 28, 1998
              and incorporated by reference

27            Financial Data Schedule                            36


b) Reports on Form 8-K

On July 23, 1998 a Form 8-K was filed with the Securities and Exchange Commission. The Form 8-K references the Company's approval for listing on the NASDAQ Small Cap effective July 10, 1998.

On July 23, 1998 a Form 8-K was filed with the Securities and Exchange Commission. The Form 8-K references the Company's termination of merger negotiations with Innovative Control Concepts, Inc.


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

Signatures                                      Date

/s/ Robbie M. Efird                             December 29, 1998
Robbie M. Efird
Chairman of the Board, President,
 Chief Executive Officer, and
 Director (principal executive)

/s/ E. W. Miller, Jr.                           December 29, 1998
E. W. Miller, Jr.
Senior Vice President and Director

/s/ William C. Ray                              December 29, 1998
William C. Ray
Vice President, Secretary

/s/ Michael T. Spohn                            December 29, 1998
Michael T. Spohn
Chief Financial Officer

/s/ James W. Moseley                            December 29 1998
James W. Moseley
Director

/s/ David F. Christian                          December 29, 1998
David F. Christian
Director

/s/ David P. Reynolds                           December 29, 1998
David P. Reynolds
Director

/s/ Rick Tuberosa                               December 29, 1998
Rick Tuberosa
Director

/s/ Richard R. King                             December 29, 1998
Richard R. King
Director