Form 10QSB
period 1998-12-31
NETWORK SYSTEMS INTERNATIONAL INC
filed 1999-02-16
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-QSB

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT of 1934.
                       For the quarterly period ended
                           December 31, 1998

                                 OR

___       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934.
    For the transition period from ________, 19__, to _______, 19__.

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

                           (336) 271-8400
         (Registrant's Telephone Number,Including Area Code)

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

            X    YES                       ___   NO

There were 7,668,004 shares of the Registrant's $.001 par value common stock and 5,975 shares of Registrants $.001 par value preferred stock outstanding as of December 31, 1998.

Transitional Small Business Format (check one)  Yes __  No X



             NETWORK SYSTEMS INTERNATIONAL, INC.

                          Contents

Part I - Financial Information                                          Page

  Item 1.   Financial Statements
            Consolidated Balance Sheet                                    3
            Consolidated Statements of Income
              Three months ended December 31, 1998 and 1997               4
            Consolidated Statements of Cash Flow
              Three months ended December 31, 1998 and 1997               5
            Consolidated Statement of Changes in Stockholders' Equity     6
            Notes to Consolidated Financial Statements                    7
  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 10

Part II
  Item 1.   Legal Proceedings                                             15
  Item 6.   Exhibits and Reports on Form 8-K                              15
  Signatures                                                              15
  Exhibit Index                                                           16

Item 1.   Financial Statements


    Network Systems International, Inc. and Subsidiaries
                 Consolidated Balance Sheet
                      December 31, 1998
                         (Unaudited)

ASSETS
Current Assets:
  Cash and cash equivalents                                      $ 1,241,209
  Accounts receivable, trade, net of allowance of $538,000         3,240,360
  Contracts receivable, net of allowance of $62,000                1,018,580
  Accounts receivable, related parties                               112,734
  Note receivable, current                                            30,000
  Other current assets                                                75,442
Total current assets                                               5,718,325

Property and equipment, net of accumulated depreciation            1,231,627

Other Assets:
  Note receivable, net of current portion                            103,952
  Software development costs, net of accumulated amortization      1,549,866
  Other                                                              275,043
Total other assets                                                 1,928,861
Total assets                                                     $ 8,878,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade                                        $ 1,012,272
  Notes payable, current                                              35,000
  Capital lease obligation, current                                   83,000
  Other accrued liabilities                                           55,164
  Income taxes payable                                               308,575
  Unearned revenue                                                   237,596
Total current liabilities                                          1,731,607

Long Term Liabilities:
  Deferred income taxes                                              470,000
  Notes payable, net of current maturities                           311,813
  Capital lease obligation, net of current maturities                 56,357
Total long term liabilities                                          838,170

Stockholders' Equity:
   Preferred Stock; $.001 par value; authorized 12,500 shares;
    issued and outstanding 5,975 shares                                    6
   Common Stock; $.001 par value; authorized 100,000,000
    shares; issued and outstanding 7,668,004 shares                    7,668
   Capital in excess of par value                                  3,292,156
   Retained earnings                                               3,009,206
Total stockholders' equity                                         6,309,036
Total liabilities and stockholders' equity                       $ 8,878,813

The accompanying notes are an integral part of the consolidated financial statements.


           Network Systems International, Inc. and Subsidiaries
                    Consolidated Statements of Income
                              (Unaudited)


                                             Three Months Ended December 31,
                                                 1998              1997
Revenue:
     Licensing and servicing revenue          $ 2,110,812      $ 2,359,202
     Equipment revenue                          1,222,875          869,594
Total revenue                                   3,333,687        3,228,796

Operating expenses:
     Cost of sales and services                 1,540,182        1,332,638
     Research and development                      80,000           72,745
     General and administrative                   801,596          568,504
Total Operating expenses                        2,421,778        1,973,887

Operating income                                  911,909        1,254,909

Other income (expenses)
     Interest, net                                  8,805             (211)
     Other, net                                       469                -
Total other income (expenses)                       9,274             (211)

Income before income tax provision                921,183        1,254,698

Income tax provision                              356,200          465,900

Net income                                    $   564,983     $    788,798

Dividends on preferred shares                      15,061           29,537

Net income for primary income
per common share                                  549,922          759,261

Earnings per common share                         $   .07          $   .10

Earnings per common share-
 Assuming dilution                                $   .07          $   .10


The accompanying notes are an integral part of the consolidated financial statements.


           Network Systems International, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flow
                               (Unaudited)


                                          Three Months Ended December 31,
                                             1998                    1997
OPERATING ACTIVITIES
  Net income                            $   564,983             $   788,798
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
      Depreciation and amortization         422,694                 400,198
      Promotional fees paid with stock            -                  72,000
      Provision for bad debts               265,427                 126,643
      Change in operating assets and
       liabilities:
         Accounts receivable and
          contracts receivable             (737,594)               (676,598)
         Prepaid assets, other
          receivables, and other assets     (19,061)                 67,333
         Income tax accrual                 328,200                 470,400
         Accounts payable and accrued
          liabilities                        37,497                 234,740
         Unearned revenue                   (92,882)                (40,963)
         Deferred income taxes                3,000                 (63,100)
         Net billings over (under)
          costs of uncompleted contracts          -                 132,000
  Total adjustments                         207,281                 722,653
  Net cash provided by operating            772,264               1,511,451
   activities

INVESTING ACTIVITIES
  Acquisition of property and equipment     (82,897)                (12,020)
  Software development capitalized         (501,620)               (335,518)
  Issuance of note receivable                     -                (200,000)
  Payment received on note receivable         7,321                  58,899
  Increase in cash surrender value
   of life insurance                       (140,056)                 (2,526)
  Net cash (used in) investing
   activities                              (717,252)               (491,165)

FINANCING ACTIVITIES
  Payment on notes payable and
   capital lease obligations                (27,636)                (22,612)
  Dividends paid                            (15,061)                (29,537)
  Net cash (used in) financing
   activities                               (42,697)                (52,149)

NET INCREASE IN CASH AND CASH
EQUIVALENTS                                  12,315                 968,137

CASH AND CASH EQUIVALENTS AT
  OCTOBER 1:                              1,228,894                 491,413
CASH AND CASH EQUIVALENTS AT
  DECEMBER 31:                          $ 1,241,209             $ 1,459,550

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION AND NONCASH INVESTING AND
FINANCING ACTIVITIES
   Cash paid during the period for:
      Interest                          $    10,234             $    14,400
      Taxes                             $    25,000             $         -


During the quarter ended December 31,1997, the Company issued 56,250 shares of its common stock recorded at $132,000 as payment for promotional expenditures of which $72,000 was recorded during the quarter ended December 31, 1997 and $60,000 during fiscal 1996.

The accompanying notes are an integral part of the consolidated financial statements.



            Network Systems International, Inc. and Subsidiaries
         Consolidated Statement of Changes in Stockholders' Equity
                      Three Months ended December 31, 1998
                                 (Unaudited)

               Common Stock      Preferred Stock

             Number     $.001   Number  $.001 Capital in
               of        Par      of      Par Excess of  Retained
             Shares     Value   Shares  Value Par Value  Earnings    Total

Balance
October 1,
1998         7,661,754  $7,662  6,100   $  6  $3,292,162 $2,459,284  $5,757,114

Conversion
of preferred
stock            6,250       6   (125)     -         (6)          -           -

Dividends on
preferred
stock                -       -      -      -          -     (15,061)    (15,061)

Net Income
for the three
months ended
December 31,
1998                 -       -      -      -           -    564,983     564,983

Balance
December
31, 1998     7,668,004  $7,668  5,975   $  6  $3,292,156 $3,009,206  $6,309,036


The accompanying notes are an integral part of the consolidated financial statements.



               Network Systems International, Inc. and Subsidiaries
                    Notes to Consolidated Financial Statements

1.  Summary of Significant Accounting Policies

A.   Organization and Basis of Presentation

Network Systems International, Inc. (the "Company"), a
Nevada corporation, is the developer of the net collection(tm); the premier suite of enterprise-wide software products for complex manufacturers emphasizing sales order processing, Enterprise Resource Planning ("ERP"), manufacturing execution and distribution management. The Company closes the loop as a turn-key software solution integrator by providing hardware technology consulting and implementation services to its customer base.

The Company and its three wholly owned subsidiaries: Network Information Services, Inc. ("NIS"), Network Investment Group, Inc. ("NIG"), and Network Systems International, Inc. of North Carolina ("NESI-NC") employs approximately 65 full-time associates. The Company is headquartered in Greensboro, North Carolina and has satellite sales and customer service offices in Greenville, S.C., Florence, S.C, Wilmington, N.C., Matthews, N.C., and Apollo Beach, F.L.

On July 10, 1998 the Company was officially approved for listing on NASDAQ and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI on that date.

Basis of Preparation:
The financial statements consolidate the accounts of Network
Systems International, Inc. and its wholly owned subsidiaries Network Information Services, Inc., Network
Investment Group, Inc. and Network Systems International,
Inc. of North Carolina.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-KSB filed with the SEC on December 29, 1998. Other than indicated herein, there have been no significant changes from the financial data published in those reports. In the opinion of management, such unaudited information reflects all adjustments, consisting only of normal recurring accruals and other adjustments, necessary for a fair presentation of the unaudited information.

Results for interim periods are not necessarily indicative of results expected for the full year.

B.   Significant Accounting Policies

Software Development Cost:
The Company capitalizes internally generated software development costs in compliance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of
Computer Software to be Sold, Leased, or Otherwise Marketed".
The Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Capitalization of computer software development costs begins upon the establishment of technical feasibility for the product. Costs incurred subsequent to the product release are charged to operations. Capitalized software development costs amounted to $501,620 and $335,518 for the three months ended December 31, 1998 and 1997, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a product-by-product basis as the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for the product, or (b) the straight-line method over the remaining estimated economic life of the product. The Company has estimated that the useful economic life of its products is two years. Amortization expense of capitalized software cost amounts to $375,548 and $358,573 for the three months ended December 31, 1998 and 1997, respectively, and is included in cost of sales.

Revenue Recognition:
The Company generates several types of revenue, which are accounted for as follows:

     Revenue from the sale of software licenses is recognized after shipment and fulfillment of all major obligations under the terms of the licensing agreements.
     The licensing agreements are typically for the use of Company products and are usually restricted by the number of copies, the number of users and the term.

     Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by direct hours. Contract costs include direct labor combined with allocations of operational overhead and other direct costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability that may result in revisions to costs and revisions, are recognized in the period in which the revenues are determined.
     For the three months ended December 31, 1998, there were no revenues from fixed priced contracts.

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

The Company has adopted the American Institute of Certified
Public Accountants Statement of Position Number 97-2
"Software Revenue Recognition". This statement provides recognition and measurement guidance in accounting for revenue from selling, leasing or licensing of software. The adoption of SOP 97-2 did not significantly affect the Company's results of operations.

Earnings Per Share:
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of preferred stock into common stock.

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                           Three months ended
                                             December 31,
                                         1998              1997
Net income                          $   564,983       $   788,798

Less preferred stock dividends          (15,061)          (29,537)

Income available to common
stockholders used in basic EPS          549,922           759,261

Preferred stock dividends                15,061            29,537

Income available to common
stockholders after assumed
conversion of dilutive securities       564,983           788,798

Weighted average number of common
shares used in basic EPS              7,665,257         7,266,891

Effect of dilutive convertible
preferred stock                         310,997           615,438

Weighted average number of common
shares and dilutive potential
common stock used in diluted EPS      7,976,254         7,882,329


C.   Note Payable

On January 21, 1999, the Company refinanced the building mortgage note payable. Monthly principal payments on the new note are $2,896 plus interest at a fixed rate of 7.53% through January 2009. The building and substantially all equipment collateralize the note. The note agreement contains a covenant with respect to consolidated cash flow.

Aggregate maturities of note payable as of December 31, 1998 were as follows: 1999 - $35,000; 2000 - $35,000; 2001 -
$35,000; 2002 - $35,000; 2003 - $35,000; thereafter -
$171,813.

As of January 21, 1999, the Company has available a $1,000,000 bank line of credit to provide additional short-term working capital. Borrowings under this line of credit bear interest at prime minus .125% and collateralized substantially by all the assets of the Company. At December
31, 1998, there were no amounts outstanding.

D.   Major Customer

For the three months ended December 31, 1998, sales to one customer amounted to approximately $1,845,000. For the three months ended December 31, 1997, sales to two customers amounted to approximately $2,124,000. The December 31, 1998 and 1997 accounts receivable balances from these customers include approximately $2,273,000 and $1,125,000, respectively. Subsequent collections of the December 31, 1998 accounts receivable balance have been approximately $1,828,000 for the one customer.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

FORWARD LOOKING INFORMATION

THIS MD&A CONTAINS FORWARD LOOKING INFORMATION.  EXCEPT FOR
HISTORICAL DATA, THE MATTERS DISCUSSED IN THIS FORM 10-QSB
CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND
UNCERTAINTIES.

The Company would caution readers that in addition to the important factors described elsewhere in this Form 10-QSB, the following may contain forward looking statements that involve risk and uncertainties, including without limitations, continued acceptance of the Company's products and services, increased levels of competition, new products and technological changes, the Company's dependency on financing third party suppliers and intellectual property rights, material customers, the Company's business concentration risk within the textile industry, and other risks. The Company's actual consolidated financial results during 1999, and beyond, could differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

RESULTS OF OPERATIONS

Revenue.  Total revenue for the three-month period ended
December 31, 1998 was $3,333,687.  This revenue represents a
3.2% increase over the Company's revenues for the three-month comparable period in 1997.

In the area of licensing and servicing revenues, the Company experienced a decrease of approximately 10% to $2,110,812 at the December 31, 1998 quarter end as compared to $2,359,202 in the same period ending 1997. This decrease is attributable to aggressive pricing on license contracts signed for the three months ended December 31, 1998 as compared to 1997, in order to create a larger market share for the Company's integrated net collection(tm). However, servicing revenue increased by 46% over the same period in 1997 due to increased development and upgrading of independent software products to the Company's integrated net collection(tm) and the addition of professional service staff to service the expansion of the Company's installed base of the net collection(tm).

Hardware revenue for the three-month period ended December 31, 1998 was $1,222,875 as compared to $869,594 or a 41%
increase over the same period in 1997. This increase in hardware revenue is directly attributable to customer upgrades, additional hardware purchased for facility expansions, increased demand for radio frequency technology, expansion of the Company's installed base, and the concerns over rapidly approaching Year 2000 issues.

Licensing and service revenues contributed 63% of total revenues of the Company and hardware revenues 37% for the quarter ended December 31, 1998.

Cost of Sales and Services. Cost of sales and services amounted to $1,540,182 or 46% of total revenue during the first quarter of fiscal 1998 as compared to $1,332,638 and 41% of total revenue for the comparable period in fiscal 1997. The increases in cost of sales and services are primarily attributable to the increases in hardware sales for the periods. Hardware technologies carry a higher percentage of cost (85% of revenue) as compared to software licensing and servicing (26% of revenue) for the quarter ended December 31, 1998. Hardware technologies profit margins range varies based on vendor discounts, commissions, and customer price point demands. Additionally, the Company's cost of services increased for the quarter ended December 31, 1998 (26%) as compared to the same period ended 1997 (21%) primarily due to increased wage requirements and up front training and education costs.

Software Development Costs. Software development costs capitalized amounted to approximately $502,000 and $336,000 for the quarters ended December 31, 1998 and 1997, respectively. The increase is attributable to increased developed of products, technologies, and enhancements to the net collection(tm). It is anticipated that the Company will continue to experience an increase in software development costs both capitalized and expensed, as its continual efforts to accommodate customer and market needs for the net collection(tm) development. Additionally, the Company intends to continue recruiting and hiring additional software programmers and to consider additional complementary software technologies. Whether or not the Company will successfully achieve these goals cannot be assured since competition to hire programmers appears to be at an all time high and new technologies are uncertain.

Sales, General and Administrative. Sales, general and administrative expenses were 24% of revenue in the third quarter of fiscal 1998 as compared to 18% in the comparable period 1997. The percentage increases are directly attributable to increases in the Company's sales personnel and additional hiring costs.

Provisions for Income Taxes. The income tax provision for the three months ended December 31, 1998 and December 31, 1997 was $356,200 and $465,900, respectively. This represents an effective tax rate of 39% and 37%, respectively.

Quarterly Results. Net income for the three months ended December 31, 1998 was $564,983 and $788,798 respectively.
On a per share basis, earnings were $.07 for the three months ended December 31, 1998. These per share amounts are down from the net income per common share amounts of $.10 for the three month period ended December 31, 1997.

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


Liquidity and Capital Resources. The Company funded its activities entirely from cash generated from operations.
The Company ended its first quarter with $1,241,209 in cash and cash equivalents.

Long term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancements of existing products; financing anticipated growth; adding additional personnel; and the possible acquisition of software companies and products or technologies complimentary to the Company's business. The Company believes the level of financial resources is a significant competitive factor in its industry. The Company intends to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth, and provide the Company with additional flexibility to take advantage of business opportunities that may arise. However, there are no assurances as to the timing or success of such financing, if made at all. If such financing is not obtained, the Company's further performance could be negatively impacted.

Historically, accounts receivable for the Company has been generally high due to a number of factors. A primary contributor is the nature of how the Company's customer base pays for the software licensing fee of the Company's product. The Company records revenues from software license fees after an executed contract and shipment of the product. The Company then often establishes a payment schedule for its customers of no more than a twelve month period. Additionally, the textile industry as a whole tends to experience flat periods which make it difficult to fully fund major management information systems projects.

E.   Recent Accounting Pronouncements:

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (`SFAS") No. 130, "Reporting Comprehensive Income." This Statement establishes standards for reporting comprehensive income and its components in consolidated financial statements. The Statement was effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of SFAS No. 130 in the 1998 and there are no reportable items to disclose relating to this provision.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." This Statement requires publicly owned companies to report certain financial information about operating segments, as well as certain information about those operating segment's products and services, the geographic areas in which they operate, and their major customers. The Statement was effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of SFAS No. 131 during fiscal year ended 1998.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement is effective for fiscal years beginning after June 15, 1999.
The Company's current policy is not to enter into any derivative instruments or hedging activities.

OTHER MATTERS

Some of the key variables and other qualitative and quantitative factors which might be deemed necessary to an understanding and valuation of the Company's business and risks associated therewith, are as follows:

Outlook and Uncertainties. Although the Company operates its business on a three-year business plan, forecasts in the business plan do not guarantee potential future financial performance. While management is optimistic about long term prospects, the current business plan is but a future projection based upon past performance. Therefore, there can be no assurances that the Company will be able to achieve the projections provided for in its business plan or achieve continued growth demonstrated in past performance records.

Rapid Technological Changes. The computer software industry is characterized by rapid technological change and uncertainty as to the impact of emerging software solutions and services to the general process manufacturing industry. The Company's success will depend upon its ability to enhance its current products and develop new ones that address technological and market developments. Major changes and/or additional competition could negatively impact the Company's future performance.

Long-term Investment Cycle. Developing and localizing software for the process manufacturing industry is expensive and the investment in software development often involves a long payback cycle. The Company's plans for fiscal year 1999 include significant investments in software development and related product opportunities from which revenues may not be achieved for a number of years. Management expects total spending for software development in 1999 to increase over 1998. Expenditure of funds for research and development may prove to be ill spent in the event the final product achieved does not meet market expectations and acceptance.

Prices. Future prices the Company is able to obtain for its software and services may decrease from historical levels depending upon competitive markets, customer demand and other unknown and unforeseen factors.

Sales and Marketing. The Company's business plan for 1999 includes a significant investment in its sales and marketing efforts. Additionally, the Company expects to continue to expand marketing efforts in order to gain name recognition of its corporate identity and in the promotion of its common stock. There can be no assurances that the expenditure of these funds will ultimately achieve anticipated goals set.

Implementation and Development. A portion of the Company's income is derived from software implementation and developmental services to its customers. Increasing implementation demands will require the Company to expand its programming personnel and associated investment costs in the training of such personnel. Although the Company believes that current and projected cash flow will be sufficient to provide additional personnel in today's highly competitive market, there can be no assurance that the Company could sustain the cost of additional personnel over the long term without additional financing resources.

Litigation. The Company is currently and will continue to be involved in routine legal proceedings that is incidental to
the business.   In the opinion of management, including in-
house counsel, these routine proceedings will not have a material adverse effect on the Company's financial position or overall results of operations. There can be no assurance that significant litigation will not arise in the future. Should such litigation occur, the necessary cost to defend such litigation could negatively impact future earnings of the Company.

On December 16, 1998 the Company received written correspondence on behalf of a former customer demanding a prorata refund of fees paid for licensing, services, and equipment purchases. Should the contractual issues of the dispute ultimately be submitted to arbitration, the Company intends to vigorously defend the allegations and assert certain counter claims against the customer. Management believes however that under a worse case scenario this dispute would not result in a material adverse effect on the Company's consolidated financial position.

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

Account Closure. The Company's approach to account closure is to provide customers with its proprietary software for process manufacturing on a license fee basis; train customer associates on the proper and practical application of the software to the customers specific process needs; provide customers with process correct hardware to timely meet process applications; and provide maintenance service through continuous updating of program modules. The Company also provides a 24 hour "helpline" service to insure a non-disruptive flow of manufacturing processes once the customer has gone "on-line" with the net collection(tm) products. The Company's hardware division operates in a partnership arrangement with IBM and others to provide equipment for future update application and expansion. An unexpected disruption in one or more of these procedures could cause a negative impact on the Company's operating results and profitability.

Material Customers. The Company could potentially face the risks related to loss of material customers. Such loss of customers would have an immediate negative impact on the profitability of the Company.

Business Concentration Risk. The Company develops enterprise-wide software products for complex manufacturers to be utilized in all process manufacturing industries.
However, the Company's current customer base is predominantly with companies in the textiles, apparel, hosiery, and home fashions industries. These industries as a whole tend to experience flat periods making it difficult for textile companies to fund major management information systems projects. Such flat periods could cause a negative impact on the Company's operating results

Loss of Significant Personnel. The success of the Company depends heavily on the abilities of its Chief Executive
Officer in connection with the day-to-day operations of the Company and the successful development of new software modules. There can be no assurance that a suitable replacement could be found in the event of his untimely death or disability. The Company maintains a key-man life insurance policy on the CEO to aid in finding a suitable replacement.

Year 2000 Issues. Like many other companies, the year 2000 computer issue creates risks for the Company. If internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's financial position. The Company has organized a comprehensive compliance committee to conduct a detailed analysis of its products and prepare its computer systems for the Year 2000. The Company's plan is to have changes to its critical systems completed by the first quarter of 1999 to allow time for testing throughout 1999. Additionally, the Company believes that its current products are compliant, however, the Company is assessing the capability of its products sold to customers to handle Year 2000. However, there can be no assurance that the Company's products contain and will contain all features and functionality considered necessary by customers to be Year 2000 compliant. In addition, certain current and past customers of the Company may still be running earlier versions of the Company's products that are not Year 2000 compliant.

The Company is also contacting critical suppliers of hardware and software to determine that the suppliers operations and the products and services they provide are Year 2000 capable. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company.

To date, the Company has incurred limited expenses associated with its Year 2000 efforts in connection with both internal systems and products, which are immaterial to the Company's financial position. Management expects that the future costs of the Year 2000 assessment will not have a material effect on the Company's financial position.

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


                           Part II


Item 1.  Legal Proceedings

The Company is currently and will continue to be involved in routine legal proceedings that are incidental to the
business.   In the opinion of management, including in-house
counsel, these routine proceedings will not have a material adverse effect on the Company's financial position or overall results of operations.

On December 16, 1998 the Company received written correspondence on behalf of a former customer demanding a prorata refund of fees paid for licensing, services, and equipment purchases. Should the contractual issues of the dispute ultimately be submitted to arbitration, the Company intends to vigorously defend the allegations and assert certain counter claims against the customer. Management believes, however, that under a worse case scenario this dispute would not result in a material adverse effect on the Company's consolidated financial position.

The estimate of the potential impact on the Company's financial position or overall results of operations for the above legal proceedings could change in the future.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits included herewith are:
     (27)   Financial Data Schedule

(b)  Reports on Form 8-K

1.   Form 8-K filed with the Securities and Exchange
Commission January 26, 1999 announcing the appointment of KPMG LLP as the Company's independent accountants to audit the Company's financial statements for the year-ended
September 30, 1999. This Form 8-K is incorporated by reference.


                         SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              NETWORK SYSTEMS INTERNATIONAL, INC.

Date: 02/16/1999               /s/  Robbie M. Efird
                              Robbie M. Efird, President and
                              Chief Executive Officer


Date:  02/16/1999              /s/  Michael T. Spohn
                              Michael T. Spohn, Chief Financial Officer


EXHIBIT INDEX

Exhibit                                                                Page

(27)     Financial Data Schedule                                        17