Form 10QSB
period 1999-03-31
NETWORK SYSTEMS INTERNATIONAL INC
filed 1999-05-17
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10-QSB

       X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT of 1934.
                 For the quarterly period ended March 31, 1999

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

            200 North Elm Street, Greensboro, North Carolina 27401 Address of Principal Executive Offices, Including Zip Code)

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

          X    YES                     ___   NO

There were 7,680,504 shares of the Registrant's $.001 par value common stock and 5,725 shares of Registrants $.001 par value preferred stock outstanding as of March 31, 1998.

   Transitional Small Business Format (check one)  Yes __  No X



             NETWORK SYSTEMS INTERNATIONAL, INC.

                          Contents


Part I - Financial Information                                         Page

 Item 1.  Financial Statements
          Consolidated Balance Sheet                                     3
          Consolidated Statements of Income
               Three months ended March 31, 1999 and 1998                4
               Six months ended March 31, 1999 and 1998                  5
          Consolidated Statements of Cash Flow
               Six months ended March 31, 1999 and 1998                  6
          Consolidated Statement of Changes in Stockholders' Equity      7
          Notes to Consolidated Financial Statements                     8
 Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  12
Part II
 Item 1.   Legal Proceedings                                             17
 Item 6.   Exhibits and Reports on Form 8-K                              17
Signatures                                                               18
Exhibit Index                                                            19


Item 1.   Financial Statements


              Network Systems International, Inc. and Subsidiaries
                          Consolidated Balance Sheet
                                March 31, 1999
                                 (Unaudited)

ASSETS
Current Assets:
       Cash and cash equivalents                         $ 1,101,164
       Accounts receivable, trade, net of
           allowance of $588,000                           3,709,785
       Contracts receivable, net of allowance
           of $62,000                                      1,427,046
       Accounts receivable, related parties                  112,691
       Note receivable, current                               30,000
       Other current assets                                   92,699
Total current assets                                       6,473,385

Property and equipment, net of accumulated
depreciation                                               1,433,451

Other Assets:
        Note receivable, net of current portion              101,472
        Software development costs, net of
           accumulated amortization                        1,646,957
        Other                                                316,214
Total other assets                                         2,064,643
Total assets                                            $  9,971,479

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable, trade                          $  1,439,932
       Notes payable, current                                 35,000
       Capital lease obligation, current                      88,000
       Other accrued liabilities                              53,230
       Income taxes payable                                   88,376
       Unearned revenue                                      438,996
Total current liabilities                                  2,143,534

Long Term Liabilities:
       Deferred income taxes                                 470,000
       Notes payable, net of current maturities              306,403
       Capital lease obligation, net of
          current maturities                                  65,198
Total long term liabilities                                  841,601

Stockholders' Equity:
       Preferred Stock; $.001 par value;
         authorized 12,500 shares;
         issued and outstanding 5,725 shares                       6
       Common Stock; $.001 par value;
         authorized 100,000,000
         shares; issued and outstanding 7,680,504 shares       7,681
       Capital in excess of par value                      3,292,143
       Retained earnings                                   3,686,514
Total stockholders' equity                                 6,986,344
Total liabilities and stockholders' equity               $ 9,971,479

The accompanying notes are an integral part of the consolidated financial statements.



               Network Systems International, Inc. and Subsidiaries
                        Consolidated Statements of Income
                                   (Unaudited)


                                               Three Months Ended March 31,
                                                   1999           1998
Revenue:
     Licensing and servicing revenue           $ 2,364,729    $ 1,482,170
     Equipment revenue                           1,484,317      1,714,749

Total revenue                                    3,849,046      3,196,919

Operating expenses:
      Cost of sales and services                 2,167,853      2,253,357
      Research and development                     123,528        142,830
      Sales, general and administrative            468,212        240,530
Total operating expenses                         2,759,593      2,636,717

Operating income                                 1,089,453        560,202

Other income (expenses)
      Interest, net                                  8,925         13,940
      Other, net                                       513         15,008
Total other income                                   9,438         28,948

Income before income tax provision               1,098,891        589,150

Income tax provision                               407,300        189,600

Net income                                     $   691,591  $     399,550

Dividends on preferred shares                       14,281         25,364

Net income for primary income per common share     677,310         374,186

Earnings per common share                      $       .09  $          .05

Earnings per common share-                     $       .09  $          .05
     Assuming dilution


The accompanying notes are an integral part of the consolidated financial statements.



             Network Systems International, Inc. and Subsidiaries
                      Consolidated Statements of Income
                                (Unaudited)


                                             Six Months Ended March 31,
                                                  1999         1998
Revenue:
     Licensing and servicing revenue          $ 4,475,541  $ 3,841,372
     Equipment revenue                          2,707,192    2,584,343
Total revenue                                   7,182,733    6,425,715

Operating expenses:
      Cost of sales and services                3,811,238    3,715,306
      Research and development                    203,528      215,575
      Sales, general and administrative         1,166,605      679,723
Total operating expenses                        5,181,371    4,610,604

Operating income                                2,001,362    1,815,111

Other income (expenses)
      Interest, net                                17,730       13,729
      Other, net                                      981       15,008
Total other income                                 18,711       28,737

Income before income tax provision              2,020,073    1,843,848

Income tax provision                              763,500      655,500

Net income                                    $ 1,256,573  $ 1,188,348

Dividends on preferred shares                      29,343       54,901

Net income for primary income per
 common shere                                   1,227,230    1,133,447

Earnings per common share                     $       .16  $       .16

Earnings per common share-
     Assuming dilution                        $       .16  $       .15

The accompanying notes are an integral part of the consolidated financial statements.


            Network Systems International, Inc. and Subsidiaries
                  Consolidated Statements of Cash Flow
                               (Unaudited)


                                                  Six Months Ended March 31,
                                                      1999          1998
OPERATING ACTIVITIES
   Net income                                     $ 1,256,573   $ 1,188,348

   Adjustments to reconcile net income to net
   cash provided by operating activities:
      Depreciation and amortization                   857,479       818,556
      Promotional fees paid with stock                      -        72,000
      Provision for bad debts                         369,620       179,752
      Change in operating assets and liabilities
           Accounts receivable and contracts       (1,719,678)   (1,272,872)
            receivable
           Prepaid assets, other receivables,
            and other assets                          (51,200)      271,033
           Income tax accrual                         108,001       288,040
           Accounts payable and accrued
            liabilities                               463,224       787,010
           Unearned revenue                           108,518       166,753
           Deferred income taxes                        3,000      (159,800)
   Total adjustments                                  138,964     1,150,472
   Net cash provided by operating activities        1,395,537     2,338,820

INVESTING ACTIVITIES
   Acquisition of property and equipment             (329,722)     (312,392)
   Software development capitalized                  (988,496)     (562,050)
   Issuance of note receivable                              -      (200,000)
   Payment received on note receivable                  9,801       213,456
   Increase in cash surrender value
   of life insurance                                 (166,302)      (22,473)
   Net cash (used in) investing activities         (1,474,719)     (883,459)

FINANCING ACTIVITIES
   Payment on notes payable and capital lease
    obligations                                       (19,205)      (48,986)
   Dividends paid                                     (29,343)      (54,901)
   Net cash (used in) financing activities            (48,548)     (103,887)

NET (DECREASE) INCREASE IN CASH AND
CASH EQUIVALENTS                                     (127,730)    1,351,474

CASH AND CASH EQUIVALENTS AT OCTOBER 1:             1,228,894       491,413
CASH AND CASH EQUIVALENTS AT MARCH 31:            $ 1,101,164   $ 1,842,887

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION AND NONCASH INVESTING AND
FINANCING ACTIVITIES
   Cash paid during the period for:
      Interest                                    $   16,616    $   26,700
      Taxes                                          652,500       468,660

The accompanying notes are an integral part of the consolidated financial statements.


              Network Systems International, Inc. and Subsidiaries
           Consolidated Statement of Changes in Stockholders' Equity
                       Six Months ended March 31, 1999
                               (Unaudited)

              Common Stock       Preferred Stock

Balance
Oct. 1, 1998  7,661,754  $7,662  6,100  $ 6  $3,292,162 $2,459,284  $5,759,114

Conversion
of preferred
stock            18,750      19   (375)   -         (19)         -           -

Dividends on
preferred
stock                 -       -      -    -           -    (29,343)    (29,343)

Net Income
for the
three months
ended
March 31, 1999        -       -      -    -           -  1,256,573   1,256,573

Balance
Mar. 31,1999  7,680,504  $7,681  5,725  $ 6  $3,292,143 $3,686,514  $6,986,344

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

The Company and its three wholly owned subsidiaries: Network Information Services, Inc. ("NIS"), Network Investment Group, Inc. ("NIG"), and Network Systems International, Inc. of North Carolina ("NESI-NC") employs approximately 72 full-time associates. The Company is headquartered in Greensboro, North Carolina and has satellite sales and customer service offices in Greenville, S.C., Florence, S.C, Wilmington, N.C., Matthews, N.C., and Apollo Beach, FL.

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

B.   Significant Accounting Policies

Software Development Cost:
The Company capitalizes internally generated software development costs in compliance with Statement of Financial
Accounting Standards No. 86, "Accounting for the Costs of
Computer Software to be Sold, Leased, or Otherwise Marketed".
The Company capitalizes the direct costs and allocated overhead associated with the development of software products.
Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Capitalization of computer software development costs begins upon the establishment of technical feasibility for the product. Costs incurred subsequent to the product release are charged to operations. Capitalized software development costs amounted to $988,496 and $562,050 for the six months ended March 31, 1999 and 1998, respectively.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a straight line basis over the economic life. The Company has estimated that the useful economic life of its products is two years. Amortization expense of capitalized software cost amounts to $765,333 and $711,664 for the six months ended March 31, 1999 and 1998, respectively, and is included in cost of sales.

Revenue Recognition:

The Company's revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position Number 97-2 "Software Revenue Recognition". Revenue consists of primarily the following:

     Revenue from the sale of software licenses is recognized after shipment and fulfillment of all major obligations under the terms of the licensing agreements. The licensing agreements are typically for the use of Company products and are usually restricted by the number of copies, the number of users and the term.

     Revenues from fixed price contracts are recognized using the percentage-of-completion method, measured by direct hours. Contract costs include direct labor combined with allocations of operational overhead and other direct costs. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability that may result in revisions to costs and revisions, are recognized in the period in which the revenues are determined.
     For the six months ended March 31, 1999, there were no revenues from fixed priced contracts.

     Support agreements generally call for the Company to provide technical support and certain software updates to customers. Revenue on support and software updates is recognized ratably over the term of the support agreement.

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

                                                  Three months ended
                                                        March 31,
                                                     1999         1998
Net income                                       $  691,591   $  399,550

Less preferred stock dividends                      (14,281)    (25,364)

Income available to common
stockholders used in basic EPS                      677,310     374,186

Preferred stock dividends                            14,281      25,364

Income available to common
stockholders after assumed
conversion of dilutive securities                   691,591     399,550

Weighted average number of common
shares used in basic EPS                          7,678,444   7,380,416

Effect of dilutive convertible
preferred stock                                     288,310     548,838

Weighted average number of common
shares and dilutive potential
common stock used in diluted EPS                  7,966,754   7,929,254



                                                   Six months ended
                                                       March 31,
                                                   1999         1998
Net income                                      $1,256,573    1,188,348

Less preferred stock dividends                    (29,343)     (54,901)

Income available to common
stockholders used in basic EPS                   1,227,230    1,133,447

Preferred stock dividends                           29,343       54,901

Income available to common
stockholders after assumed
conversion of dilutive securities                1,256,573    1,188,348

Weighted average number of common
shares used in basic EPS                         7,671,850    7,322,946

Effect of dilutive convertible
preferred stock                                    294,904      582,510

Weighted average number of common
shares and dilutive potential
common stock used in diluted EPS                 7,966,754    7,905,456


C.   Note Payable

On January 21, 1999, the Company refinanced the mortgage on its corporate office building. Monthly principal payments on the new note are $2,896 plus interest at a fixed rate of
7.53% through January 2009.   The building and substantially
all equipment collateralize the note. The note agreement contains a covenant with respect to consolidated cash flow, with which the Company was in compliance at March 31, 1999.

Aggregate maturities of note payable as of March 31, 1999 were as follows: 1999 - $35,000; 2000 - $35,000; 2001 -
$35,000; 2002 - $35,000; 2003 - $35,000; thereafter -
$166,403.

As of January 21, 1999, the Company has available a $1,000,000 bank line of credit to provide additional short-term working capital. Borrowings under this line of credit bear interest at prime minus .125% and collateralized substantially by all the assets of the Company. At March
31, 1999, there were no amounts outstanding.

D.   Major Customer

For the three months ended March 31, 1999, sales to one customer amounted to approximately $2,439,000. For the three months ended March 31, 1998, sales to four customers amounted to approximately $1,764,000. For the six months ended March 31, 1999, sales to one customer amounted to approximately $4,284,000. For the six months ended March 31, 1998, sales to three customers amounted to approximately $3,172,000. The March 31, 1999 and 1998 accounts receivable balances from these customers include approximately $2,813,000 and $1,256,000 respectively. Subsequent collections of the March 31, 1999 accounts receivable balance have been approximately $802,000 for the one customer.


E.   Executive Employment Agreement

On April 16, 1999 the Company entered into an employment agreement with an executive of the Company. Among other things, the agreement provides the executive a stock option arrangement of 500,000 shares of the Company's stock to be purchased at $1 and vest equally over a four-year period.
The fair market value of the Company's stock at the date of the agreement was $3.75. Beginning in the quarter ended June 30, 1999, the Company will recognize a non-cash compensation expense of $343,750 per year recognized ratably each quarter for the next four years based on this agreement.


F.   Employee Incentive Stock Option Agreements

Effective April 13, 1999, the Company granted 201,000 shares in incentive stock options to its employees under the Company's qualified Incentive Stock Option Plan. Under the terms of the plan, the employees will vest equally over a four-year period, as long as they remain employed with the Company, and have the right to purchase the Company's stock at $4.00 per share, the fair market value at April 13, 1999.


G.   Subsequent Events


On April 27, 1999, the Company signed a letter of intent to acquire all of the capital stock of Vercom Software, Inc. a Texas based Corporation. Consummation of the pending acquisition is subject to ongoing due diligence. The
Company believes that should the proposed acquisition ultimately be consummated, the net results of operations would be positively effected.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

FORWARD LOOKING INFORMATION

THIS MD&A CONTAINS FORWARD LOOKING INFORMATION.  EXCEPT FOR
HISTORICAL DATA, THE MATTERS DISCUSSED IN THIS FORM 10-QSB
CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND
UNCERTAINTIES.

The Company would caution readers that in addition to the important factors described elsewhere in this Form 10-QSB, the following may contain forward looking statements that involve risk and uncertainties, including without limitations, continued acceptance of the Company's products and services, increased levels of competition, new products and technological changes, the Company's dependency on financing third party suppliers, intellectual property rights, material customers, the Company's business concentration risks within the textile industry, and other risks. The Company's actual consolidated financial results during 1999, and beyond, could differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

RESULTS OF OPERATIONS

Revenue.  Total revenue for the three-month period ended
March 31, 1999 was $3,849,046.  This revenue represents a
20.4% increase over the Company's revenues for the three-month comparable period in 1998. For the six-month period ended March 31, 1999, revenues were $7,182,733 as compared to $6,425,715 for the same six-month period in fiscal 1998, an 11.8% increase.

In the area of licensing and servicing revenues, the Company experienced an increase of approximately 60% to $2,364,729 at the March 31, 1999 quarter end as compared to $1,482,170
in the same period ending 1998. During the six-month period, licensing and servicing revenues increased approximately 17% from $3,841,372 in fiscal 1998 to $4,475,541 in 1999. This increase is attributable to servicing revenue increasing by 47% over the same period in 1998 due to increased billable development. Additionally, the increase was due to an upgrading of independent software products to the Company's integrated net collection and the addition of professional service staff to service the expansion of the Company's
installed base of the net collection(tm).   Software licensing
revenue continues to lag behind 1998 by approximately 12% due to a weaker software market in general. The Company, however, feels the slow down will be short lived as the potential software market is able to expand spending on new automation since the majority of Year 2000 expenditures have been made.

Hardware revenue for the three-month period ended March 31, 1999 was $1,484,317 as compared to $1,714,749 or a 14%
decrease over the same period in 1998. For the six-month period ended March 31, 1998, hardware revenues increased approximately 5% from $2,584,343 in fiscal 1998 to $2,707,192 in 1999. This modest increase in hardware revenue is directly attributable to customer upgrades and increased demand for radio frequency technology. Hardware revenues, however, will continue to be directly proportionate to software licensing as the Company typically sells the majority of hardware technology to its customers within a few months of signing a licensing agreement.

Licensing and service revenue amounted to 62% of total revenues for the Company compared to hardware revenues of 38% for the quarter ended March 31, 1999 and for the six-months ended March 31, 1999

Cost of Sales and Services. In the current quarter, the Company reclassified certain costs historically allocated in sales, general and administrative costs to cost of sales and services. The Company believes this reclassification more accurately states cost of sales and services as incurred in operations of the Company. Cost of sales and services amounted to $2,167,853 or 56% of total revenue during the quarter ended March 31, 1999 as compared to $2,253,357 or 70% of total revenue for the comparable period in fiscal
1998. During the six-month period, cost of sales and services was $3,811,238 or 53% of total revenue in March
1999 compared to $3,715,306 or 58% in 1998. Hardware technologies carry a higher percentage of cost (96% and 90% of hardware revenue) as compared to software licensing and servicing (31% and 48% of software and service revenue) for the quarter ended March 31, 1999 and 1998. For the six-month period ended March 31, 1999 and 1998, hardware technology cost to revenues was 91% and 93% as compared to software licensing and servicing of 30% and 34%.
Hardware technologies profit margins range varies based on vendor discounts, commissions, and customer price point demands. Software and services margins vary due to the sales of software license that carry a higher margin. This is evident for software margins for the quarter ended March 31, 1999 verses 1998 as the quarter ended 1999 has approximately $500,000 more in software license revenue than 1998.

Software Development Costs. Software development costs capitalized amounted to approximately $487,000 and $227,000 for the quarters ended March 31, 1999 and 1998, respectively. During the six-month period, software development costs capitalized amounted to approximately $988,000 in fiscal 1999 as compared to $562,000 in 1998.
The increase is attributable to new development of products, technologies, and enhancements to the net collection(tm). It is anticipated that the Company will continue software development at the current rate both capitalized and expensed, as its continual efforts to accommodate customer and market needs for the net collection(tm) development. Additionally, the Company intends to continue recruiting and hiring additional software programmers and to consider additional complementary software technologies. Whether or not the Company will successfully achieve these goals cannot be assured since competition to hire programmers appears to be at an all time high and new technologies are uncertain.

Sales, General and Administrative. In the current quarter, the Company reclassified certain costs historically allocated in sales, general and administrative costs to cost of sales and services. The Company believes this reclassification more accurately states cost of sales and
services as incurred in operations of the Company.   Sales,
general and administrative expenses were 12% of revenue for the quarter ended March 31, 1999 as compared to 8% in the comparable period 1998. During the six-month period ended March 31, 1999 sales, general and administrative expense
were 16% compared to 11% for 1998.   The percentage
increases are directly attributable to increases in sales, general and administrative salaries for new personnel and an increase in the write-off of uncollectible trade accounts.

Provisions for Income Taxes. The income tax provision for the six-months ended March 31, 1999 and March 31, 1998 was
$763,500 and $655,500, respectively. This represents an effective tax rate of 38% and 36%, for the same periods.

Quarterly Results. Net income for the three months ended March 31, 1999 and 1998 was $677,310 and $374,186 respectively. For the six-month period, net income was $1,227,230 in fiscal 1999 and $1,133,447 for 1998. On a per share basis, earnings were $.09 and .05 for the three months
ended March 31, 1999 and 1998, respectively.   Per share
earnings are $.16 for the six-months ending March 31, 1999 in comparison to $.16 for the six-months ending March 31, 1998.

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

Liquidity and Capital Resources. The Company funded its activities entirely from cash generated from operations.
The Company ended its first quarter with $1,101,164 in cash and cash equivalents.

Long term cash requirements, other than normal operating expenses, are anticipated for development of new software products and enhancement of existing products; financing anticipated growth; adding additional personnel; and the possible acquisition of software companies and products or technologies complimentary to the Company's business. The Company believes the level of financial resources is a significant competitive factor in its industry. The Company intends to raise additional capital through debt or equity financing to strengthen its financial position, facilitate growth, and provide the Company with additional flexibility to take advantage of business opportunities that may arise. However, there are no assurances as to the timing or success of such financing, if made at all. If such financing is not obtained, the Company's further performance could be negatively impacted.

Historically, accounts receivable for the Company has been generally high due to a number of factors. A primary contributor is the nature of how the Company's customer base pays for the software licensing fee of the Company's product. The Company records revenues from software license fees after an executed contract and shipment of the product.
The Company then often establishes an extended payment schedule for its customers that does not exceed twelve months.

Recent Accounting Pronouncements:

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

OTHER MATTERS

Some of the key variables and other qualitative and quantitative factors which might be deemed necessary to gain an understanding and valuation of the Company's business and risks associated therewith, are as follows:

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

Rapid Technological Changes. The computer software industry is characterized by rapid technological change and uncertainty as to the impact of emerging software solutions and services to the general process manufacturing industry. The Company's success will depend upon its ability to enhance its current products and develop new products that address technological and market developments. Major changes in technology and/or additional competition could negatively impact the Company's future performance.

Long-term Investment Cycle. Developing and localizing software for the process manufacturing industry is expensive and the investment in software development often involves a long payback cycle. The Company's plans for fiscal year 1999 include significant investments in software development and related product opportunities from which revenues may not be achieved for a number of years. Management expects total spending for software development in 1999 to increase over 1998. Expenditure of funds for research and development may or may not generate anticipated revenues in the event the final product developed does not meet market expectations and acceptance.

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

Implementation and Development. A portion of the Company's income is derived from software implementation and developmental services to its customers. Increasing implementation demands will require the Company to expand its programming personnel and associated investment costs in the training of such personnel. Although the Company believes that current and projected cash flow will be sufficient to provide additional personnel in today's highly competitive market, there can be no assurance that the Company could absorb the cost of additional personnel over the long term without additional financing resources.

Litigation. The Company is currently and will continue to be involved in routine legal proceedings that is incidental to
the business.   In the opinion of management, including in-
house counsel, these routine proceedings will not have a material adverse effect on the Company's financial position or overall results of operations. However, there can be no assurance that significant litigation will not arise in the future. Should such litigation occur, the necessary cost to defend such litigation could negatively impact future earnings of the Company.

On December 16, 1998 the Company received written correspondence on behalf of a former customer demanding a refund of fees paid for licensing, services, and equipment purchases. The matter is currently pending arbitration.
The Company intends to vigorously defend the allegations and assert certain counter claims against the customer. Management believes that this dispute will ultimately be resolved such that it will not result in a material adverse effect on the Company's consolidated financial position.

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

Business Concentration Risk. The Company develops enterprise-wide software products for complex manufacturers to be utilized in all process manufacturing industries.
However, the Company's current customer base is predominantly with companies in the textiles, apparel, hosiery, and home fashions industries. These industries as a whole tend to experience flat periods making it difficult for textile companies to fund major management information systems projects. Such flat periods could cause a negative impact on the Company's operating result.

Year 2000 Issues. Year 2000 compliance issues are currently a grave concern throughout the software industry as a whole. From a legal context, no case law has yet been established that enables the industry to definitively address issues before they arrive. As such, the uncertainties in this area are significant and potentially devastating. Although the Company has fully established an internal Year 2000 compliance committee to conduct a detailed analysis of its products and believes that its products are fully compliant, there can be no assurance that some unknown and unanticipated negative event will not occur. Additionally, Year 2000 compliance issues are relatively new to the industry. How Year 2000 law will ultimately address liabilities for software sold prior to the time Year 2000 issues became known is uncertain and unclear.

Like many other companies, the Year 2000 computer issue creates risks for the Company. If internal systems did not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's financial position. The Company organized a comprehensive compliance committee to conduct a detailed analysis of its products to assure it compliance and assure its computer
systems for the Year 2000.   The Company has made changes
to its internal systems to insure compliance and will continue to test these systems throughout 1999. Additionally, the Company believes that its current products are compliant, however, the Company continually assesses capability of its products sold to customers to handle Year 2000. However, there can be no absolute assurance that the Company's products contain and will contain all features and functionality considered necessary by customers to be Year 2000 compliant.

The Company refers to "Year 2000 Compliance" to mean that the net collection(tm) will function and operate in accordance with the program specifications and will provide the required output and will process data in accordance with the system specifications and logic during the Year 2000 and thereafter. The functions, calculations and other computing processes of the net collection(tm) perform in a consistent manner regardless of the date in time on which the processes are actually performed, and regardless of the date on which data was input into the product, whether before, on or after January 1, 2000 and whether or not the dates are affected by leap years. The net collection(tm) accepts, calculates, compares, sorts, extracts, sequences, and otherwise processes date inputs and date values, and returns date values in a consistent manner regardless of the dates used, whether before, on or after January 1, 2000.

The Company is also contacting critical suppliers of hardware and software to determine that the suppliers' operations and the products and services they provide are Year 2000 capable. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company.

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

On December 16, 1998 the Company received written correspondence on behalf of a former customer demanding a refund of fees paid for licensing, services, and equipment purchases. The matter is currently pending arbitration.
The Company intends to vigorously defend the allegations and assert certain counter claims against the customer. Management believes that this dispute will ultimately be resolved such that it will not result in a material adverse effect on the Company's consolidated financial position.

The estimate of the potential impact on the Company's financial position or overall results of operations for the above legal proceedings could change in the future.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits included herewith are:
     (11)   Schedule of Computation of Net Income Per Common Share
     (27)   Financial Data Schedule

(b)  Reports on Form 8-K

1.   Form 8-K filed with the Securities and Exchange
     Commission January 26, 1999 announcing the appointment of KPMG LLP as the Company's independent accountants to audit the Company's financial statements for the year-ended September 30, 1999. This Form 8-K is incorporated by reference.

2.   Form 8-K filed with the Securities and Exchange
     Commission April 14, 1999 announcing the hiring of Christopher Baker as President and Chief Operating Officer.
     This Form 8-K is incorporated by reference.

3.   Form 8-K filed with the Securities and Exchange
     Commission May 12, 1999 announcing the signing of a letter of intent with a privately held Dallas, Texas based company.
     This Form 8-K is incorporated by reference.


                         SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              NETWORK SYSTEMS INTERNATIONAL, INC.

Date: 05/17/1999               /s/  Robbie M. Efird
                              Robbie M. Efird, Chief Executive Officer


Date:  05/17/1999              /s/  Michael T. Spohn
                              Michael T. Spohn, Chief Financial Officer


EXHIBIT INDEX

Exhibit                                                               Page

(11) Schedule of Computation of Net Income Per Share (Unaudited)       17

(27) Financial Data Schedule                                           18



                                                Six Months Ended March 31,
           Primary                                  1999          1998

Net income                                      $ 1,256,573   $ 1,188,348

Less - preferred stock
dividends                                          (29,343)      (54,901)

Net income for primary income per Common Share  $ 1,227,230   $ 1,133,447

Weighted average number of Common Shares
outstanding during the year                       7,671,850     7,322,946

Primary income per Common Share                 $       .16   $       .16


           Fully Diluted

Net income for primary income per Common Share  $ 1,227,230   $ 1,133,447

Add - dividends on convertible preferred stock       29,343        54,901

Net income for fully diluted net
income per share                                $ 1,256,573   $ 1,188,348

Weighted average number of shares used in
calculating primary income per common share       7,671,850     7,322,946

Assuming conversion of convertible preferred
stock (weighted average)                            294,904       582,510

Weighted average number of common shares
outstanding as adjusted                           7,966,754     7,905,456

Fully diluted earnings per common share         $       .16   $       .15