Form 10QSB
period 1999-06-30
NETWORK SYSTEMS INTERNATIONAL INC
filed 1999-08-16
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-QSB

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT of 1934.
                       For the quarterly period ended June 30, 1999

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

          X    YES             ___   NO

There were 7,768,254 shares of the Registrant's $.001 par value common stock and 4,035 shares of Registrants $.001 par value preferred stock outstanding as of June 30, 1999.

   Transitional Small Business Format (check one)  Yes __      No X



             NETWORK SYSTEMS INTERNATIONAL, INC.

                          Contents

Part I - Financial Information                              Page

     Item 1.  Consolidated Financial Statements
              Consolidated Balance Sheet                          3
              Consolidated Statements of Operations
                   Three months ended June 30, 1999 and 1998      4
                   Nine months ended June 30, 1999 and 1998       5
              Consolidated Statements of Cash Flow
                   Nine months ended June 30, 1999 and 1998       6
              Consolidated Statement of Changes in
               Stockholders' Equity                               7
              Notes to Consolidated Financial Statements          8
     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations       15
Part II
     Item 1.  Legal Proceedings                                   19
     Item 6.  Exhibits and Reports on Form 8-K                    19
Signatures                                                        20
Exhibit Index                                                     21

Item 1.   Financial Statements

           Network Systems International, Inc. and Subsidiaries
                        Consolidated Balance Sheet
                               June 30, 1999
                                (Unaudited)
ASSETS
Current Assets:
       Cash and cash equivalents                 $   162,007
       Accounts receivable, trade, net of
        allowance of  $688,000                     3,379,583
       Contracts receivable, net of allowance
        of $62,000                                 1,342,478
       Accounts receivable, related parties          112,691
       Note receivable, current                       30,000
       Income tax receivable                         272,024
       Other current assets                          112,016
Total current assets                               5,410,799

Property and equipment, net of accumulated
depreciation                                       1,561,385

Other Assets:
        Note receivable, net of current portion       93,911
        Software development costs, net of
          accumulated amortization                 3,036,733
        Excess of costs over net assets
          acquired, net of accumulated
          amortization                             4,453,333
        Other                                        330,937
Total other assets                                 7,914,914
Total assets                                    $ 14,887,098

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable, trade                  $  1,971,285
       Notes payable, current                         35,000
       Capital lease obligation, current              88,000
       Other accrued liabilities                     204,791
       Unearned revenue                              759,146
       Revolving credit agreement, current
        portion                                      200,000
Total current liabilities                          3,258,222

Long Term Liabilities:
       Revolving credit agreement                  3,500,000
       Deferred income taxes                         975,725
       Notes payable, net of current maturities      297,713
       Capital lease obligation, net of
         current maturities                           41,317
Total long term liabilities                        4,814,755

Stockholders' Equity:
       Preferred Stock; $.001 par value;
         authorized 12,500 shares; issued and
         outstanding 4,035 shares                           4
       Common Stock; $.001 par value; authorized
         100,000,000 shares; issued and outstanding
         7,768,254 shares                               7,768
       Capital in excess of par value               3,377,996
       Retained earnings                            3,428,353
Total stockholders' equity                          6,814,121
Total liabilities and stockholders' equity        $14,887,098

The accompanying notes are an integral part of the consolidated financial statements.


         Network Systems International, Inc. and Subsidiaries
               Consolidated Statements of Operations
                             (Unaudited)

                                            Three Months Ended June 30,
                                                1999          1998
Revenue:
     Licensing and servicing revenue        $ 2,379,948       1,718,295
     Equipment revenue                        2,198,966       1,703,906
Total revenue                                 4,578,914       3,422,201

Operating expenses:
      Cost of sales and services              2,576,832       1,815,554
      Research and development                  861,977         485,743
      Sales, general and administrative       1,339,911         330,017
Total operating expenses                      4,778,720       2,631,314

Operating income (loss)                        (199,806)        790,887

Other income (expenses)
      Interest, net                              10,550          17,309
      Other, net                                 (9,980)          1,618
Total other income                                  570          18,927

Income (loss) before income tax
  provision (benefit)                          (199,236)        809,814

Income tax provision (benefit)                   48,800         263,100

Net income (loss)                            $ (248,036)        546,714

Dividends on preferred shares                    10,125          18,388

Net income (loss) applicable to
  common shares                                (258,161)        528,326

Earnings (loss)  per common share            $     (.03)    $       .07

Earnings (loss) per common share-
     Assuming dilution                       $     (.03)    $       .07


The accompanying notes are an integral part of the consolidated financial statements.

          Network Systems International, Inc. and Subsidiaries
                    Consolidated Statements of Income
                                (Unaudited)

                                             Nine Months Ended June 30,
                                               1999              1998
Revenue:
     Licensing and servicing revenue         $ 6,855,489      $ 5,559,667
     Equipment revenue                         4,906,158        4,288,249
Total revenue                                 11,761,647        9,847,916

Operating expenses:
      Cost of sales and services               5,519,534        4,796,141
      Research and development                 1,830,838        1,436,037
      Sales, general and administrative        2,609,719        1,009,740
Total operating expenses                       9,960,091        7,241,918

Operating income                               1,801,556        2,605,998

Other income (expenses)
      Interest, net                               28,280           31,037
      Other, net                                  (8,999)          16,624
Total other income                                19,281           47,661

Income before income tax provision             1,820,837        2,653,659

Income tax provision                             812,300          918,600

Net income                                   $ 1,008,537        1,735,059

Dividends on preferred shares                     39,468           73,289

Net income applicable to common shares           969,069        1,661,770

Earnings per common share                    $       .13      $       .22

Earnings per common share-
     Assuming dilution                       $       .13      $       .22


The accompanying notes are an integral part of the consolidated financial statements.

              Network Systems International, Inc. and Subsidiaries
                     Consolidated Statements of Cash Flow
                                (Unaudited)


                                               Nine Months Ended June 30,
                                                   1999              1998
OPERATING ACTIVITIES
   Net income                                  $ 1,008,537     $ 1,735,059
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation and amortization              1,329,967       1,231,349
      Promotional fees paid with stock                   -          72,000
      Compensation expense on stock options         85,938
      Provision for bad debts                      250,000         273,014
      Change in operating assets and
      liabilities:
         Accounts receivable and
          contracts receivable                  (1,185,288)     (2,694,204)
         Prepaid assets, other
          receivables, and other assets            (70,730)        264,280
         Income tax receivable                    (252,399)        318,476
         Accounts payable and accrued
          liabilities                            1,146,137       1,462,686
         Unearned revenue                          428,668          41,977
         Deferred income taxes                     508,725        (226,300)
   Total adjustments                             2,241,018         743,278
   Net cash provided by operating activities     3,249,555       2,478,337

INVESTING ACTIVITIES
   Acquisition of property and equipment          (515,499)       (354,957)
   Software development capitalized             (2,782,916)       (897,550)
   Issuance of note receivable                           -        (200,000)
   Payment received on note receivable              17,362         220,432
   Increase in cash surrender value
     of life insurance                            (180,925)        (34,473)
   Acquisition of Vercom, net of
     purchased research and development         (4,463,220)              -
   Net cash (used in) investing
     activities                                 (7,925,198)     (1,266,548)

FINANCING ACTIVITIES
   Payment on notes payable and
     capital lease obligations                     (51,776)       (76,137)
   Proceeds (payments) on revolving
     credit agreement                            3,700,000       (131,382)
   Dividends paid                                  (39,468)       (73,289)
   Net cash provided by (used in)
     financing activities                        3,608,756       (280,808)
Net (decrease) increase in cash and
   cash equivalents                             (1,066,887)       930,981

Cash and cash equivalents at October 1:          1,228,894        491,413
Cash and cash equivalents at June 30:          $   162,007      1,422,394

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION AND NONCASH INVESTING AND
FINANCING ACTIVITIES
   Cash paid during the period for:
      Interest                                 $    25,600    $   33,740
      Taxes                                    $ 1,084,800    $  600,124



The accompanying notes are an integral part of the consolidated financial statements.

            Network Systems International, Inc. and Subsidiaries
         Consolidated Statement of Changes in Stockholders' Equity
                       Nine Months ended June 30, 1999
                                (Unaudited)


             Common Stock      Preferred Stock


             Number    $.001   Number $.001 Capital     Retained    Total
             of        Par     of     Par   in excess   Earnings
             Shares    Value   Shares Value of par
                                            value
Balance
October 1,
1998         7,661,754 $7,662  6,100  $ 6   $3,292,162  $2,459,284  $ 5,759,114

Issuance of
common stock     3,250      3      -    -           (3)          -            -

Conversion
of
preferred
stock          103,250    103(2,065)   (2)        (101)          -            -

Compensation
related to
grant
of stock
options              -      -     -     -       85,938           -       85,938

Dividends on
preferred
stock                -      -     -     -            -     (39,468)     (39,468)

Net Income for
the nine
months ended
June 30, 1999        -      -     -     -            -   1,008,537   1,008,537

Balance June
30, 1999     7,768,254 $7,768 4,035   $ 4  $3,377,996   $3,428,353  $6,814,121


The accompanying notes are an integral part of the consolidated financial statements.


            Network Systems International, Inc. and Subsidiaries
                 Notes to Consolidated Financial Statements

A.  Summary of Significant Accounting Policies

Organization and Basis of Presentation

Network Systems International, Inc. (the "Company"), a Nevada corporation, is a vertical market company that is the developer of the net collection(tm) and Primac software systems. These products represent the premier suites of supply chain management and enterprise-wide software products for the textile, apparel, home furnishing, and printing industries. The Company also offers hardware products, consulting and implementation services providing a complete solution to its customer's technology needs.

The Company and its four wholly owned subsidiaries: Network Information Services, Inc. ("NIS"), Network Investment Group, Inc. ("NIG"), Network Systems International, Inc. of North Carolina ("NESI-NC") and Vercom Software Inc. ("Vercom") (see Note C) employs approximately 105 full-time associates. The Company is headquartered in Greensboro, North Carolina with offices in Dallas, Texas and Greenville,
South Carolina.   All intercompany transactions have been
eliminated in consolidation.

On July 10, 1998 the Company was officially approved for listing on NASDAQ and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI on that date.

Basis of Preparation:
The financial statements consolidate the accounts of Network
Systems International, Inc. and its wholly owned subsidiaries Network Information Services, Inc., Network
Investment Group, Inc., Network Systems International, Inc.
of North Carolina and Vercom Software, Inc.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

B.   Significant Accounting Policies

Software Development Cost:
The Company capitalizes the direct costs and allocated overhead associated with the development of software products. Initial costs are charged to operations as research and development prior to the development of a detailed program design or a working model. Capitalization of computer software development costs begins upon the establishment of technical feasibility for the product. Costs incurred subsequent to the product release are charged to operations. Capitalized software development costs amounted to $1,382,915 and $897,550 for the nine months ended June 30, 1999 and 1998, respectively. As part of the Vercom acquisition, the Company recorded $1,400,000 in software development costs.

Amortization of capitalized computer software development costs begins when the products are available for general release to customers, and is computed on a straight-line basis over the economic life. The Company has estimated that the useful economic life of its products is two to five years. Amortization expense of capitalized software cost amounts to $1,169,977 and $1,102,251 for the nine months ended June 30, 1999 and 1998, respectively, and is included in research and development.

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

     Revenues from fixed price contracts are recognized
using the percentage-of-completion method,   measured by
direct hours.  Contract costs include direct labor combined
with allocations of      operational overhead and other
direct costs.  Provisions for estimated losses on
uncompleted    contracts are made in the period in which
such losses are determined.  Changes in job  performance,
job conditions and estimated profitability that may result
in revisions to costs and     revisions, are recognized in
the period in which the revenues are determined.
     For the nine months ended June 30, 1999, there were no revenues from fixed priced contracts.

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



Earnings Per Share:
Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of preferred stock and stock options into common stock using the "treasury stock" method.

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                          Three months ended
                                                June 30,
                                            1999          1998
Net income (loss)                     $  (248,036)      546,714

Less preferred stock dividends            (10,125)      (18,388)

Income (loss) applicable to
common shares                            (258,161)      528,326

Preferred stock dividends                  10,125        18,388

Income (loss) applicable to
common shares after assumed
conversion of dilutive securities        (248,036)      546,714

Weighted average number of common
shares used in basic EPS                7,757,260     7,545,553

Effect of dilutive convertible
preferred stock and stock options         230,451       383,701

Weighted average number of common
shares and dilutive potential
common shares used in diluted EPS       7,987,711     7,929,254


                                               Nine months ended
                                                    June 30,
                                           1999                1998

Net income                               $ 1,008,537        1,735,059

Less preferred stock dividends               (39,468)         (73,289)

Income applicable to common
shares                                       969,069        1,661,770

Preferred stock dividends                     39,468           73,289

Income applicable to common
shares after assumed conversion
of dilutive securities                     1,008,537        1,735,059


Weighted average number of common
shares used in basic EPS                   7,700,320       7,398,110

Effect of dilutive convertible
preferred stock and stock options             273,420         515,485

Weighted average number of common
shares and dilutive potential
common shares used in diluted EPS           7,973,740       7,913,595


C.   Business Combinations

On June 16, 1999, the Company acquired all of the
outstanding capital stock of Vercom Software, Inc.
("Vercom") a vertical market company offering a specialized
software solution for the complex requirements of the
printing industry for $6.8 million in cash.   The Company
funded this acquisition through cash provided by operating activities and bank borrowings (see Note D).

The Vercom acquisition has been accounted for by the purchase method of accounting in accordance with APB 25 "Business Combinations" and, accordingly, the results of operations of Vercom for the period from June 17, 1999 to June 30, 1999 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values. In addition, approximately $300,000 of the purchase price was allocated to purchased in-process research and development, which was charged to Research and Development
expense for the period ended June 30, 1999.    Accordingly,
the Company recorded a non-recurring charge for this purchased in-process research and development at the date of acquisition. The excess cost over the estimated fair value of net assets acquired and the purchased in-process research and development was approximately $4.5 million of goodwill and will be amortized on a straight-line basis over its estimated useful life.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on October 1, 1998 and excludes the write-off of purchased in-process research and development of $300,000.

                                     Nine months ended
                                       June 30, 1999

     Revenues                          $  15,268,733
     Net earnings                          1,577,850
     Earnings per share                          .20

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

D.           Long Term Debt

Note Payable

On January 21, 1999, the Company refinanced the mortgage on its corporate office building. Monthly principal payments on the new note are $2,896 plus interest at a fixed rate of
7.53% through January 2009.   The building and substantially
all equipment collateralize the note. The note agreement contains a covenant with respect to consolidated cash flow, with which the Company was in compliance at June 30, 1999.

Aggregate maturities of note payable as of June 30, 1999 were as follows: 1999 - $35,000; 2000 - $35,000; 2001 -
$35,000; 2002 - $35,000; 2003 - $35,000; thereafter -
$157,713.

Revolving Credit Agreement

On June 16, 1999, the Company, in conjunction with the acquisition Vercom Software, Inc., entered into a $4,500,000 revolving credit agreement with a bank which provided funds to finance the acquisition (see Note C) and working capital needs. As of June 30, 1999, the Company had $3,700,000
outstanding on this revolving credit agreement.   The credit
agreement provides for interest at the Monthly LIBOR Index plus 2.50% to 3.10% based on the Company's Consolidated Cash Flow/Consolidated Funded Debt ratio. The revolver has the following declining availability: $4.5 million through September 30, 1999; $4.0 million through December 30, 1999; $3.5 million through June 30, 2000; and $3.0 million through June 30, 2001. The credit facility is collateralized by
substantially all of the assets of the Company.   The term
of this agreement is for two years ending June 30, 2001 at which time all unpaid principal and interest is due. The credit facility includes financial covenants that impose restrictions with respect to the maintenance of Consolidated Cash Flow to Consolidated Funded Debt and Consolidated Liabilities to Consolidated liabilities to consolidated Tangible Net Worth that begins September 30, 1999.


E.   Major Customers

For the three months ended June 30, 1999, sales to two customers amounted to approximately $2,946,000. For the three months ended June 30, 1998, sales to two customers amounted to approximately $1,907,000. For the nine months ended June 30, 1999, sales to one customer amounted to approximately $6,740,000. For the nine months ended June
30, 1998, sales to two customers amounted to approximately
$4,041,000. The June 30, 1999 and 1998 accounts receivable balances from these customers were approximately $1,928,000 and $2,109,000 respectively.

F.   Stock Options

Employee Incentive Stock Option Agreements

Effective April 13, 1999, the Company granted 201,000 shares in incentive stock options to its employees under the Company's qualified Incentive Stock Option Plan. Under the terms of the plan, the options will vest equally over a four-year period, as long as the employees remain employed with the Company. The options were granted at $4.00 per share, the fair market value at April 13, 1999. As of June 30, 1999 none of the granted shares have vested.

Pursuant to SFAS #123 "Accounting for Stock Based
Compensation", the Company has elected to account for its employees stock option plan under Accounting Principles
Board Opinion 25, "Accounting for Stock Issued to
Employees". No compensation cost was recognize since the exercise price was equal to the market price of the underlying stock on the date of grant.

Executive Employment Agreement

On April 15, 1999 the Company entered into an employment agreement with an executive of the Company. Among other things, the agreement provides the executive a stock option arrangement of 500,000 shares of the Company's stock to be purchased at $1 and vest equally over a four-year period. The fair market value of the Company's stock at the date of the agreement was $3.75. During the quarter ended June 30, 1999, the Company recognized a non-cash compensation expense of approximately $86,000. The Company will recognize this non-cash compensation expense ratably each quarter for the next four years based on this agreement.


G.   Commitments

On June 1, 1999, the Company entered into a five year consulting agreement with a former officer of the Company. Among other things, the consultant has the right to sell 10,000 shares of restricted Company stock owned by the consultant back to the Company each quarter. The Company has the obligation to purchase those shares for four dollars per share upon notification by the consultant. The consultant, however, can elect to sell the quarterly allotment on the open market relieving the Company of its obligation to purchase the shares. The consultant may elect to extend the term of the Company's obligation an additional eight years or until a total of 500,000 shares have been sold to the Company and/or on open market. During the quarter ending June 30, 1999, the Consultant has placed all amounts in the open markets.


H.   Litigation

On June 17, 1999, the Company agreed to pay a former customer $500,000 for full settlement of a dispute over fees paid for licensing and servicing. The settlement payments are to be paid out over a period of nine months with a final payment due March 31, 2000. The Company has recorded the entire settlement in the current quarter to general and administrative expense.

The Company is currently and will continue to be involved in routine legal proceedings that are incidental to the
business.   In the opinion of management these routine
proceedings will not have a material adverse effect on the Company's financial position or overall results of operations.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

FORWARD LOOKING INFORMATION

THIS MD&A CONTAINS FORWARD LOOKING INFORMATION.  EXCEPT FOR
HISTORICAL DATA, THE MATTERS DISCUSSED IN THIS FORM 10-QSB
CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND
UNCERTAINTIES.

The Company would caution readers that in addition to the important factors described elsewhere in this Form 10-QSB, the following may contain forward looking statements that involve risk and uncertainties, including without limitations, continued acceptance of the Company's products and services, increased levels of competition, new products and technological changes, the Company's dependency on financing third party suppliers, intellectual property rights, material customers, the Company's business concentration risks within the textile and printing industries, business combinations, and other risks. The Company's actual consolidated financial results during 1999, and beyond, could differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

RESULTS OF OPERATIONS

Results of the Company's newly acquired subsidiary, Vercom Software Inc., are included in the financial statements since its June 16, 1999 acquisition date. These results are insignificant to the results of the Corporation for the period presented.

The Company has reclassified certain costs to more accurately reflect the proper classification of these costs.
All periods presented reflect these reclassifications.

Revenue. Total revenue for the three-month period ended June 30, 1999 was $4,578,914. This revenue represents a 34% increase over the Company's revenues for the three-month comparable period in 1998. For the nine-month period ended June 30, 1999, revenues were $11,761,647 as compared to $9,847,916 for the same nine-month period in fiscal 1998, a 19.4% increases.

In the area of licensing and services revenues, the Company experienced an increase of approximately 38% to $2,379,948 at the June 30, 1999 quarter end as compared to $1,718,295 in the same period ending 1998. During the nine-month period ended June 30, 1999, licensing and services revenues increased approximately 23% from $5,559,667 in fiscal 1998 to $6,855,489 in 1999. These increases are primarily attributable to increases in service revenues. The software industry as a whole, including the Company, anticipates a temporary slowdown in sales of licenses and hardware as its customers focus on their Year 2000 readiness and defer purchases until year 2000.

Hardware revenue for the three-month period ended June 30, 1999 was $2,198,966 as compared to $1,703,906 or a 29%
increase over the same period in 1998. For the nine-month period ended June 30, 1999, hardware revenues increased approximately 14% from $4,288,249 in fiscal 1998 to $4,906,158 in 1999. This increase in hardware revenue is directly attributable to customer upgrades and increased demand for radio frequency technology. Hardware revenues will continue to be directly proportionate to software licensing as the Company typically sells the majority of hardware technology to its customers within a few months of signing a licensing agreement.

Licensing and service revenue amounted to 52% of total revenues for the Company compared to hardware revenues of 48% for the quarter ended June 30, 1999, and 58% and 42% for the nine-months ended June 30, 1999.

Cost of Sales and Services. Cost of sales and services amounted to $2,576,832 or 56% of total revenue during the quarter ended June 30, 1999 as compared to $1,813,554 or 53% of total revenue for the comparable period in fiscal 1998. During the nine-month period, cost of sales and services were $5,519,534 or 47% of total revenue in 1999 compared to $4,796,144 or 49% in 1998. Margins vary based upon the mix of revenues derived from software licenses, services and hardware.


Software Development Costs. Software development costs capitalized amounted to approximately $394,000 and $336,000 for the quarters ended June 30, 1999 and 1998, respectively. During the nine-month period, software development costs capitalized amounted to approximately $1,383,000 in fiscal 1999 as compared to $898,000 in 1998. The increase is attributable to new development of products, technologies, and enhancements. Additionally, as part of the Vercom acquisition, the Company recorded $1,400,000 in software development costs. It is anticipated that the Company will continue software development at the current rate both capitalized and expensed.


Sales, General and Administrative. Sales, general and administrative expenses were 29% of revenue for the quarter ended June 30, 1999 as compared to 10% in the comparable period 1998. During the nine-month period ended June 30, 1999, sales, general and administrative expenses were 22%
compared to 10% for 1998.   The Company incurred several one-
time charges that significantly increased sales, general and administration for quarter ended June 30, 1999. These charges include $130,000 for acquisition related costs, $500,000 for a settlement of a dispute with a former customer and $70,000 for other miscellaneous expenses. Excluding these one-time costs, sales, general and administrative expenses were 14% of revenue for the quarter ended June 30, 1999 and 16% of revenue for the nine-months ended June 30, 1999.

Research and Development. Research and development amounted to $861,977 or 19% of total revenue during the quarter ended June 30, 1999 as compared to $485,743 or 14% for the comparable period in fiscal 1998. During the nine-month period, research and development was $1,830,838 or 16% of total revenue in 1999 compared to $1,436,037 or 15% in 1998. During the quarter ended June 30, 1999, the Company wrote off $300,000 of purchased in-process research and development in connection with the acquisition of Vercom Software, Inc.

Provisions for Income Taxes. The income tax provision for the nine-months ended June 30, 1999 and June 30, 1998 was $ 812,300 and $918,600, respectively. This represents an effective tax rate of 45% and 35%, for the same periods. The higher tax rate in 1999 is due to the write-off of purchased in-process research and development that the Company does not receive a tax benefit from.

Quarterly Results. Net income (loss) for the three months ended June 30, 1999 and 1998 was $(248,036) and $546,714, respectively.  For the nine-month period, net income was $
1,008,537 in fiscal 1999 and $1,735,059 for 1998.  On a per
share basis, earnings (losses) were $(.03) and $.07 for the three months ended June 30, 1999 and 1998, respectively.
Per share earnings are $.13 for the nine-months ending June
30, 1999 in comparison to $.22 for the nine-months ending
June 30, 1998. The decrease in earnings is directly related to the one-time charges the Company incurred during the third quarter as described in the sales, general and administrative and research and development notes above.
Without the one-time charges, the Company's earnings per share would have been (tax adjusted) $ .06 for the quarter ended June 30, 1999 and $ .22 for the nine months ended
June 30, 1999.

Liquidity and Capital Resources. Cash and Cash Equivalents were $162,007, representing a decrease of approximately
$1,000,000 during the nine-months ended June 30, 1999. The decrease is due to the acquisition of Vercom Software, Inc.
in which the Company utilized cash from operations and a revolving credit arrangement with a bank. The revolver has the following declining availability: $4.5 million through September 30, 1999; $4.0 million through December 30, 1999;
3.5 million through June 30, 2000; and 3.0 million through June 30, 2001.


Recent Accounting Pronouncements:

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." The Statement requires publicly owned companies to report certain financial information about operation segments, as well as certain information about those operating segment's products and services, the geographic areas in which they operate, and their major customers. The Statement was effective for fiscal years beginning after December 15, 1997. The Company adopted the provisions of SFAS No. 131 during fiscal year ended 1998.


In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement is effective for fiscal years beginning after June 15, 1999. The Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" deferring the effective date to all fiscal quarters of all fiscal years beginning after June 15,
2000.                 The Company's current policy is not to
enter into any derivative instruments or hedging activities.

OTHER MATTERS

Some of the key variables and other qualitative and quantitative factors that might be deemed necessary to gain an understanding of the Company's business and risks associated therewith are as follows:

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

Long-term Investment Cycle. Developing software is expensive and the investment in software development often involves a long payback cycle. The Company plans to continue to make significant investments in software development. Expenditure of funds for research and development may or may not generate anticipated revenues in the event the final product developed does not meet market expectations and acceptance.

Sales Cycle. Traditionally, the Company experiences a significant period between the time a customer is introduced to the Company's products and services and the final date upon which actual contracts are signed. The period to complete these efforts often takes up to twelve months. As a result, it is difficult to build a firm foundation for predicting revenues over an extended period of time. Additionally, by the time prospects become customers, time is usually of the essence and proper predictions for staffing needs must be made well in advance of the time implementation services are required. Although the Company has historically achieved a significant level of success in accurately predicting ongoing staffing needs, the uncertainties stated above could ultimately create a negative impact on the overall revenues and profitability of the Company.

Material Customers. The Company could potentially face the risks related to loss of material customers. Such loss of customers would have an immediate negative impact on the profitability of the Company.

Business Concentration Risk. The Company develops enterprise-wide software products for complex manufacturers to be utilized in all process manufacturing industries.
However, the Company's current customer base is predominantly with companies in the textiles, apparel, home fashions, and printing industries. A downturn in these industries could cause a negative impact on the Company's operating result.

Year 2000 Issues. Year 2000 compliance issues are currently a grave concern throughout the software industry as a whole. From a legal context, no case law has yet been established that enables the industry to definitively address issues before they arrive. As such, the uncertainties in this area are significant and potentially devastating. Although the Company has fully established internal Year 2000 compliance committees to conduct a detailed analysis of its products and believes that its products are fully compliant, there can be no assurance that some unknown and unanticipated negative event will not occur. The Company has made changes to its internal systems to insure compliance and will continually assess capability of its products throughout 1999 during 2000 and beyond.

The Company has contacted critical suppliers of hardware and software to determine that the suppliers' operations and the products and services they provide are Year 2000 compliant. There can be no assurance that another company's failure to ensure Year 2000 capability would not have an adverse effect on the Company.

To date, the Company has incurred limited expenses associated with its Year 2000 efforts in connection with both internal systems and products, which are immaterial to the Company's financial position. Management expects that the future costs of the Year 2000 assessment will not have a material effect on the Company's financial position.


                           Part II


Item 1.  Legal Proceedings

The Company is currently and will continue to be involved in routine legal proceedings that are incidental to the
business.   In the opinion of management, these routine
proceedings will not have a material adverse effect on the Company's financial position or overall results of operations.

On June 17, 1999, the Company agreed to pay a former customer $500,000 for full settlement of a dispute over fees paid for licensing and servicing. The settlement payments are to be paid out over a period of nine months with a final payment due March 31, 2000. The Company has recorded the entire settlement in the current quarter to general and administrative expense.

The potential impact on the Company's financial position or overall results of operations for the above legal proceedings could change in the future.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits included herewith are:
     ( 2) Plan of Acquisition
     (10) Material Contracts
     (11) Schedule of Computation of Net Income Per Common
          Share
     (27) Financial Data Schedule

(b)  Reports on Form 8-K

1.   Form 8-K filed with the Securities and Exchange
     Commission January 26, 1999 announcing the appointment of KPMG LLP as the Company's independent accountants to audit the Company's financial statements for the year-ended September 30, 1999. This Form 8-K is incorporated by reference.
2.   Form 8-K filed with the Securities and Exchange
     Commission April 14, 1999 announcing the hiring of Christopher Baker as President and Chief Operating Officer. This Form 8-K is incorporated by reference.
3.   Form 8-K filed with the Securities and Exchange
     Commission May 12, 1999 announcing the signing of a letter of intent with a privately held Dallas, Texas based company. This Form 8-K is incorporated by reference.
4.   Form 8-K filed with the Securities and Exchange
     Commission June 30, 1999 announcing the acquisition of Vercom Software, Inc. This Form 8-K is incorporated by reference.


                         SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              NETWORK SYSTEMS INTERNATIONAL, INC.

Date: 08/16/1999               /s/  Robbie M. Efird
                              Robbie M. Efird, Chief Executive Officer


Date:  08/16/1999              /s/  Michael T. Spohn
                              Michael T. Spohn, Chief Financial Officer
EXHIBIT INDEX


Exhibit

( 2)  Plan of Acquisition
      2.1  Stock Purchase Agreement of Vercom Software, Inc.

(10) Material Contracts
     10.1 Consulting Agreement Between Network Systems
       International, Inc. and E. W. Miller, Jr.
     10.2 Executive Employment Agreement Between Network Systems
       International, Inc. and Christopher N. Baker

(11) Schedule of Computation of Net Income Per Share(Unaudited)

(27) Financial Data Schedule


                               Nine Months Ended June 30,
           Primary                 1999          1998

Net income                      $ 1,008,537   $ 1,735,059

Less - preferred stock
dividends                           (39,468)      (73,289)

Net income applicable for
common shares                   $   969,069   $ 1,661,770

Weighted average number of
common shares outstanding
during the year                   7,700,320     7,398,110

Basic income per common share   $       .13   $       .22


        Fully Diluted

Net income applicable for
common share                   $    969,069   $ 1,661,770

Add - dividends on
convertible preferred stock          39,468        73,289

Net income for fully diluted
net income per share           $  1,008,537   $ 1,735,059

Weighted average number of
shares used in calculating
primary income per common
share                             7,700,320    7,398,110

Assuming conversion of
convertible preferred stock
and stock options (weighted
average)                            273,420      515,485

Weighted average number of
common shares outstanding
as adjusted                       7,973,740     7,913,595

Fully diluted earnings per
common share                    $       .13   $       .22