Form 10KSB
period 1999-09-30
NETWORK SYSTEMS INTERNATIONAL INC
filed 2000-01-13
CIK 842722

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-KSB
(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE
                       SECURITIES AND EXCHANGE ACT OF 1934
        For the Fiscal Year Ended September 30, 1999

                                   OR

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

      For the transition period from . . . . .to. . . . . ..

            Commission File Number 0-22991   CUSIP NUMBER 64121L 10 3

                    NETWORK SYSTEMS INTERNATIONAL, INC.
         (Exact name of registrant as specified in the charter)

         Nevada                                      87-0460247
(State or other jurisdiction of       (I.R.S. Employer Identification Number)
incorporation or organization)

           200 North Elm Street, Greensboro, North Carolina, 27401 (Address of principal executive offices, Including zip code)

Registrant's telephone number, including area code:   336) 271-8400

Securities registered pursuant to  Section 12(b) of the Act:

         Title of each class          Name of Exchange on which registered
               None                                  None

Securities registered pursuant to         Common Stock, $.001 par value
Section 12(g) of the Act:                        (Title of Class)

Indicate by check mark whether the registrant (1) has filed
all reports required to be filed by Section 13 or 15(d) of
the Securities Exchange Act of 1934 during the past 12
months (or for such shorter period that the registrant was
required to file such reports) and (2) has been subject to
such filing requirements for the past 90 days.
                       Yes X    No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for the year ended September 30, 1999 were $14,249,657.

As of December 17, 1999 there were 7,789,404 outstanding shares of common stock, par value $.001 per share. The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on December 17, 1999 based on the average bid and ask price on such date was $ 9,439,362.

DOCUMENTS INCORPORATED BY REFERENCE: A more complete statement of the information required by Part III of Form 10-
KSB is incorporated herein by reference to the registrant's definitive Proxy Statement relating to its 2000 Annual
Meeting of Shareholders which will be filed with the Commission within 120 days after the end of the registrant's fiscal year.

Transitional Small Business Disclosure Format:    Yes  __   No  x

                      TABLE OF CONTENTS
Part I
               Item 1. Business                                           3
               Item 2. Properties                                         8
               Item 3. Legal Proceedings                                  8
               Item 4. Submission of Matters to a Vote of
                        Security Matters                                  9

Part II
               Item 5. Market for Common Equity and Related
                       Stockholder Matters                               10
               Item 6. Management's Discussion and Analysis              11
               Item 7. Financial Statements                              16

Part III
               Item 9. Directors, Executive Officers,
                       Promoters and Control Persons; Compliance
                       With Section 16(a) of the Exchange Act.           35
               Item 10. Executive Compensation                           35
               Item 11. Security Ownership of Certain
                        Beneficial Owners and Management                 35
               Item 12. Certain Relationships and Related
                        Transactions                                     35
               Item 13. Exhibits and Reports on Form 8-K                 36

Part I

Item 1.  Description of Business

Originally incorporated in 1985 as Network Information
Services, Inc., Network Systems International, Inc. (the
"Company"), was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. In July 1998, the Company was approved for listing on the NASDAQ SmallCap Exchange under the symbol
NESI.

During the first few years of its development, the Company obtained contract programming orders from various manufacturing entities throughout the State of North
Carolina. Over the succeeding ten-year period, the Company developed proprietary software and expanded operations with the introduction of product enhancements designed to keep pace with changing environments in manufacturing processes.

The Company is a developer and marketer of Enterprise
Resource Planning ("ERP") and Supply Chain Management
software solutions. The Company created the net collection(tm), a suite of enterprise-wide software products for textile, home furnishings and apparel manufacturers and began
marketing the product in 1995. The net collection(tm) emphasizes sales order processing, ERP, supply chain management, manufacturing execution and distribution
controls.  These products are marketed through an in-house
sales force concentrating on Companies in its target market
throughout the United States.   In addition to the marketing
of its proprietary software, the Company also delivers consulting and implementation from its services group and hardware sales support department. The services group provides customization, implementation and training.
Hardware revenues are principally generated from the sale of IBM and Teklogix products.

In June 1999, the Company completed the acquisition of all of the issued and outstanding capital stock of Vercom Software, Inc. ("Vercom"), a company based in Dallas, Texas. Vercom offers a specialized software solution for the complex requirements of the printing industry. Originally formed in 1981, Vercom completed development of their Printing Industry Management and Control System ("PRIMAC") in 1988. The PRIMAC System consists of the base PRIMAC module, which controls systems, sets system-wide flags and options, sets levels of integration and handles security definitions, and approximately 20 other modules. In addition to many customized features, PRIMAC's modules provide inventory control, job costing, job estimating, production scheduling, order processing, and shop floor data collection for single and multi-plant printers.

The Company's strategy focuses on understanding the operating environment of the firms in its target markets. The Company not only provides industry specific software designed to meet its customers' unique needs, but its service group enables the customer to have a smoother, more efficient implementation. The Company's knowledge of its customers' businesses and many of their competitors' businesses should provide the Company with an advantage over many of its competitors who provide generalized software to all manufacturing industries.

The Company's operations utilize a staff of approximately
105 full time associates headquartered in Greensboro, North
Carolina with additional offices in Dallas, Texas; Tampa, Florida; and Duncan, South Carolina.

Overview of Software Products

Net Collection(tm)
The net collection(tm) includes proprietary software for sales forecasting, budgeting, sales order processing, planning, purchasing, manufacturing and distribution. The Company strives to continuously develop its software products and to enhance its existing products as necessary for distribution to the customer base. Each product within the net collection(tm) may be implemented as a component in an integrated enterprise-wide solution or independently to satisfy a specific business function. The application infrastructure supports multiple corporations, divisions, facilities, and activity centers with the ability to independently configure decision logic based on unique entry requirements.

The software suite may run on a single centralized IBM
AS/400 server or have mission critical functions networked on distributed AS/400's. The database is DB2/400 which is an open database architecture enabling data porting to and from open database complaint environments. The user interface options include graphical Microsoft Windows PC based or traditional text based screens. The product has multiple plant based applications where the processing is off-loaded to a PC with data originating on the IBM AS/400, exported to the PC, and then distributed back to the IBM
AS/400 to be aggregated within the centralized database.
The product also offers portable data collection capabilities utilizing radio-frequency devices updating the relational database real-time as bar codes are scanned.
This technology is utilized in warehousing and plant floor application where efficiency and real time information gathering is imperative.

The net collection(tm) is an enterprise-wide suite of software products that includes fourteen independent yet integrated products segmented into five distinct functional categories. Following are the categories and the specific products.

Sales Order Processing and Demand Management

  net Sales Forecaster(tm) Matrix forecasts by customer, salesperson, and product with balance-forward quantities demonstrating period-to-date performance.

  net Customer Link(tm) Managing all sales order processing functions with immediate customer service response capability.

Resource Planning and Cost Analysis

  net Resource Manager(tm) The foundation product uniquely defining materials and processes and their relationships.

  net Cost Construction(tm) Resource standard costs, built up activity costs, budget preparation, and variance analysis.

  net ProPlan(tm) Time phased resource plans for materials and processes with capacity constraint smoothing capabilities.

  net Messenger(tm) User-defined triggers and alerts for immediate distribution of system detected business warnings or messages.

Supply Chain Management and Manufacturing Execution

  net PO+(tm) Enterprise-wide management of all procurement activities including receipts matching and vendor invoice processing.

  net Scheduler(tm) Control the manufacturing environment with complete raw materials management, machine finite scheduling, and percent return yields.

  net Event Tracker(tm) Dynamic communication with the manufacturing floor defining operations procedures expected while warehousing actual performance data for immediate review and trend analysis.

  net Earnings Monitor(tm) Time and attendance tracking as well as calculating associate incentive-based gross payroll earnings.

  net Maintenance Controller(tm) Schedule preventive machine maintenance and track historical activity.

Distribution Center Controls

  net Inventory Processor(tm) Manages unit level stock inventories as well as perpetual summary inventories, dynamically updated with inventory impact triggers.

  net Distribution Handler(tm) Manages all distribution and warehouse functions from materials receiving, locating, cycle counting, pick plan creation, load verification, finalize shipment with appropriate paperwork, advanced shipment notice creation with immediate interface to invoicing.

Executive Information Analysis and Reporting

  net Exec(tm) Accounting transaction management and executive information analysis emphasizing production and sales trends.

PRIMAC SYSTEM

PRIMAC is a real-time, on-line, multi-user system, providing concurrent access to over 1,000 simultaneous users on multiple hardware platforms. The system is typically run in one of two environments: local area network connected to a UNIX server or a client-server workstation connected to a UNIX or NT server. As a nested relational data base, data is accessible by all users as deemed necessary. PRIMAC modules may be licensed, installed and automatically integrated. Due to the variable length storage algorithms present in the relational database, it is common for the PRIMAC system to require as little as half the disk storage and memory of more traditional data base and flat file systems.

The PRIMAC system runs in a full client server environment and operates on a nested relational database. Management hopes that PRIMAC will provide full system integration and the flexibility and capability to meet future system requirements. PRIMAC is available on a variety of UNIX or NT servers and is fully compliant with Open Systems concepts that include full structured query language and open database connectivity compatibility. The Open Systems compliance and compatibility should allow Vercom's clients the opportunity to devote internal staff to develop in-house reporting functions, add supplemental applications, and serve as trainers and support staff.

The PRIMAC system consists of the base PRIMAC module that controls systems, sets system-wide flags and options, sets levels of integration and handles security definitions. There are 19 additional modules that may be individually selected by the client to customize PRIMAC to their specific needs. The following is an overview of PRIMAC's fully-integrated modules.

PRIMAC Explorer (EXP) - An omnibus inquiry module that spans all of PRIMAC is the first PowerBuilder module using SQL and ODBC to retrieve data from PRIMAC files. Windows compliant, it provides intuitive, point-and-click and drill-down inquiries into all PRIMAC modules.

   Graphical User Interface (SB client) - This PC-based software operates in PC's running Windows and provides a Windows "look and feel" to all PRIMAC screens, with a great deal of mouse control and "windowing" to allow multiple views into PRIMAC to be open at the same time.

   Executive Analyst (EAS) - This PowerBuilder 4GL based module runs in native Windows. It provides graphical views summarizing PRIMAC data and is designed for executives and variance views, financial views, vendor performance, and inventory management.

   Job Estimating System (JES) - The JES is a complete sheet and web estimating system. It also provides the routing and time plan to the schedule, material requirements and job details to the Job Information System/Job Jacket. The system also handles web, multi-web, and sheetfed presses, plus all preparation, bindery and shipping areas. It is user definable to fit unique operations.

   Quickplan for Estimating (QKPLAN) - Computer generated estimating front end to develop detailed estimates quickly and allows less experienced estimators to develop routine estimates following rules developed by senior estimators. PRIMAC users can define one or more scripts (input screens) to capture job specifications for different product lines.

   Job Costing System (JCS) - Provides job entry, job costing, standards files, production reporting, work in process tracking, efficiency reporting, spoilage reporting, job billing, job shipping, estimate to actual, and estimate to standard reporting.

   Shop Floor Data Collection (SFDC) - Time, labor and
   material cost transaction collection from plant floor via
   barcode devices.  Feeds data real-time to JCS.   Direct
   machine interface allow system to collect production counts directly from machine counters- presses, folders, collators, saddle switchers, perfect binders, etc.

   Job Information System (JIS) - Adds user definable job jacket/ticket/docket, full cloning ability, version tracking, and on-line view of ticket. Pulls data from estimate, job and optionally finished goods item file.

   Production Scheduling/Job Tracking - This is a newly developed PowerBuilder module which utilizes Windows and Graphical user Interfaces. Management anticipates that the module will allow the scheduling and tracking of jobs with the capability to evaluate the accessibility of materials, timeliness of critical events and job flow through either single or multiple plants. The user can determine the status of a job (late, waiting, early), the jobs position(s) in the plant, and the projected completion time. Time is scalable (days, shift, hours, minutes) throughout the system.

   Shop Floor Information System -   Another new
   PowerBuilder module, this system allows for touch-screen technology on the production floor providing shop floor data collection, direct machine interface, and job status/job ticket display and utilization at the production floor level.

   Printing Equipment Real Time Transactions (PERT) -
   Uses capability of SFDC to collect real-time production data from presses, folders, stitchers, binders, scales, etc., and feeds them to JCS and PSS via SFDC.

   Distribution Reporting System (DRS) - For complex version control, distribution lists, skid and carton labeling. Developed for the free standing insert and direct mail markets.

   Inventory Control System (ICS) - Inventory management system for stock paper, ink, plates, film, and maintenance parts. Include item file and finished goods inventory management. Includes Barcode Inventory System (BIS), which uses Intermec laser guns and bar coded roll and skid numbers to track paper and other raw materials throughout the plant.

   Purchase Order System (OPS) - Purchasing system for stock items, and outside job or service specific purchase orders.

   General Ledger System (GLS) - Includes Financial
   Reporting System (FRS).

   Accounts Receivable System (ARS) -Account management, aging, cash receipts, and credit control.

   Accounts Payable System (APS) - Vouchers, paying aging, and disbursement approval.

   Fixed Asset System (FAS) - Asset management including depreciation.

   Extended Payroll System (EPS) - Handles Union payroll situations and includes time and attendance reporting. Can provide time files to external payroll systems.

   Sales Analysis Systems (SAS) - Profitability and value-added analysis for both jobs and orders. Reports actual sales versus projections/forecasts by customer, sales person, and product line.

Product Development

The software industry as a whole continues to undergo rapid technological change requiring a continuous high level of enhancement of existing products and development of new products. Since the Company's products are developed internally, the Company has committed to the creation of new products and intends to continue the enhancement of existing products.

The Company's future financial performance will depend, in part, on the successful development, completion, and introduction of new software products, and of enhanced versions of existing products, and customer acceptance of those products. In the future, there is no assurance that the Company will not encounter difficulties that could delay or prevent the successful development of, or marketing of, new products and/or enhancements of existing products.
There also can be no assurance that such products will yield positive results or that such results can be obtained on a timely basis without the expenditure of substantial funds.

During the years ended September 30, 1999 and 1998, the Company incurred $587,652 and $452,082, respectively, on product development and enhancement activities, representing approximately 4% of net revenues in each of these periods.

Product Protection

The Company regards its software as proprietary and attempts to protect it with trade secret laws, internal nondisclosure safeguards, as well as restrictions on disclosure and transferability that are incorporated into its software license agreements. The Company licenses its software products to customers rather than transferring title. Despite these restrictions, it may be possible for competitors or users to copy aspects of the Company's products or to obtain information which the Company regards as trade secrets. Computer software generally can be patented only with difficulty, and existing copyright laws afford only limited practical protection. Policing unauthorized use of such a broadly disseminated product as computer software is difficult, and software piracy can be expected to be a persistent problem for the software
industry.   However, because of the rapid pace of
technological change in its industry, such protections are less significant than factors such as knowledge, ability, and experience of the Company's employees, frequent product enhancement, and the timeliness and quality of Company support services.

Professional Consulting Services

The Company provides implementation assistance, product support, and technical software development. The Company desires that the implementation project managers should be experienced in our software products as well as in the respective manufacturing industry. The Company wants project managers to have work experience managing multiple plants, and highly sophisticated projects. The Company's product support associates are responsible for quality control, product documentation, help desk management, and product release notification.

The Company's technical software development teams are responsible for development of the net collection(tm) and PRIMAC as well as any special customer driven software projects. The Company trains its technical professionals to be experienced in IBM technologies including the AS/400 and RS/6000 operating systems, RPG programming language, and the DB2/400 open compliant environments. The technical staff is also experienced in Teklogix and Intermec radio-frequency technologies used in business applications where portable data collection is a requirement. The Company also has technical staff experienced in personal computer technologies including Microsoft NT, Microsoft Windows, Visual Basic, Powerbuilder, Microsoft SQL, and various networking technologies.

Competition

The software market is highly competitive and has been subject to rapid change, which is expected to continue. The Company's competitors include many independent software vendors that have financial, marketing, and technological resources far in excess of those of the Company. The Company's competitors include Oracle, SAP, People Soft, and JOMAR.

Major Customers

For the years ended September 30, sales to one customer were 52% of revenue or approximately $7,422,000 in 1999 and two customers were 18% and 23% of revenue or approximately $5,255,000 in 1998. The September 30, 1999 and 1998
accounts receivable balances included approximately $476,000 and $1,116,000 due from these customers. The Company's customers are concentrated in the textile and printing industries located in the United States.


Item 2.   Description of Property

The principal location of the Company's property is located
in Greensboro, North Carolina.  The Company owns a 26,000
square foot facility from which principal operations are
conducted.  The property carries a mortgage of $324,000,
which should be paid in full by January 2009.  Since its
purchase in early 1995, the Company has developed the
property and modernized both exterior and interior portions
of the facility.  The condition of the property is
considered excellent.   The facility is considered both
suitable and adequate for the Company.

Additionally, the Company owns a facility in Florida through which various marketing activities are conducted.
This facility is considered adequate for the Company's current and future needs.

The Company leases offices in Dallas, Texas from which the majority of the Company's subsidiary Vercom Software, Inc.
operates.  Forty associates utilize this facility.  The
Company also leases offices in Duncan, South Carolina.  The
Duncan facility is utilized by eight associates of the Company.

Item 3.  Legal Proceedings

The Company is currently involved in other routine legal proceedings that are incidental to the business. In the opinion of management, these other routine proceedings will not have a material adverse effect on the Company's financial position or overall trends in results of operations.

On June 17, 1999, the Company agreed to pay a former customer $500,000 for full settlement of a dispute over fees paid for licensing and servicing. The settlement payments are to be paid out over a period of nine months with a final payment due March 31, 2000. The Company has recorded the entire settlement in the current year to sales, general and administrative expense.

The Company is currently a party in a contract dispute in which the plaintiff, "Canton Financial Services Corporation", is seeking damages from the Company for an alleged breach of contract. The Company contends that there was no contract between the parties. The case is currently in the Circuit Court for Hillsborough County, Florida. The Company is defending the allegations and may exert counterclaims against the plaintiff. The plaintiff is seeking 355,000 shares of the Company's stock and the potential damage claim is not definite, as the total damages if the plaintiff is successful depend on the stock price and the date on which the damages, if any, are determined. Management, however, believes the case is without merit and does not believe the outcome will have a material adverse effect on the Company's consolidated financial position. However, under a worst case scenario, if the Company is found in breach of contract, then the damages could have a material adverse effect on the Company's consolidated financial position.

The estimate of the potential impact on the Company's financial position or overall results of operations for the above legal proceedings could change in the future.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 1999.
PART II

Item 5.  Market for Common Equity and Related Stockholder
Matters

The Company's common stock is traded on the NASDAQ Small Cap
Market under the symbol NESI.   The stock initially traded
on the Over-the -Counter (BB) market until July 10, 1998 when the Company was officially approved for listing on NASDAQ. Stock activity, prior to July 10, 1998 is reflected below as inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

     First Quarter 1999            Second Quarter 1999

    High           Low              High          Low
   $ 6.50         $ 2.38           $ 6.25        $ 5.00


     Third Quarter 1999            Fourth Quarter 1999

    High           Low              High          Low
   $ 5.50         $ 3.50           $ 5.63        $ 3.56



     First Quarter 1998            Second Quarter 1998

 High (Ask)     Low (Ask)        High (Ask)    Low (Ask)
   $ 10.50        $ 6.25           $ 9.00        $ 5.25
 High (Bid)     Low (Bid)        High (Bid)    Low (Bid)
   $ 9.00         $ 4.75          $ 8.625        $ 5.00


     Third Quarter 1998          Fourth Quarter(1) 1998

 High (Ask)     Low (Ask)           High          Low
   $ 8.50        $ 5.125           $ 6.75        $ 3.00
 High (Bid)     Low (Bid)
   $ 8.25         $ 4.75


     (1) The Company stock was approved for listing on the NASDAQ Small Cap on July 10, 1998; therefore, NASDAQ High and Low sales prices are used for fourth quarter reporting in 1998

As of December 17, 1999, there were approximately 1,553 holders of record and beneficial holders of common stock of the Company. The Company has never paid cash dividends on its common stock and anticipates it will continue to retain earnings for use in the growth and operations of its business.

Item 6. Management's Discussion and Analysis or Plan of
Operation

FORWARD  LOOKING INFORMATION

THIS MD&A CONTAINS FORWARD LOOKING INFORMATION.  EXCEPT FOR
HISTORICAL DATA, THE MATTERS DISCUSSED IN THIS FORM 10-KSB
CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND
UNCERTAINTIES.

The Company would caution readers that in addition to the important factors described elsewhere in this Form 10-KSB, the following may contain forward looking statements that involve risk and uncertainties, including without limitation, continued acceptance of the Company's products and services, increased levels of competition, new products and technological changes, the Company's dependency on financing, third party suppliers, intellectual property rights, material customers, business concentration risks within the textile and printing industries, business combinations, and other risks. The Company's actual consolidated financial results during fiscal year 2000, and beyond, could differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.

RESULTS OF OPERATIONS
Results of the Company's newly acquired subsidiary, Vercom
Software, Inc. ("Vercom"), are included in the financial statements since its June 16, 1999 acquisition date.

The Company has reclassified certain costs to more accurately reflect the proper classification of these costs.
All periods presented reflect these reclassifications.

Revenue. The Company's annual revenues are stated for the twelve-month period from October 1, 1998 through September
30, 1999. Net revenue for the period was $14,249,657, an 11.3% increase over the comparable period in 1998. The increase is a result of increased service revenues and the inclusion of revenues from Vercom subsequent to the Company's acquisition of Vercom. Software license revenues decreased between years as a result in a slowdown in demand for software products like those offered by the Company.
Management believes this slowdown is a result of increased focus by companies in ensuring that their existing systems are compliant with requirements related to the Year 2000, which appears to have resulted in a postponement in purchasing decisions.

The Company's operations are classified into three principal segments for reporting purposes. They are: (1) software licensing sales, (2) consulting and implementation services and (3) hardware sales. Revenues from licensing software amounted to $1,760,528 for the twelve month period ended September 30, 1999 compared to $2,421,963 for the same
period in 1998.   This represents a decrease of 27.3%, which
management feels is due in large part to customers concerns related to the Year 2000 problem as described above.
Service revenues increased from $4,818,972 in 1998 to $6,834,016 in 1999 representing an increase of 41.8%.
The increase in service revenues was
primarily a result of a rise in the demand for consulting and product enhancement services on previously implemented software and an increase in the level of support provided to customers to assist in the timely implementation of the Company's products. In the hardware segment of the business, revenues for the period ended September 30, 1999 totaled $5,655,113 as compared to $5,563,986 for the comparable period ended September 30, 1999. While hardware revenues remained relatively flat between years, a decrease occurred in the fourth quarter of 1999 of 68.5% compared to the same period in 1998. Management feels that reduction in the fourth quarter of 1999 is related to the reduction in software licenses to new customers and the postponement of purchases related to businesses focusing on the readiness of their existing hardware and software systems for Year 2000.

Cost of Licensing, Services and Equipment. Cost of software licensing consists of the costs of software reproductions and delivery, media, packaging, documentation and other related costs and the amortization of purchased software. Costs associated to licensing amounted to $159,963 or 9.1% of licensing revenues in 1999 compared to $47,390 or 2.0% of revenues in 1998. The increase is attributable to the amortization of purchased software in 1999 from the acquisition of Vercom. Cost of services increased to $3,676,731 or 53.8% of service revenues in 1999 from $2,374,486 or 49.3%. The primary increase in cost of services is the addition of Vercom, which has a lower margin percentage per servicing revenue compared to the Company in the prior year. Cost of equipment as a percent to revenue was 87.6% or $4,951,813 in 1999 compared to 93.3% or $5,192,368 in 1998.
The overriding factor for the decrease is the mix of equipment sales at Vercom, which carry a higher margin percentage.

Sales, General and Administrative.   Sales, general and
administrative expense for the year ended September 30, 1999 was $4,006,796 or 28.1% of revenues compared to $1,641,253 or 12.8% of revenues for the year ended September 30, 1998. The increase in sales, general and administrative expenses during 1999 include one-time charges of $500,000 for a settlement of a dispute with a former customer and $80,000 for other miscellaneous expenses not incurred in 1998. The increase in 1999 expenditures is also related to the inclusion of sales, general and administrative expenses of Vercom amounting to $659,472 subsequent to the acquisition date. In addition the company incurred approximately $275,000 in non-cash compensation. Additionally, the rise in 1999 expenses is due to the addition of personnel in management, sales and marketing, and additional sales and marketing expenditures in anticipation of future growth of the Company.

Research and Development Costs. Research and development costs amounted to $887,652 in fiscal year ended 1999, as compared to $452,082 in fiscal 1998. During the third quarter, the Company wrote off $300,000 of purchased in-process research and development in connection with the acquisition of Vercom because the development of the technology associated had not yet reached technological feasibility at the time of acquisition. The remaining portion of the increase in 1999 is largely due to the inclusion of these expenses incurred by Vercom subsequent to the acquisition.

Provisions for Income Taxes. Income taxes are provided for transactions reported in the financial statements and consist of taxes currently due, plus deferred income taxes.
The income tax provision for the years ended September 30, 1999 and 1998 was $73,549 and $1,067,800, respectively.
The effective tax rate for the years ended September 30, 1999 and 1998 was 17.7% and 34.0%, respectively. The primary factors for the decrease in the 1999 effective tax rate are associated with the Company's research and development credit compared to the federal statutory rate.

The Company believes that in the future its results may reflect quarterly fluctuations resulting from such factors as order deferrals in anticipation of new product releases, delays in the release of new products, a slower growth rate in the overall manufacturing industry or global economy, a loss of significant associates to competition or adverse general economic and manufacturing conditions in the industries in which the Company does business. Rapid technological change and the Company's ability to develop and market products that successfully adapt to that change may also have an impact on the results of operations. Further, increased competition in the design and distribution of manufacturing software products could also negatively impact the Company's results of operations. Lastly, the software industry may well experience a downturn in overall business activities as customer demands for products and services are lessened after Year 2000 compliance has been achieved.

Due to the factors stated above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

Liquidity and Capital Resources. Cash and Cash Equivalents were $63,288, representing a decrease of $1,165,606 for the year ended September 30, 1999. The decrease is primarily due to the acquisition of Vercom in which the Company utilized cash from operations and a revolving credit arrangement with a bank. The revolver has the following declining availability subject to 80% of eligible accounts receivable plus an additional dollar amount as defined:
$4.0 million through March 30, 2000; $3.5 million through June 30, 2000; and $3.0 million through June 30, 2001.

Revolving Credit Agreement. On June 16, 1999, the Company, in conjunction with the acquisition of Vercom Software, Inc., entered into a $4,500,000 revolving credit agreement with a bank which provided funds to finance the acquisition
(see Note 3) and working capital needs.  As of September 30, 1999, the
Company had $3,500,000 outstanding on this revolving credit agreement.
The credit agreement provides for interest at the monthly LIBOR Index plus 2.50% to 3.50% based on the Company's Consolidated Cash Flow/ Consolidated Funded Debt ratio. The weighted average interest rate for the year ended September 30, 1999 was 8.24%. The revolver has the following declining: $4.0 million through March 31, 2000; $3.5 million through June 30, 2000; and $3.0 million through June 30, 2001. Notwithstanding the above, the aggregate amount outstanding under the loan shall not exceed 80% of the eligible accounts receivable plus the following dollar amounts for the following effective periods: January 1 - January 31, 2000, $800,000;
February 1 - 29, 2000, $800,000; March 1 - March 31, 2000, $700,000;
April 1 - April 30, 2000, $600,000; May 1 - May 31, 2000, $500,000;
June 1, 2000 and thereafter, $400,000. The revolver is collateralized by substantially all of the assets of the Company. The term of this agreement is for two years ending June 30, 2001 at which time all unpaid principal and interest is due. The revolver includes financial covenants that impose restrictions with respect to the maintenance of
1) Consolidated Cash Flow to Consolidated Funded Debt and 2)
Consolidated Liabilities to Consolidated Tangible Net Worth beginning March 31, 2000. The Company and the bank revised the revolving credit agreement during 1999 in order to set realistic financial covenants not anticipated at inception. The Company was in compliance with the applicable covenant at September 30, 1999, after the aforementioned revision. The Company's principle sources of liquidity are funds generated by operations and bank borrowings. The Company believes these sources will be adequate to support its normal operations for the foreseeable future.

Annual Results. Net income for the year ended September 30, 1999 and 1998 was $286,295 and $2,069,077, respectively. On a per share basis, earnings were $.03 and $.27 for the years ended September 30, 1999 and 1998, respectively. The decrease in earnings is partially related to the one-time charges the Company incurred during the third quarter as described in the sales, general and administrative and research and development notes above.
Without the one-time charges, the Company's earnings per share would have been (tax adjusted) $ .11 for the year ended September 30, 1999. Earnings were also negatively impacted by a reduction in software license and hardware revenues in the fourth quarter as discussed above in Sales, General and Administrative.

Prior Year Restatement

Pursuant to FASB Statement No. 86 Computer Software to be Sold, Leased, or Otherwise Marketed ("FASB No. 86") cost incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized costs or net realizable value.

Prior to 1999, the Company capitalized certain cost incurred internally in creating computer software products. The
Company's new auditors, KPMG L.L.P., have advised the Company that it is appropriate to expense its in-house development costs based upon the documentation required by FASB No. 86 to support the achievement of technological feasibility for its computer software products under either of the two aforementioned methods and the Company concurred. As a result, software development costs and related deferred income tax liabilities have been reduced by $1,423,794 and $555,000, respectively, as of September 30, 1998, net income has been increased by $101,999, net of income taxes of $66,000, for the year ended September 30, 1998 and retained earnings has been reduced by $ 970,793, as of September 30, 1997.

The Financial Statements included in Item 7 of this Form 10KSB, reflect this change in accounting for the year ended September 30, 1998. The Company's Form 8-K, filed on January 13, 2000, which is incorporated by reference herein, includes information relating to the effect of this change in accounting for the fiscal quarters ended December 31, 1998, March 31, 1999 and June 30, 1999.

Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement is effective for fiscal years beginning after June 15, 1999. The Financial Accounting Standards Board subsequently issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" deferring the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000.

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-9 ("SOP 98-9") "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require revenue recognition using the "residual method" when certain vendor-specific objective evidence is
met.   This SOP is effective for fiscal years beginning
after March 15, 1999.

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

Long-term Investment Cycle. Developing software is expensive and the investment in software development often involves a long payback cycle. The Company plans to continue to make significant investments in software development. Expenditure of funds for research and development may not generate anticipated revenues in the event the final product developed does not meet market expectations and acceptance.

Sales Cycle. Traditionally, the Company experiences a significant period between the time a customer is introduced to the Company's products and services and the final date upon which actual contracts are signed. The period to complete these efforts often takes up to twelve months or longer. As a result, it is difficult to build a firm foundation for predicting revenues over an extended period of time. Additionally, by the time prospects become customers, time is usually of the essence and proper predictions for staffing needs must be made well in advance of the time implementation services are required. The uncertainties stated above could ultimately create a negative impact on the overall revenues and profitability of the Company

Material Customers. The Company could potentially face the risks related to loss of material customers. Such loss of customers would have an immediate negative impact on the profitability of the Company.

Business Concentration Risk. The Company develops enterprise-wide software products for complex manufacturers to be utilized in all process manufacturing industries.
However, the Company's current customer base is predominately with companies in the textiles, apparel, home fashions, and printing industries. A downturn in these industries could cause a negative impact on the Company's operating results.

Year 2000 Issues.    The Company continues to actively
address the business issues associated with the expected impact of the Year 2000 ("Y2K") on proprietary software, information technology systems, and non-information technology systems (i.e., embedded technology) both internally and in relation to the Company's external customers and suppliers. Factors involved in assessing such business issues include the evaluation and testing of the Company's proprietary software; evaluating, upgrading, and testing of the Company's internal systems; and assessing the compliance of significant customers and vendors as well as monitoring their continued compliance.

The Company has created a Y2K Committee for the purpose of directing the Company's compliance efforts and identifying and addressing the impact of non-compliance on information technology systems and non-information technology systems.
A testing plan was developed and implemented against the Company's proprietary software. The Company tested the date sensitive code within the proprietary software and has determined the tested code to be Y2K compliant or made necessary revisions as necessary. In addition, an inventory of all the Company's equipment containing date sensitive embedded technology has been completed in which all equipment has been either tested and/or deemed to be Y2K compliant. At the present time, the Company believes it has completed the necessary proprietary software, internal software, and hardware implementation required for Y2K compliance. The Company does not believe any material exposures or contingencies exist with respect to its proprietary or internal systems.

The Company has requested assurances from its major suppliers and business partners that they will be Y2K compliant so that there will be no disruption of their products or services when the new century begins. Where appropriate, contingency plans and alternative suppliers are investigated. Although the Company is presently not aware of any material exposures or contingencies related to the Y2K compliance efforts of its significant vendors or business partners, if a significant vendor or business partner should be non-compliant there can be no assurance such an event will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company believes the actions it has taken will minimize these risks and believes it has taken responsible steps to prevent any major disruptions.

The Company believes the actions it has taken with regard to Y2K issues have minimized Y2K related capital costs and expenses incurred to date and estimates that it has already incurred a majority of the Y2K compliance expenditures. The Y2K expenditures related to the Company's efforts to analyze the Company's proprietary software can not be determined as the Company does not track the internal costs incurred for this Y2K project, and such costs are principally the related payroll costs for its developers and internal consultants. Total Y2K expenditures for internal information technology systems in 1999 were approximately $50,000 for an upgrade of the Company's primary AS400 and ancillary software products. This amount excludes funds invested in the purchase of personal computers and the implementation of other computer system upgrades. The Company does not anticipate any expenditures in 2000 relating to Y2K compliance.

The Company has taken what it believes as the appropriate steps to prevent Y2K related compliance issues, however there can be no assurance that some unknown or unanticipated event could occur causing a Y2K compliance issue for the Company or its business partners.

Item 7.  Financial Statements.

                            INDEX

                                                                    Page #

Independent auditors' report                                          15

Consolidated balance sheet                                            16

Consolidated statements of income                                     17

Consolidated statement of changes in stockholders' equity             18

Consolidated statements of cash flow                                  19

Notes to consolidated financial statements                            20


                Independent Auditors' Report

The Board of Directors
Network Systems International, Inc.

We have audited the accompanying consolidated balance sheet of Network Systems International, Inc. and Subsidiary as of
September 30, 1999 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Network Systems International, Inc. and Subsidiary as of September 30, 1999, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

KPMG LLP
Greensboro, North Carolina

/s/  KPMG LLP

January 7, 2000


         Network Systems International, Inc. and Subsidiary
                     Consolidated Balance Sheets


                                                               1998
                                                               Unaudited
September 30,                                  1999            (Note 15)
ASSETS
Current Assets:
   Cash and cash equivalents                   $    63,288     $  1,228,894
   Accounts receivable, trade, net of
    allowance of  $450,000 and $500,000          2,865,392        3,786,773
   Accounts receivable, related parties            125,478          112,804
   Income tax receivable                           832,769           19,625
   Deferred income taxes                           214,631          123,767
   Other current assets                            232,642           86,411
Total current assets                             4,334,200        5,358,274

Property and equipment, net of accumulated
depreciation and amortization                    1,513,167        1,195,876

Intangible assets, net of accumulated
    amortization of $229,931                     5,939,872                -
Other                                              329,087          246,160
Total other assets                               6,268,959          246,160
Total assets                                   $12,116,326      $ 6,800,310

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade                      $ 1,160,846      $ 1,004,583
  Notes payable, current                            35,000           31,000
  Capital lease obligations, current                68,000           83,000
  Other accrued liabilities                        420,181           25,357
  Unearned revenue                                 612,993          330,478
  Revolving credit agreement, current              500,000                -
Total current liabilities                        2,797,020        1,474,418

Long Term Liabilities:
  Revolving credit agreement, net of
    current maturities                           3,000,000                -
  Deferred income taxes                            625,734           35,767
    Notes payable, net of current
    maturities                                     289,391          323,649
  Capital lease obligations, net of
    current maturities                              37,003           76,157
Total long term liabilities                      3,952,128          435,573

Common stock subject to redemption               1,896,000                -

Stockholders' Equity:
  Preferred Stock; $.001 par value;
    authorized 12,500 shares; issued
    and outstanding 3,906 and 6,100,
    liquidation preference of
    $390,600 and $610,000                                4                6
  Common Stock; $.001 par value;
    authorized 100,000,000
    shares; issued and outstanding
    7,776,854 and 7,661,754                          7,777            7,662
  Capital in excess of par value                 3,531,426        3,292,162
  Less common stock subject to redemption       (1,896,000)               -
  Retained earnings                              1,827,971        1,590,489
Total stockholders' equity                       3,471,178        4,890,319
Total liabilities and stockholders' equity     $12,116,326       $6,800,310

The accompanying notes are an integral part of the consolidated financial statements.

              Network Systems International, Inc. and Subsidiary
                         Consolidated Statements of Income


                                               Years ended September 30,
                                                                  1998
                                                                Unaudited
                                                    1999        (Note 15)
Revenue:
  Licensing revenue                            $ 1,760,528     $ 2,421,963
  Servicing revenue                              6,834,016       4,818,972
  Equipment revenue                              5,655,113       5,563,986
Total revenue                                   14,249,657      12,804,921

Operating expenses:
  Cost of licensing                                159,963          47,390
  Cost of services                               3,676,731       2,374,488
  Cost of equipment                              4,951,813       5,192,368
  Research and development                         887,652         452,082
  Sales, general and administrative              4,006,796       1,641,253
  Amortization of excess of cost
   over net assets acquired                        148,264               -

Total operating expenses                        13,831,219       9,707,581

Operating income                                   418,438       3,097,340

Other income (expenses)
  Interest, net                                    (58,594)         39,537

Income before income tax provision                 359,844       3,136,877

Income tax provision                                73,549       1,067,800

Net income                                    $    286,295    $  2,069,077

Dividends on preferred shares                       48,813          89,401

Net income applicable to common                    237,482       1,979,676

Earnings per common share, basic              $        .03    $        .27

Earnings per common share, diluted            $        .03    $        .26


The accompanying notes are an integral part of the consolidated financial statements.

             Network Systems International, Inc. and Subsidiary
         Consolidated Statement of Changes in Stockholders' Equity
         Years ended September 30, 1999 and (1998 Unaudited - Note 15)
        Common Stock    Preferred Stock
                                              Common
                                    Capital   stock         Accum-
                               .001 in        subject       ulated
       Number    .001   Number par  excess    to re-        (Deficit)
       of        par    of     val- of par    demp-         retained
       Shares    value  shares ue   value     tion          earnings  Total
Balance
Oct 1,
1997 as
prev-
iously
report-
ed     7,257,554 $7,258 12,309 $12 $2,992,560 $          -  $581,607  $3,581,437

Adjust-
ments
for re-
state-
ment           -      -      -   -          -            -  (970,794)  (970,794)

Balance
Oct 1,
1997,
restat-
ed
(Note
15)    7,257,554  7,258 12,309 $12 $2,992,560  $        -   (389,187) $2,610,643

Issu-
ance
of
common
stock     93,750     94      -   -    299,906           -          -     300,000

Con-
version
of pre-
ferred
stock    310,450    310 (6,209) (6)      (304)          -          -           -

Div-
idends
on pre-
ferred
stock          -      -      -   -         -           -    (89,401)    (89,401)

Net
income
for the
year
ended
Sept 30,
1998           -      -      -   -         -           -  2,069,077    2,069,077

Balance
Oct 1,
1998   7,661,754 $7,662  6,100  $6$3,292,162  $        - $1,590,489   $4,890,319

Conver-
sion of
prefer-
red
stock    112,600    112 (2,194) (2)     (110)          -          -            -

Compen-
sation
related
to board
of dir-
ectors     2,500      3      -   -    12,497           -          -       12,500

Compen-
sation
related
to
grant
of stock
options         -      -      -  -   171,877            -         -      171,877

Compen-
sation
related
to put
options         -      -      -  -    55,000            -          -      55,000

Dividends
on pre-
ferred
stock           -      -      -  -          -           -    (48,813)   (48,813)

Common
stock
subject
to
redemp-
tion            -      -      -  -          -  (2,000,000)         - (2,000,000)

Expira-
tion of
put
options
of common
stock
subject
to re-
demption         -      -     -  -          -     104,000           -    104,000

Net income
for the
year ended
Sept. 30,
1999             -      -     -  -          -           -     286,295    286,295

Balance
Sept. 30,
1999     7,776,854 $7,777 3,906 $4 $3,531,426 $(1,896,000) $1,827,971 $3,471,178

The accompanying notes are an integral part of the consolidated financial statements.


             Network Systems International, Inc. and Subsidiary
                   Consolidated Statements of Cash Flows

                                               Years Ended Sept. 30,
                                                                 1998
                                                               Unaudited
                                                   1999        (Note 15)
OPERATING ACTIVITIES
   Net income                                 $   286,295    $ 2,069,077
   Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Depreciation and amortization               472,446        174,555
      Promotional fees paid with stock                  -        240,000
      Compensation expense on stock options       219,532              -
      Compensation expense on put options          55,000              -
      Provision for bad debts                     571,520        460,106
      Increase in cash surrender
         value of life insurance                  (93,842)       (64,966)
      Change in operating assets and
         liabilities:
              Accounts receivable               1,667,635     (2,370,718)
              Other current assets               (131,410)        16,427
              Income tax receivable              (813,144)       (19,625)
              Accounts payable and accrued
                liabilities                        24,508        777,535
              Unearned revenue                   (195,611)        69,493
              Deferred income taxes              (245,034)       (68,300)
   Total adjustments                            1,531,600       (785,493)
   Net cash provided by operating activities    1,817,895      1,283,584

INVESTING ACTIVITIES
   Acquisition of property and equipment         (411,612)      (374,555)
   Proceeds from the sale of Vercom
     equity investments                           743,176              -
   Issuance of note receivable                          -       (200,000)
   Payment received on note receivable                  -        227,579
   Acquisition of Vercom Software,Inc.
     net of cash acquired of $154,594          (6,645,406)             -
   Net cash used in investing activities       (6,313,842)      (346,976)

FINANCING ACTIVITIES
   Payment on notes payable and
     capital lease obligations                   (120,846)      (109,726)
   Proceeds from revolving credit
     agreement                                  3,500,000              -
   Dividends paid                                 (48,813)       (89,401)
   Net cash provided by (used in)
     financing activities                       3,330,341       (199,127)
Net (decrease) increase in cash and
cash equivalents                               (1,165,606)       737,481

Cash and cash equivalents at beginning
  of year:                                      1,228,894        491,413
Cash and cash equivalents at end of year:          63,288      1,228,894

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                               $    130,519    $    46,998
      Taxes                                  $  1,131,727    $ 1,104,681

NONCASH INVESTING AND FINANCING
ACTIVITIES
   Capital lease obligation incurred
    for purchase of equipment                $     36,434    $         -

The accompanying notes are an integral part of the consolidated financial statements.

             Network Systems International, Inc. and Subsidiary
                 Notes to Consolidated Financial Statements
              September 30, 1999 and (1998 Unaudited - Note 15)

1. Background Information

Network Systems International, Inc. (the "Company"), a Nevada corporation, is a vertical market company that is the developer of the net collectionT and Primac software systems. These products are suites of supply chain management and enterprise-wide software products for the textile, apparel, home furnishing, and printing industries. The Company offers hardware products as well as consulting and implementation services which hopefully provides a solution to its customer's technology needs.

The Company and its wholly owned subsidiary Vercom Software Inc. ("Vercom") employ approximately 105 full-time associates. The Company is headquartered in Greensboro, North Carolina with offices in Dallas, Texas; Tampa, Florida;
and Duncan, South Carolina.   All intercompany transactions
have been eliminated in consolidation.

On July 10, 1998 the Company's stock was officially approved for listing on the NASDAQ small cap market and the Company's common stock began trading on the NASDAQ SmallCap Exchange under the symbol NESI.


2. Summaries of Significant Accounting Policies

Basis of Preparation:
The financial statements consolidate the accounts of Network
Systems International, Inc. and its wholly owned subsidiary, Vercom Software Inc.

Cash and Cash Equivalents:
The Company considers cash and all highly liquid investments with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of its cash and cash equivalents are in the custody of three major financial institutions.

Fair Value of Financial Instruments:
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value as of September 30, 1999 and 1998.
Carrying values of notes payable and capital lease obligations approximate the fair values because their interest rates are similar to interest rates currently available to the Company for similar notes payable and capital lease obligations. The revolving credit agreement carrying amount approximates fair value because this financial instrument bears interest at a variable rate consistent for loans with similar maturities and credit qualities.

Property and Equipment:
Property and equipment are stated at cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 39 years. Equipment under capital leases are stated at the present value of minimum lease payments and are amortized over the shorter of the lease term or estimated useful life of the asset.

Intangibles:
Intangibles include the excess of purchase price over fair value of tangible net assets acquired and is represented by goodwill amortized over 10 years, customer base amortized over 10 years, assembled work force amortized over 5 years, and purchased software amortized over 5 years. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the intangibles balances over their remaining lives can be recovered through undiscounted future operating cash flows of the acquired operation. The assessment of the recoverability of intangibles will be impacted if estimated future operating cash flows are not achieved. Recoverability of intangible assets is measured by a comparison of the carrying amount to future net cash flows expected to be generated. If intangibles are considered to be impaired, the Company would recognize this impairment measured by the amount by which the carrying amount exceeds the fair value.

Preferred Stock:
At September 30, 1999 and 1998 the Company had 3,906 and
6,100 shares outstanding, respectively, of its Series A
Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred stock is convertible to 50 shares of the Company's common stock. Dividends on the Series A are payable monthly in cash at a rate of 12% of the original issue.

Purchased Software:
As part of the Vercom acquisition, discussed in Note 3, the Company recorded $1,400,000 in software development costs. The Company amortizes purchased software over a 5-year period. Amortization expense of purchased software amounted to $81,667 for the year ended September 30, 1999 and is included in cost of licensing.

Recoverability of purchased software is measured by a comparison of the carrying amount to future net cash flows expected to be generated. If purchased software is considered to be impaired, the Company would recognize this impairment measured by the amount by which the carrying amount exceeds the fair value.

Revenue Recognition:
The Company's revenue is recognized in accordance with the American Institute of Certified Public Accountants Statement of Position Number 97-2 "Software Revenue Recognition". Revenue is derived from the sale of software licenses, hardware, and software services.

In arrangements
where multiple elements exist, revenue is allocated to each element of the arrangement based on the relative fair values of the elements, which is established by the price charged when the respective element is sold separately. The licensing agreements are typically for the use of Company products and are usually restricted by the number of copies, the number of users and the term.

     Maintenance agreements generally call for the Company to provide technical support and unspecified software upgrades to customers. Revenue on maintenance agreements is recognized ratably over the term of the support agreement.

     The Company provides consulting and educational services to its customers. Revenue from such services is charged on an hourly basis and is recognized as the services are performed.

     Accounts receivable include amounts due from customers for which revenue has been recognized. Deferred revenue consists of amounts collected from customers for maintenance agreements that have not met the criteria for revenue recognition.

Research and Development:
Research and development is expensed as incurred. Research and development costs amounted to $887,652 and $452,082 in 1999 and 1998, respectively.

Income Taxes:
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases
of assets and liabilities.   Deferred tax assets and
liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Stock Option Plans:
The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its fixed plan stock options. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Earnings Per Share:
The consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards
No. 128 ("SFAS 128"), "Earnings Per Share".   Basic earnings
per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock.

Use of Estimates:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Segment Information:
The Company reports business segments in accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." Under SFAS 131 the Company is required to use the "management" approach to reporting its segments. The management approach designates that the internal organization that is used by management for making operation decisions and assessing performance as the source
of the Company's segments.   The adoption of SFAS 131 had no
impact on the Company's net income, balance sheet, or stockholders' equity.

Recent Accounting Pronouncement:
For fiscal 1999, the Company adopted the Financial
Accounting Standards Board SFAS No.130 "Reporting
Comprehensive Income" effective for 1999.  Under SFAS No.
130 the Company is required to report comprehensive income, which includes the Company's net income, as well as changes in equity from other sources. For the Company, net income is the same as comprehensive income as there is no comprehensive income in 1999 or 1998.

Reclassification:
Certain prior year amounts have been reclassified to conform with the current year presentation.

3.   Business Combination

On June 16, 1999, the Company acquired all of the outstanding capital stock of Vercom Software, Inc. ("Vercom"), a vertical market company offering a specialized software solution for the requirements of the printing industry for $6.8 million in cash including direct costs of
acquisition of $120,000.   The breakdown of the purchase
price is as follows: $3.3 million gross tangible assets, $6.9 million gross tangible liabilities, $4.8 million for intangible assets, and $.30 million for purchased in process research and development costs. The Company funded this acquisition through cash provided by operating activities and bank borrowings.

The acquisition of Vercom has been accounted for by the purchase method of accounting in accordance with APB 25 "Business Combinations" and, accordingly, the results of operations of Vercom for the period from June 17, 1999 to September 30, 1999 are included in the accompanying consolidated financial statements. Assets acquired and liabilities assumed have been recorded at their estimated fair values. In addition, approximately $300,000 of the purchase price was allocated to purchased in-process research and development, which was charged to Research and Development expense for the year ended September 30, 1999. The excess cost over the estimated fair value of tangible
net assets acquired was $4.8 million.   The $4.8 million is
allocated and amortized on a straight-line basis over its estimated useful life as follows: assembled workforce - $.5 million for 5 years, existing customer base $1.3 million for 10 years, and goodwill - $3.0 million for 10 years.

The following unaudited pro forma information presents the results of operations of the Company as if the acquisition had taken place on October 1, 1998 and 1997.

                            Year ended     Year ended
                              9/30/99        9/30/98

     Revenues             $ 17,724,056    $ 18,230,256
     Net earnings         $    464,109    $  2,757,332
     Earnings per share   $        .06    $        .36

These pro forma results of operations have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on the date indicated, or which may result in the future.

4.    Accounts Receivable, Related Parties.

Accounts Receivable from related parties at September 30, 1999 and 1998, consist of amounts due from three (3) shareholders of the Company that bear interest at five percent, are due on demand, and collateralized by their common stock in the Company.

5.   Property and Equipment

Property and equipment at September 30,
consists of the following:                      Lives      1999       1998

  Land                                            -     $ 190,000   $ 190,000
  Building                                       39       500,000     500,000
  Leasehold improvements                      7  to 39    353,371     122,215
  Furniture and fixtures                      5  to  7    275,873     136,362
  Office equipment                            3  to  7    150,465     133,771
  Computer equipment and software             3  to  5    958,650     786,205
                                                         2,428,35   1,868,553
  Less accumulated depreciation
  and amortization                                      (915,192)    (672,677)

                                                      $1,513,167   $1,195,876

Equipment recorded under capital lease obligations is $361,365 and $324,931, respectively, and related accumulated amortization is $290,597 and $203,563, respectively, at September 30, 1999 and 1998.


6.   Long Term Debt

Note Payable

Note payable at September 30, consists of
the following:                                           1999         1998
Mortgage note payable:
     Principal payments are due monthly,
     for a total amount of $35,000
     annually at fixed rate of 7.53%
     through January 2009;
     collateralized by building and
     equipment with a net book value of
     $414,413.                                      $   324,391     $354,649

     Less current maturities                             35,000       31,000

                                                    $   289,391      323,649

Aggregate maturities of note payable subsequent to September 30, 1999 were as follows: 2000 - $35,000; 2001 - $35,000; 2002 - $35,000; 2003 - $35,000;
2004 - $35,000; thereafter - $149,391.


Revolving Credit Agreement

On June 16, 1999, the Company, in conjunction with the
acquisition of Vercom Software, Inc., entered into a
$4,500,000 revolving credit agreement with a bank which
provided funds to finance the acquisition (see Note 3) and
working capital needs.  As of September 30, 1999, the
Company had $3,500,000 outstanding on this revolving credit
agreement.   The credit agreement provides for interest at
the monthly LIBOR Index plus 2.50% to 3.50% based on the
Company's Consolidated Cash Flow/Consolidated Funded Debt
ratio.  The weighted average interest rate for the year
ended September 30, 1999 was 8.24%.  The revolver has the
following declining availability: $4.0 million
through March 31, 2000; $3.5 million
through June 30, 2000; and $3.0 million through June 30,
2001. Notwithstanding the above, the aggregate amount outstanding under the loan shall not exceed 80% of eligible accounts receivable plus the following dollar amounts for the following effective periods: January 1 - January 31, 2000, $800,000; February 1 - February 29, 2000, $800,000; March 1 - March 31,
2000, $700,000; April 1 - April 30, 2000, $600,000; May 1 - May 31, 2000,
$500,000; June 1, 2000 and thereafter, $400,000.  The revolver is collateralized by substantially all
of the assets of the Company.   The term of this agreement
is for two years ending June 30, 2001 at which time all unpaid principal and interest is due. The revolver includes financial covenants that impose restrictions with respect to the maintenance of 1) Consolidated Cash Flow to Consolidated
Funded Debt and 2) Consolidated Liabilities to Consolidated
Tangible Net Worth beginning March 31, 2000. The Company and the bank revised the revolving credit agreement during 1999 in order to set realistic financial covenants not anticipated at inception. The Company was in compliance with the applicable covenant at September 30, 1999, after the aforementioned revision.

7.   Commitments

Leases

The Company has capitalized rental obligations under three leases of software and equipment. The obligations, which mature in fiscal 2000 and 2001, represent the total present value of future rental payments discounted at the interest rates implicit in the leases. Future minimum lease payments under the capital leases are:

      Year ending September 30:
      2000                                             $ 75,000
      2001                                               35,000
      Total minimum lease payments                      110,000
      Less amount representing interest                   4,997
      Present value of net minimum lease payments       105,003
      Less current portion                               68,000
                                                       $ 37,003

Common Stock Subject to Redemption:
On June 1, 1999, the Company entered into a five year consulting agreement with a former officer of the Company. Among other things, the consultant has the right to put 10,000 shares of restricted Company stock owned by the consultant back to the Company each quarter. The Company has the obligation to purchase those shares for four dollars per share upon notification by the consultant. The consultant, however, can elect to sell the quarterly allotment on the open market relieving the Company of its obligation to purchase the shares. The consultant may elect to extend the term of the Company's obligation an additional eight years or until a total of 500,000 shares have been sold to the Company and/or on the open market. During the year ended September 30, 1999, the Consultant has placed 26,000 shares in the open market, and as of September 30, 1999, 474,000 common shares are still subject to redemption. As a result of this agreement, $1,896,000 of common stock has been recorded as common stock subject to redemption in the Company's balance sheet.

During the year ended September 30, 1999, the Company recognized a non-cash compensation expense of approximately
$55,000.

8.   Employee Benefit Plans

Retirement Benefit Plans

The Company sponsors defined contribution retirement plans that allow participants to make contributions by salary reduction under Section 401(k) of the Internal Revenue Code. An employee may elect to contribute up to a maximum of 15% of pretax earnings into the plan. The Company makes a matching contribution in an amount of 3% to 6% of the employee contribution. The Company made matching contributions to the plan of approximately $31,000 and $17,000 for the years ended September 30, 1999 and 1998, respectively.

Executive Employment Agreement

On April 15, 1999 the Company entered into an employment agreement with an executive of the Company. Among other things, the agreement provides the executive a stock option arrangement of 500,000 shares of the Company's stock to be purchased at $1 and vest equally over a four-year period and expire over a ten year period. The fair market value of the Company's stock at the date of the agreement was $3.75. During the year ended September 30, 1999, the Company recognized a non-cash compensation expense of approximately $172,000. The Company will recognize this non-cash compensation expense ratably each quarter for the next four years based on this agreement. The weighted average exercise price of these options is $1.00 with a weighted average remaining contractual life of 9.45 years. These options are currently not exercisable since the first year of vesting has not been completed.

Employee Incentive Stock Option Agreements

During 1999, the Company adopted the Network Systems International, Inc. "1999 Long Term Stock Incentive Plan.
The maximum number of shares available under the plan of 500,000 have been reserved from shares authorized but unissued. As of September 30, 1999, none of these shares authorized under the plan have  been issued.
Under the terms of the plan, the options will vest
equally over a four-year period and expire after
10 years, as long as the employees remain employed with the
Company.   The following is a summary of options activity:

                                             Options Outstanding

                         Options Available                    Weighted Average
                         for Grant            Options         Exercise Price
Balance at inception
(April 13, 1999)           500,000                  -        $        -

Granted                  (280,000)            280,000              4.14
Exercised                        -                  -                 -
Cancelled                   32,000            (32,000)             4.00

Balance at
September30, 1999          252,000            248,000       $      4.16


The following table summarizes information concerning outstanding options at September 30, 1999:


                                     Options Outstanding

                                  Weighted Average
Range of                          Remaining             Weighted Average
Exercise           Number         Contractual Life      Exercise Price
Prices             Outstanding    (in Years)            per Share

$4.00 - 5.00       248,000        9.45                  4.16
5.00

At September 30, 1999, there were no outstanding options exercisable.


SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees.


SFAS No. 123 pro forma numbers are as follows:


                                  Year ended September, 30 1999

Actual net income                                   $   286,295
Pro forma net income                                    (23,045)
Pro forma basic net income per share                       (0.0)
Pro forma diluted net income per share                     (0.0)

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 5.8%, no expected dividends, a volatility factor of 87.3%, and an expected life of the options of 5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not necessarily provide a reliable single measure of the fair value of the Company's options.

9.   Income Taxes

The provision for income taxes for the years ended September
30, consists of the following components:

                                1999             1998
Federal:
    Current                 $  290,453      $  1,016,199
    Deferred                  (133,299)          (52,440)
                               157,154           963,759
State:
     Current                    28,130           119,901
     Deferred                 (111,735)          (15,860)
                               (83,605)          104,041
                            $   73,549      $  1,067,800


The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income tax follow:


                                                1999             1998
Federal statutory rate                        122,347         1,066,538
Effect of:
   State taxes, net of federal benefit        (55,179)           68,667
   Research and development credit           (237,000)          (89,900)
   Non deductible purchased in-process
    research 0and development                 102,000                 -
   Goodwill amortization                       50,410                 -
   Non-deductible life insurance               41,528                 -
   Other, net                                  49,443            22,495
                                               73,549         1,067,800

The significant temporary differences that give rise to deferred tax assets and liabilities as of September 30, 1999 are as follows:


                                                1999             1998
Deferred tax assets
     Allowance for doubtful accounts       $ 175,500         $ 195,000
     Accrued vacation                         39,131                 -
     Deferred compensation                    67,032                 -
     State net operating loss
        carryforwards                         34,639            12,756
     State research and development
        credit carryforwards                  42,321                 -
Total deferred tax assets                    358,623           207,756
Deferred tax liabilities
     Software development costs              514,150                 -
     Book basis of property and
       equipment in excess of tax basis       96,610            48,523
     Other, net                              158,966            71,233
Total deferred tax liabilities               769,726           119,756

Net deferred tax (liabilities) assets      $(411,103)        $  88,000

                                               1999              1998
Included in the balance sheet:

Deferred tax assets - current              $ 214,631         $123,767
Deferred tax liabilities - non-current      (625,734)         (35,767)
  Net deferred tax liabilities             $(411,103)          88,000


Federal and state deferred tax assets are $227,497 and $131,126, respectively, in 1999 and $170,256 and $37,500, respectively, in 1998. Federal and state deferred tax liabilities are $567,335 and $58,120, respectively in 1999 and $96,781 and $ 22,975 respectively, in 1998.

No valuation allowance has been recorded against the deferred tax assets at September 30, 1999 and 1998 because management believes it is more likely than not the Company will realize the benefits of these deductible differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of deferred tax assets considered realizable, however, could be reduced in the future if estimates of future taxable income during the carryforward period is reduced.

At September 30, 1999, the Company has state net operating loss carryforwards of $462,000 which are available to offset future state taxable income and state research and development credit carryforwards of $42,321 to offset future state income taxes.

10.  Earnings Per Share

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                           1999             1998
Net income                             $  286,295       $ 2,069,077
Less preferred stock dividends            (48,813)          (89,401)
Income available to common
  stockholders used in basic EPS          237,482         1,979,676

Preferred stock dividends                       0            89,401

Income available to common
stockholders after assumed
conversion of dilutive securities         237,482         2,069,077

Weighted average number of common
shares used in basic EPS                7,718,419         7,447,705

Effect of dilutive stock options          100,840                 -

Effect of dilutive convertible
preferred stock                                 0           470,196

Weighted average number of common
shares and dilutive potential
common stock used in diluted EPS        7,819,259         7,917,901


The Company has 30,000 options and 3,906 shares of preferred stock that were antidilutive and are not included in the earnings per share calculation for 1999. In addition, common stock subject to redemption could be antidilutive if the current stock price is below the put price. At September 30, 1999 common stock subject to redemption was antidilutive.

11.  Major Customers

For the years ended September 30, sales to one customer were 52% of revenue or approximately $7,422,000 in 1999 and two customers were 18% and 23% of revenue or approximately $5,255,000 in 1998. The September 30, 1999 and 1998
accounts receivable balances included approximately $476,000 and $1,116,000 due from these customers. The Company's customers are concentrated in the textile and printing industries located in the United States.

12.  Lease Commitments

The following is a schedule by year of future minimum rental payments required under operating leases that have an initial or remaining noncancelable lease term in excess of one year as of September 30, 1999:

           2000                 $ 246,000
           2001                   241,000
           2002                   130,000
           2003                    46,000
           2004                    35,000

Rent expense amounted to $163,000 and $73,000 for the periods ended September 30, 1999 and 1998, respectively.



13.  Segment Information

The Company's operations involve the design and development of integrated software solutions for Enterprise Resource Management ("ERP") and supply chain management for the process manufacturing industry. The Company also offers hardware products and technical consulting and implementation services providing a complete solution to its customer's technology needs.

The Company conducts business primarily in the United States. The Company's management uses an internal management accounting system to make financial decisions and allocate resources based on the revenues and operating income (loss) before interest, amortization of certain intangibles acquired and income taxes from these reports. Based on the criteria set forth in SFAS No. 131, the Company has three reportable segments: software licensing, technical consulting and implementation services, and hardware product sales.

In addition to the aforementioned operating segments, the sales and marketing, research and development, and administrative groups are allocated to the operating segments and are included in the operating profit (loss) reported below.

The Company's management does not identify or allocate assets by operating segment, nor does management evaluate each segment based on these criteria. Operating segments do not sell products to each other, and accordingly, there are no inter-segment revenues to be reported. The Company does not allocate interest, acquired intangibles or income taxes to operating segments. The accounting policies for segment reporting are the same as for the Company as a whole (see "Significant Accounting
Policies").

The following is a summary of segment information for the years ended September 30, 1999 and 1998:


                                     1999               1998
Revenues:
   Software licensing           $  1,760,528       $   2,421,963
   Services                        6,834,016           4,818,972
   Hardware                        5,655,113           5,563,986
      Total                     $ 14,249,657       $  12,804,921

Operating profit (loss):
   Software licensing           $   (289,094)      $   1,512,498
   Services                          753,700           1,459,220
   Hardware                          102,096             125,622
      Total                     $    566,702       $   3,097,340

Reconciliation to net income
    Interest, net               $    (58,594)      $      39,537
    Amortization of excess
      cost over net assets
      acquired                      (148,264)                  -
    Income taxes                     (73,549)         (1,067,800)
       Net income               $    286,295       $   2,069,077


Purchased in-process research and development costs related to the acquisition of Vercom Software, Inc. of $300,000 is included in software licensing. Depreciation and amortization of $324,182 for 1999 and $174,555 for 1998 have been allocated to the segment information above.

14.  Legal Proceedings

On June 17, 1999, the Company agreed to pay a former customer $500,000 for full settlement of a dispute over fees paid for licensing and servicing. The settlement payments are to be paid out over a period of nine months with a final payment due March 31, 2000. The Company has recorded the entire settlement in the current year to sales, general and administrative expense.

The Company is currently a party in a contract dispute in which the plaintiff, "Canton Financial Services Corporation", is seeking damages from the Company for an alleged breach of contract. The Company contends that there was no contract between the parties. The case is currently in the Circuit Court for Hillsborough County, Florida. The Company is defending the allegations and may exert counterclaims against the plaintiff. The plaintiff is seeking 355,000 shares of the Company's stock and the potential damage claim is not definite, as the total damages if the plaintiff is successful depend on the stock price and the date on which the damages, if any, are determined. Management, however, believes the case is without merit and does not believe the outcome will have a material adverse effect on the Company's consolidated financial position. However, under a worst case scenario, if the Company is found in breach of contract then the damages could have a material adverse effect on the Company's consolidated financial position.

The Company is currently involved in other routine legal proceedings that are incidental to the business. In the opinion of management, these other routine proceedings will not have a material adverse effect on the Company's financial position or overall trends in results of operations. The estimate of the potential impact on the Company's financial position or overall results of operations for the above legal proceedings could change in the future.

15.  Prior Year Restatement (Unaudited)

The financial statements were previously audited by other auditors whose report thereon dated November 20, 1998 expressed an unqualified opinion on those statements before restatement described below.

Pursuant to FASB Statement No. 86 Computer Software to be Sold, Leased, or Otherwise Marketed ("FASB No. 86") cost incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. Thereafter, all software production costs shall be capitalized and subsequently reported at the lower of unamortized costs or net realizable value.

Prior to 1999, the Company capitalized certain costs incurred internally in creating computer software products. During 1999, the Company determined that it does not have sufficient documentation required by FASB No. 86 to support the achievement of technological feasibility for its computer software products under either the two aforementioned methods. As a result, software development costs and related deferred income tax liabilities have been reduced by $1,423,794 and $555,000, respectively, as of September 30, 1998, net income has been increased by $101,999, net of income taxes of $66,000, for the year ended September 30, 1998 and retained earnings has been reduced by $ 970,794, as of September 30, 1997.


The following table details the adjustment to net income for each of the periods restated:

                                        Net income        Net income
                                        as previously     as restated
                                        reported

Year ended September 30, 1998           $ 1,967,078       $ 2,069,077
  Earnings per share - basic            $       .25       $       .27
                     - dilutive         $       .25       $       .26

Quarter ended December 31, 1998         $   564,983       $   488,079
  Earnings per share - basic            $       .07       $       .06
                     - dilutive         $       .07       $       .06

Quarter ended March 31, 1999            $   691,591       $   632,366
  Earnings per share - basic            $       .09       $       .08         - dilutive                         .09          .08

Quarter ended June 30, 1999             $  (248,036)      $  (233,468)
  Earnings per share - basic            $      (.03)      $      (.03)
                     - dilutive         $      (.03)      $      (.03)

Item 8.    Changes In and Disagreements With Accountants on
Accounting and Financial Disclosure

On January 19, 1999, the Board of Directors of the Company approved the appointment of KPMG LLP, Greensboro, North Carolina, as the Company's independent accountants to audit the Company's financial statements for the year-ended September 30, 1999. This action was filed on a Form 8-K to the Securities and Exchange Commission on January 26, 1999. There were no disagreements with the past accountants at the time of engagement with KPMG.

PART III

Item 9.  Directors and Executive Officers of the Registrant

Information with respect to this Item may be found in the section captioned "Nominees for Elections as Directors" appearing in the proxy statement to be delivered to stockholders in connection with the annual meeting of stockholders to be March 1, 2000. Such information is incorporated herein by reference.

Item 10.   Executive Compensation

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the proxy statement to be delivered to stockholders in connection with the annual meeting of stockholders to be March 1, 2000. Such information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Information with respect to this Item may be found in the section captioned "Security Ownership of Certain Beneficial
Owners and Management" appearing in the proxy statement to be delivered to stockholders in connection with the annual meeting of stockholders to be March 1, 2000. Such information is incorporated herein by reference.

Item 12.  Certain Relationships and Related Transactions

Information with respect to this Item may be found in the section captioned "Executive Compensation" appearing in the proxy statement to be delivered to stockholders in connection with the annual meeting of stockholders to be March 1, 2000. Such information is incorporated herein by reference.

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

11 Statement Re: Computation of per share earnings incorporated in financial statements

21          Subsidiaries of the registrant

22          Proxy statement filed January 28, 1999 and
            incorporated by reference                                 39

27          Financial Data Schedule                                   40

b) Reports on Form 8-K

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

5.   Form 8-K/A filed with the Securities and Exchange
     Commission August 30, 1999 providing financial information related to the acquisition of Vercom Software, Inc.

6.   Form 8-K filed with the Securities and Exchange
     Commission January 13 2000 announcing 1999 earnings, one-time charges, and results of an change in the application of an accounting standard.


                            SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NETWORK SYSTEMS INTERNATIONAL, INC.


                                 By: /s/ Robbie M. Efird
                                 Robbie M. Efird, Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                    Date

/s/ Robbie M. Efird                      January 13, 2000
Robbie M. Efird
Chairman of the Board,
Chief Executive Officer, and
Director (principal executive)

/s/ Christopher N. Baker                 January 13, 2000
Christopher N. Baker
President, Chief Operating Officer
and Director

/s/ Michael T. Spohn                     January 13, 2000
Michael T. Spohn
Chief Financial Officer, Secretary
and Director