Form 10QSB
period 1999-12-31
NETWORK SYSTEMS INTERNATIONAL INC
filed 2000-02-11
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT of 1934.
               For the quarterly period ended December 31, 1999

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

                        X    YES           ___   NO

There were 7,803,154 shares of the Registrant's $.001 par value common stock and 3,505 shares of Registrants $.001 par value preferred stock outstanding as of December 31, 1999.

Transitional Small Business Format (check one)  Yes __   No X

             NETWORK SYSTEMS INTERNATIONAL, INC.

                          Contents

Part I - Financial Information                                    Page

  Item 1.   Consolidated Financial Statements
            Consolidated Balance Sheet                              3
            Consolidated Statements of Operations
               Three months ended December 31, 1999 and 1998        4
            Consolidated Statement of Changes in Stockholders'
               Equity                                               5
            Consolidated Statements of Cash Flow
               Three months ended December 31, 1999 and 1998        6
            Notes to Consolidated Financial Statements              7
  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations           12

Part II
  Item 1.   Legal Proceedings                                       16
  Item 6.   Exhibits and Reports on Form 8-K                        16
Signatures                                                          17
Exhibit Index                                                       18

Item 1.   Financial Statements

          Network Systems International, Inc. and Subsidiary
                       Consolidated Balance Sheet
                               (Unaudited)
December 31,                                          1999
ASSETS
Current Assets:
  Cash and cash equivalents                           $    62,178
  Accounts receivable, trade, net of allowance
    of $450,000                                         3,761,004
  Accounts receivable, related parties                    125,478
  Income tax receivable                                   384,748
  Deferred income taxes                                   214,631
  Other current assets                                    100,965
Total current assets                                    4,649,004

Property and equipment, net of accumulated
  depreciation and amortization                         1,246,538

Intangible assets, net of accumulated amortization
  of $431,676                                           5,738,126

Other                                                     357,257
Total assets                                          $11,990,925

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable, trade                             $ 1,129,944
  Notes payable, current                                   35,000
  Capital lease obligations, current                       68,000
  Other accrued liabilities                               462,277
  Unearned revenue                                      1,495,577
  Revolving credit agreement, current                     185,000
Total current liabilities                               3,375,798

Long Term Liabilities:
  Revolving credit agreement, net of current
    maturities                                          3,000,000
  Deferred income taxes                                   504,092
  Notes payable, net of current maturities                280,702
  Capital lease obligations, net of current
    maturities                                             12,248
Total long term liabilities                             3,797,042

Common stock subject to redemption                      1,896,000

Stockholders' Equity:
 Preferred Stock; $.001 par value; authorized
   12,500 shares; issued and outstanding 3,505,
   liquidation preference of $350,500                           4
 Common Stock; $.001 par value; authorized
   100,000,000 shares; issued and outstanding
   7,803,154                                                7,803
 Capital in excess of par value                         3,693,744
 Less common stock subject to redemption               (1,896,000)
 Retained earnings                                      1,116,534
Total stockholders' equity                              2,922,085
Total liabilities and stockholders' equity             $11,990,925

The accompanying notes are an integral part of the consolidated financial statements.


         Network Systems International, Inc. and Subsidiary
                Consolidated Statements of Operations
                              (Unaudited)
                                            Three Months Ended December 31,
                                            1999            1998
Revenue:
     Licensing revenue                      $    11,928     $     709,205
     Servicing revenue                        1,680,642         1,401,607
     Equipment revenue                          665,084         1,222,875
Total revenue                                 2,357,654         3,333,687

Operating expenses:
      Cost of licensing                          91,224            11,435
      Cost of services                        1,251,688           660,739
      Cost of equipment                         530,371         1,031,618
      Research and development                  259,145            80,000
      Sales, general and administrative       1,102,866           763,589
      Amortization of excess of cost
        over net assets acquired                131,745                 -
      Gain on sale of fixed asset                (2,777)                -
Total operating expenses                      3,364,262         2,547,381

Operating income (loss)                      (1,006,608)          786,306

Other income (expenses)
      Interest, net                             (89,501)            8,805

Income (loss) before income tax
  provision (benefit)                        (1,096,109)          795,111

Income tax provision (benefit)                 (393,621)          307,032

Net income (loss)                          $   (702,488)      $   488,079

Dividends on preferred shares                     8,949            15,061

Net income (loss) applicable to
  common shares                                (711,437)           473,018

Earnings (loss) per common share,
  basic and diluted                        $       (.09)      $        .06


The accompanying notes are an integral part of the consolidated financial statements.

             Network Systems International, Inc. and Subsidiary
         Consolidated Statement of Changes in Stockholders' Equity
                    Three Months Ended December 31, 1999
                                 (Unaudited)

             Number         Number        Capital in             Retained
             of             of            Excess of              Earnings
             Shares         Shares        Par Value
                  $.001 Par    $.001 Par            Common Stock       Total
                  Value        Value                Subject to
                                                    Redemption
Balance
Oct.1,
1999        7,776,854      3,906         $3,531,426              $1,827,971
                 $7,777        4                    $(1,896,000)      $3,471,178


Conversion
of
Preferred
Stock           20,050      (401)              (20)                       -
                     20       -                               -                -


Compen-
sation
related
to grant
of stock
options              -         -            85,938                        -
                      -       -                               -           85,938


Compen-
sation
related
to put
of stock
options              -         -           41,250                         -
                      -       -                              -            41,250


Compen-
sation
related
to common
stock
issued
to board
of
directors       6,250          -          35,150                          -
                     6        -                              -            35,156


Dividends
on preferred
stock               -          -               -                     (8,949)
                     -        -                              -           (8,949)


Net loss
for the
3 months
ended
December 31,
1999                -          -               -                   (702,488)
                     -        -                              -         (702,488)


Balance
December 31,
1999      $7,803,154       3,505      $3,693,744                 $1,116,534
               $7,803        $4                    $(1,896,000)       $2,922,085

The accompanying notes are an integral part of the consolidated financial statements.

            Network Systems International, Inc. and Subsidiary
                    Consolidated Statements of Cash Flow
                                   (Unaudited)

                                                 Thee Months Ended
                                                    December 31,
                                                1999           1998
OPERATING ACTIVITIES
   Net income (loss)                            $(702,488)     $488,079
   Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization               254,850        47,146
      Non-cash compensation expense               142,188             -
      Provision for bad debts                           -       265,427
      Gain on sale of property and
        equipment                                  (2,777)            -
      Increase in cash surrender
        value of life insurance                   (23,461)     (140,056)
      Change in operating assets and
      liabilities:
         Accounts receivable                     (895,612)     (737,594)
         Other current assets                     126,968       (19,061)
         Income taxes                             448,021       328,200
         Accounts payable and other
           accrued liabilities                     31,351        37,497
         Unearned revenue                         882,584       (92,882)
         Deferred income taxes                   (121,642)      (46,168)
   Total adjustments                              842,470       (357,491)
   Net cash provided by operating
   activities                                     139,982        130,588
INVESTING ACTIVITIES
   Acquisition of property and equipment          (45,699)       (82,897)
   Proceeds from sale of property and
     equipment                                    262,000              -
   Payment received on note
     receivable                                         -          7,321
   Net cash provided by (used in)
     investing activities                         216,301        (75,576)
FINANCING ACTIVITIES
   Payment on notes payable and
     capital lease obligations                    (33,444)       (27,636)
   Payment on revolving credit
     agreement                                   (315,000)             -
   Dividends paid                                  (8,949)       (15,061)
   Net cash used in financing
     activities                                  (357,393)       (42,697)
Net (decrease) increase in cash and
   cash equivalents                                (1,110)        12,315

Cash and cash equivalents at October 1:            63,288      1,228,894
Cash and cash equivalents at December 31:          62,178      1,241,209

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                 $   84,260    $   10,234
      Taxes                                    $        -    $   25,000

The accompanying notes are an integral part of the consolidated financial statements.

             Network Systems International, Inc. and Subsidiary
                 Notes to Consolidated Financial Statements

A.  Organization and Basis of Preparation

Organization

Network Systems International, Inc. (the "Company"), a Nevada corporation, is a vertical market company that is the developer of the net collection(TM) and Primac software systems. These products are suites of supply chain management and enterprise-wide software products for the textile, apparel, home furnishing, and printing industries. The Company offers hardware products as well as consulting and implementation services that provide a solution to its customer's technology needs.

The Company and its wholly owned subsidiary Vercom Software
Inc. ("Vercom") employ approximately 105 full-time
associates.  The Company is headquartered in Greensboro,
North Carolina with offices in Dallas, Texas and Duncan,
South Carolina.   All intercompany transactions have been
eliminated in consolidation.

The Company's common stock trades on the NASDAQ SmallCap
Exchange under the symbol NESI.

Basis of Preparation:
The financial statements consolidate the accounts of Network
Systems International, Inc. and its wholly owned subsidiary, Vercom Software Inc.

The interim financial information included herein is unaudited. Certain information and footnote disclosures normally included in the financial statements have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), although the Company believes that the disclosures made are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes contained in the Company's Form 10-KSB filed with the SEC on January 13, 2000. Other than indicated herein, there have been no significant changes from the financial data published in those reports. In the opinion of management, such unaudited information reflects all adjustments, consisting of normal recurring accruals and other adjustments, necessary for a fair presentation of the unaudited information.

Results for interim periods are not necessarily indicative of results expected for the full year.

Certain prior year amounts have been reclassified to conform to the current year presentation.

B.   Summaries of Significant Accounting Policies

Cash and Cash Equivalents:
The Company considers cash and all highly liquid investments with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Substantially all of its cash and cash equivalents are in the custody of three major financial institutions.

Fair Value of Financial Instruments:
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and other accrued liabilities approximate fair value as of December 31, 1999 and 1998.
Carrying values of notes payable and capital lease obligations approximate the fair values because their interest rates are similar to interest rates currently available to the Company for similar notes payable and capital lease obligations. The revolving credit agreement carrying amount approximates fair value because this financial instrument bears interest at a variable rate consistent for loans with similar maturities and credit qualities.

Property and Equipment:
Property and equipment are stated at cost. Depreciation is computed for financial reporting purposes principally using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 39 years. Equipment under capital leases is stated at the present value of minimum lease payments and is amortized over the shorter of the lease term or estimated useful life of the asset.

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

Preferred Stock:
At December 31, 1999 the Company had 3,505 shares outstanding, respectively, of its Series A
Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred stock is convertible to 50 shares of the Company's common stock. Dividends on the Series A are payable monthly in cash at a rate of 12% of the original issue.

Purchased Software:
The Company amortizes purchased software over a 5-year period. Amortization expense of purchased software amounted to $70,000 for the three months ended December 31, 1999 and is included in cost of licensing .

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

Revenue from license fees and hardware is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable.

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

Accounts receivable include amounts due from customers for which revenue has been recognized. Unearned revenue consists of amounts collected from customers for maintenance agreements that have not met the criteria for revenue recognition.

Research and Development:
Research and development is expensed as incurred. Research and development costs amounted to $259,145 and $80,000 for the three months ended December 31, 1999 and 1998, respectively.

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

C.   Earnings Per Share:
The consolidated financial statements presents earnings
(loss) per common share, basic and diluted, in accordance
with Statement of Financial Accounting Standards No. 128
("SFAS 128"), "Earnings Per Share".   Basic earnings per
share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock.

The following data shows the amounts used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of the potential dilution from the exercise or conversion of securities into common stock.

                                   Three months ended December 31,
                                       1999              1998

Net income (loss)                      $  (702,488)      $  488,079

Less preferred stock dividends              (8,949)         (15,061)

Income (loss) applicable to
common shares                             (711,437)         473,018

Preferred stock dividends                        -           15,061

Income (loss) applicable to
common shares after assumed
conversion of dilutive securities        (711,437)          488,079

Weighted average number of common
shares used in basic EPS                7,783,484         7,665,257

Effect of dilutive convertible
preferred stock                                 -           310,997

Weighted average number of common
shares and dilutive potential
common shares used in diluted EPS       7,783,484         7,976,254

The Company has 748,000 options and 3,505 shares of preferred stock that were antidilutive and are not included in the earnings per share calculation for the quarter ended
December 31, 1999. In addition, common stock subject to redemption could be dilutive if the current stock price is below the put price. At December 31, 1999, common stock subject to redemption was antidilutive.

D.   Major Customers

For the three months ended December 31, 1999, sales to two customers amounted to approximately $685,000. For the three months ended December 31, 1998, sales to one customer amounted to approximately $1,845,000. The December 31, 1999 and 1998 accounts receivable balances from these customers were approximately $840,470 and $2,273,000, respectively.

E.   Recent Accounting Pronouncements

The Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-9 ("SOP 98-9") "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 amends paragraphs 11 and 12 of SOP 97-2 to require revenue recognition using the "residual method" when certain vendor-specific objective evidence is
met.   This SOP is effective for fiscal years beginning
after March 15, 1999. The Company has adopted the provisions of SOP 98-9 during the fiscal quarter ended December 31, 1999 and the financial statements have not been impacted due to this adoption.

F. Segment Information

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

The Company's management does not identify or allocate assets by operating segment, nor does management evaluate each segment based on these criteria. Operating segments do not sell products to each other, and accordingly, there are no inter-segment revenues to be reported. The Company does not allocate interest, amortization of certain intangibles acquired or income taxes to operating segments. The accounting policies for segment reporting are the same as for the Company as a whole (see "Significant Accounting Policies").

The following is a summary of segment information for the three-month period ended December 31, 1999 and 1998:

                                 1999                1998
Revenues:
   Software licensing            $    11,928         $    709,205
   Services                        1,680,642            1,401,607
   Hardware                          665,084            1,222,875
      Total                      $ 2,357,654            3,333,687

Operating profit (loss):
   Software licensing            $  (614,157)        $    426,873
   Services                         (232,766)             282,715
   Hardware                          (30,717)              76,718
      Total                      $  (877,640)        $    786,306

Reconciliation to net income
    Interest, net                $   (89,501)        $      8,805
    Amortization of excess cost
      over net assets acquired      (131,745)                   -
    Gain on sale of fixed assets       2,777                    -
    Income tax (provision)
      benefit                        393,621             (307,032)
       Net income                $  (702,488)             488,079

Depreciation and amortization of $123,105 for 1999 and $47,146 for 1998 have been allocated to the segment information above.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

FORWARD LOOKING INFORMATION

THIS MD&A CONTAINS FORWARD LOOKING INFORMATION.  EXCEPT FOR
HISTORICAL DATA, THE MATTERS DISCUSSED IN THIS FORM 10-QSB
CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND
UNCERTAINTIES.

The Company would caution readers that in addition to the important factors described elsewhere in this Form 10-QSB, the following may contain forward looking statements that involve risk and uncertainties, including without limitations, continued acceptance of the Company's products and services, increased levels of competition, new products and technological changes, the Company's dependency on financing, third party suppliers, intellectual property rights, material customers, business concentration risks within the textile and printing industries, business combinations, and other risks. The Company's actual consolidated financial results during 2000, and beyond, could differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.
The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

RESULTS OF OPERATIONS

Results of the Company's newly acquired subsidiary, Vercom
Software Inc., are included in the financial statements since its June 16, 1999 acquisition date.

The Company has reclassified certain costs to more accurately reflect the proper classification of these costs.
All periods presented reflect these reclassifications.

Revenue. Net revenue for the three-month period was $2,357,654, a 29% decrease from the comparable period in 1998. This decrease is a result of decreased licensing and
hardware revenues.   Software license revenues decreased
between periods as a result of a slowdown in demand for software products like those offered by the Company. In addition, hardware revenues are directly impacted by a slowdown in software licensing as most new customers require
system upgrades.   Management believes this slowdown is a
result of increased focus by companies in ensuring that their existing systems were compliant with requirements related to the Year 2000, which appears to have resulted in a postponement in purchasing decisions.

The Company's operations are classified into three principal segments for reporting purposes. They are: (1) software licensing sales, (2) consulting and implementation services and (3) hardware sales. Revenues from licensing software amounted to $11,928 for the three-month period ended December 31, 1999 compared to $709,205 for the same period
in 1998.   This decrease management feels is due in large
part to customers concerns related to the Year 2000 problem as described above. Service revenues increased from $1,401,607 in 1998 to $1,680,642 in 1999 representing an increase of 20%. The increase in service revenues was primarily related to the inclusion of service revenue of Vercom in 1999 of $517,549. In the hardware segment of the business, revenues for the period ended December 31, 1999 totaled $665,084 as compared to $1,222,875 for the comparable period ended December 31, 1998. This reduction is related to the reduction in software licenses to new customers and the postponement of purchases related to businesses that focused on the readiness of their existing hardware and software systems for Year 2000.

Cost of Licensing, Services and Equipment. Cost of software licensing consists of the costs of software reproductions and delivery, media, packaging, documentation and other related costs and the amortization of purchased software. Costs associated to licensing amounted to $91,224 in 1999 compared to $11,435 in 1998. The increase is attributable to the amortization of purchased software from the acquisition of Vercom amounting to $70,000 for the three-month period ended December 31, 1999. Cost of services increased to $1,251,688 or 75% of service revenues in 1999 from $660,739 or 47% in 1998. The primary increases in cost of services were the addition of Vercom, which has a lower margin percentage of servicing revenue compared to the Company in the prior year. Cost of equipment as a percent to revenue was 80% or $530,371 in 1999 compared to 84% or $1,031,618 in 1998. The overriding factor for the decrease is the inclusion of equipment sales at Vercom, which carry a higher margin percentage.

Sales, General and Administrative.   Sales, general and
administrative expense for the three-month period ended December 31, 1999 was $1,102,866 compared to $763,589 for the same period ended in 1998. The increase in sales, general and administrative expenses were directly related to the inclusion of sales, general and administrative expenses of Vercom amounting to $290,688 subsequent to the acquisition date. In addition the company incurred approximately $142,000 in non-cash compensation in 1999. After taking the aforementioned items into consideration, sales, general and administrative expenses decreased by approximately $93,000 as compared to the same period in 1998.

Research and Development Costs. Research and development costs amounted to $259,145 in fiscal year ended 1999, as compared to $80,000 in fiscal 1998. The primary increase of approximately $200,000 is due to the inclusion of research and development expenses incurred by Vercom for the development of the Company's Powerbuilder products.

 Provisions for Income Taxes. Income taxes are provided for
transactions reported in the financial statements and
consist of taxes currently due, plus deferred income taxes.
The income tax provision (benefit) for the three-month
period ended December 31, 1999 and 1998 was $(393,621) and
$307,032, respectively.   The effective tax rate for the
three-month period ended September 30, 1999 and 1998 was (36%) and 39%, respectively.

Liquidity and Capital Resources. Cash and Cash Equivalents were $62,178, representing a decrease of $1,179,031 from the same period ended December 31, 1998. The decrease is primarily due to the acquisition of Vercom in which the Company utilized cash from operations and a revolving credit arrangement with a bank. The revolver has the following declining availability: $4.0 million through March 30, 2000; $3.5 million through June 30, 2000; and $3.0 million through June 30, 2001. Notwithstanding the above, the aggregate amount outstanding under the loan shall not exceed 80% of eligible accounts receivable plus the following dollar amounts for the for the following effective periods: January 1 - February 29, 2000, $800,000; March 1 - March 31, 2000,
$700,000;April 1 - April 30, 2000, $600,000; May 1- May 31,
2000, $500,000; June 1, 2000 and thereafter, $400,000.  The
revolver includes financial covenants that impose restrictions with respect to the maintenance of 1) Consolidated Cash Flow to Consolidated Funded Debt and 2) Consolidated Liabilities to Consolidated Tangible Net Worth which is applicable beginning March 31, 2000. The Company was in compliance with the applicable covenant at December 31, 1999. The Company's principle sources of liquidity are funds generated by operations and bank borrowings. The Company believes these sources will be adequate to support its normal operations for the foreseeable future.

Quarterly Results. Net income (loss) for the three-month period December 31, 1999 and 1998 was $(702,488) and
$488,079, respectively.  On a per share basis, earnings
(loss) were $(.09) and $.06 for the three-months ended
December 31, 1999 and 1998, respectively. The decrease in earnings was directly impacted by a reduction in software license and hardware revenues and increases sales, general and administrative expenses as discussed above.

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

The Company created a Y2K Committee for the purpose of directing the Company's compliance efforts and identifying and addressing the impact of non-compliance on information technology systems and non-information technology systems.
A testing plan was developed and implemented against the Company's proprietary software. The Company tested the date sensitive code within the proprietary software and has determined the tested code to be Y2K compliant or made necessary revisions as necessary. In addition, an inventory of all the Company's equipment containing date sensitive embedded technology has been completed in which all equipment has been either tested and/or deemed to be Y2K compliant. At the present time, the Company believes it has completed the necessary proprietary software, internal software, and hardware implementation required for Y2K compliance. The Company does not believe any material exposures or contingencies exist with respect to its proprietary or internal systems.

The Company has requested assurances from its major suppliers and business partners that they will be Y2K compliant so that there will be no disruption of their products or services. Where appropriate, contingency plans and alternative suppliers have been investigated.
Presently, the Company is not aware of any material exposures or contingencies as the result of Y2K compliance of its significant vendors or business partners, if a significant vendor or business partner should become non-compliant there can be no assurance such an event will not have a material adverse effect on the Company's consolidated financial position, results of operations and cash flows. The Company believes the actions it has taken will minimize these risks and believes it has taken responsible steps to prevent any major disruptions.

The Company believes the actions it has taken with regard to Y2K issues have minimized Y2K related capital costs and expenses incurred to date and estimates that it has already
incurred  its Y2K compliance expenditures.   The Company did
not have any Y2K expenditures for internal information technology systems or its proprietary software in the three-months ended December 31, 1999. The Company does not anticipate any expenditures in 2000 relating to Y2K compliance.

The Company has taken what it believes as the appropriate steps to prevent Y2K related compliance issues, however, there can be no assurance that some unknown or unanticipated event could occur causing a Y2K compliance issue for the Company or its business partners.

General. The Company believes that in the future its results may reflect quarterly fluctuations resulting from such factors as order deferrals in anticipation of new product releases, delays in the release of new products, a slower growth rate in the overall manufacturing industry or global economy, a loss of significant associates to competition or adverse general economic and manufacturing conditions in the industries in which the Company does business. Rapid technological change and the Company's ability to develop and market products that successfully adapt to that change may also have an impact on the results of operations. Further, increased competition in the design and distribution of manufacturing software products could also negatively impact the Company's results of operations. Lastly, the software industry may well experience a downturn in overall business activities as customer demands for products and services are lessened after Year 2000 compliance has been achieved.

Due to the factors stated above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

                           Part II


Item 1.  Legal Proceedings

The Company is currently a party in a contract dispute in which the plaintiff, "Canton Financial Services Corporation", is seeking damages from the Company for an alleged breach of contract. The Company contends that there was no contract between the parties. The case is currently in the Circuit Court for Hillsborough County, Florida. The Company is defending the allegations and may exert counterclaims against the plaintiff. The plaintiff is seeking 355,000 shares of the Company's stock and the potential damage claim is not definite, as the total damages if the plaintiff is successful depend on the stock price and the date on which the damages, if any, are determined. Management, however, believes the case is without merit and does not believe the outcome will have a material adverse effect on the Company's consolidated financial position. However, under a worst case scenario, if the Company is found in breach of contract, then the damages could have a material adverse effect on the Company's consolidated financial position or results of operations.

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

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits included herewith are:

     (11) Schedule of Computation of Net Income Per Common
     Share

     (27) Financial Data Schedule

(b)  Reports on Form 8-K

1.   Form 8-K filed with the Securities and Exchange
     Commission January 13, 2000 announcing 1999 earnings, one-time charges, and results of a change in the application of an accounting standard.

                         SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                               NETWORK SYSTEMS INTERNATIONAL,INC.

Date: 02/11/00                 /s/  Robbie M. Efird

                               Robbie M. Efird, Chief Executive Officer


Date: 02/11/00                /s/  Michael T. Spohn

                               Michael T. Spohn, Chief Financial Officer


EXHIBIT INDEX

Exhibit

(11)   Schedule of Computation of Net Income Per Share (Unaudited)

(27)   Financial Data Schedule


                                              Three Months Ended
                                                 December 31,
Primary                                       1999          1998

Net income                                    $ (702,488)   $ 488,079

Less - preferred stock
dividends                                         (8,949)     (15,061)

Net income applicable for common shares       $ (711,437)  $  473,018

Weighted average number of common shares
outstanding during the year                    7,783,484    7,665,257

Basic income per common share                 $     (.09)   $     .06

Fully Diluted

Net income applicable for common share        $ (711,437)   $ 473,018

Add - dividends on
convertible preferred stock                            -       15,061

Net income for fully diluted
net income per share                            (711,437)   $ 488,079

Weighted average number of shares used in
calculating primary income per common
share                                          7,783,484    7,665,257

Assuming conversion of convertible
preferred stock and stock options
(weighted average)                                     -     310,997

Weighted average number of common
shares outstanding as adjusted                 7,783,484   7,976,254

Fully diluted earnings per
common share                                 $      (.09) $      .06