Form 10QSB
period 2000-03-31
NETWORK SYSTEMS INTERNATIONAL INC
filed 2000-05-15
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-QSB

 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT of 1934.
             For the quarterly period ended March 31, 2000

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

                X    YES                   ___   NO

There were 7,803,154 shares of the Registrant's $.001 par value common stock and 3,505 shares of Registrants $.001 par value preferred stock outstanding as of March 31, 2000.

Transitional Small Business Format (check one)  Yes __   No X

                 NETWORK SYSTEMS INTERNATIONAL, INC.

                              Contents

Part I - Financial Information                                 Page

 Item 1. Consolidated Financial Statements (Unaudited)
         Consolidated Balance Sheet                             3
         Consolidated Statements of Operations
          Three months ended March 31, 2000 and 1999            4
          Six months ended March 31, 2000 and 1999              5
         Consolidated Statement of Changes in
           Stockholders'Equity                                  6
         Consolidated Statements of Cash Flow
           Six months ended March 31, 2000 and 1999             7

         Notes to Consolidated Financial Statements             8

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations         12

Part II
 Item 1.   Legal Proceedings                                    16
 Item 6.   Exhibits and Reports on Form 8-K                     16

Signatures                                                      17
Exhibit Index                                                   18

Item 1.   Financial Statements

           Network Systems International, Inc. and Subsidiary
                        Consolidated Balance Sheet
                                (Unaudited)
March 31,                                                   2000
ASSETS
Current Assets:
       Cash and cash equivalents                            $    22,611
       Accounts receivable, trade, net of allowance
       of $675,000                                            2,586,131
       Accounts receivable, related parties                     128,491
       Income tax receivable                                    455,872
       Deferred income taxes                                    298,708
       Other current assets                                     150,561
Total current assets                                          3,642,374

Property and equipment, net of accumulated
depreciation and amortization                                 1,250,971

Intangible assets, net of accumulated amortization
of $633,421                                                   5,536,381

Other                                                           353,405
Total assets                                                $10,783,131

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable, trade                              $   784,687
       Note payable                                             307,013
       Capital lease obligations                                 63,497
       Other accrued liabilities                                437,569
       Unearned revenue                                       1,434,653
       Revolving credit agreement                             3,235,000
Total current liabilities                                     6,262,419

Deferred income taxes                                           323,648

Common stock subject to redemption                            1,812,600

Stockholders' Equity:
       Preferred Stock; $.001 par value; authorized
        12,500 shares; issued and outstanding 3,505,
        liquidation preference of $350,500                           4
       Common Stock; $.001 par value; authorized
        100,000,000 shares; issued and outstanding
        7,803,154                                                7,803
       Capital in excess of par value                        3,820,932
       Common stock subject to redemption                   (1,812,600)
       Retained earnings                                       368,325
Total stockholders' equity                                  $2,384,464

Total liabilities and stockholders' equity                  10,783,131

The accompanying notes are an integral part of the consolidated financial statements.

            Network Systems International, Inc. and Subsidiary
                  Consolidated Statements of Operations
                                (Unaudited)

                                                Three Months Ended March 31,
                                                2000            1999
Revenue:
     Licensing revenue                          $   108,379     $   647,982
     Servicing revenue                            2,069,104       1,716,747
     Equipment revenue                              477,652       1,484,317
Total revenue                                     2,655,135       3,849,046

Operating expenses:
     Cost of licensing                               92,797          11,528
     Cost of services                             1,188,086         649,122
     Cost of equipment                              428,040       1,431,309
     Research and development                       365,078         123,528
     Sales, general and administrative            1,449,771         640,684
     Amortization of excess of cost
       over net assets acquired                     131,745               -
Total operating expenses                          3,655,517       2,856,171

Operating income (loss)                          (1,000,382)        992,875

Other income (expenses)
      Interest, net                                 (75,129)          8,925

Income (loss) before income tax
provision (benefit)                              (1,075,511)      1,001,800

Income tax provision (benefit)                     (335,645)        369,434

Net income (loss)                               $  (739,866)        632,366

Dividends on preferred shares                         8,343          14,281

Net income (loss) applicable to common shares      (748,209)        618,085

Earnings (loss) per common share,
 basic and diluted                              $       (.10)    $      .08


The accompanying notes are an integral part of the consolidated financial statements.

             Network Systems International, Inc. and Subsidiary
                   Consolidated Statements of Operations
                                (Unaudited)
                                             Six Months Ended March 31,
                                             2000             1999
Revenue:
     Licensing revenue                       $  120,307       $ 1,358,187
     Servicing revenue                        3,749,746         3,117,354
     Equipment revenue                        1,142,736         2,707,192
Total revenue                                 5,012,789         7,182,733

Operating expenses:
     Cost of licensing                          184,021            22,963
     Cost of services                         2,439,774         1,212,271
     Cost of equipment                          958,411         2,462,927
     Research and development                   624,223           203,528
     Sales, general and administrative        2,552,637         1,501,863
     Amortization of excess of cost
       over net assets acquired                 263,490                 -
     Gain on sale of fixed asset                 (2,777)                -
Total operating expenses                      7,019,779         5,403,552

Operating income (loss)                      (2,006,990)        1,779,181

Other income (expenses)
     Interest, net                             (164,630)           17,730

Income (loss) before income tax
 provision (benefit)                         (2,171,620)        1,796,911

Income tax provision (benefit)                 (729,266)          676,466

Net income (loss)                           $(1,442,354)        1,120,445

Dividends on preferred shares                    17,292            29,343

Net income (loss) applicable to
common shares                                (1,459,646)        1,091,102

Earnings (loss) per common share,           $      (.19)              .14
basic and diluted

The accompanying notes are an integral part of the consolidated financial statements.

               Network Systems International, Inc. and Subsidiary
           Consolidated Statement of Changes in Stockholders' Equity
                       Six Months Ended March 31, 2000
                                 (Unaudited)
          Common Stock  Preferred Stock

          Number        Number      Capital in             Retained
          of            of          excess of              Earnings
          shares        shares      Par Value
                  $.001       $.001             Common                Total
                  Par         Par               stock
                  Value       Value             subject
                                                to
                                                redemption
Balance
Oct. 1,
1999     7,776,854      3,906       $3,531,426             $1,827,971
                  $7,777      $4                $(1,896,000)         $3,471,178
Conver-
sion
of
Pre-
ferred
Stock       20,050       (401)            (20)                      -
                      20       -                          -                   -
Compen-
sation
related
to
grant
of
stock
options          -          -      171,876                          -
                       -       -                          -             171,876
Compen-
sation
related
to
put
options          -          -      82,500                           -
                       -       -                          -              82,500
Compen-
sation
related
to
common
stock
issued
to
board
of
direc-
tors        6,250           -     35,150                           -
                      6        -                         -               35,156
Divi-
dends
on
pre-
ferred
stock           -           -          -                     (17,292)
                      -        -                         -              (17,292)

Expir-
ation of
put
options
of common
stock
subject
to
redemp-
tion            -          -          -                           -
                      -       -                    83,400                83,400
Net loss
for
the six
months
ended
Mar. 31,
2000            -          -          -                  (1,442,354)
                      -       -                         -            (1,442,354)

Balance
Mar. 31,
2000       7,803,154        3,505   $3,820,932             $368,325
                      $7,803      $4          $(1,812,600)           $2,384,464


The accompanying notes are an integral part of the consolidated financial statements.

              Network Systems International, Inc. and Subsidiary
                    Consolidated Statements of Cash Flow
                                    (Unaudited)

                                                 Six Months Ended March 31,
                                                 2000            1999
OPERATING ACTIVITIES
   Net income (loss)                             $(1,442,354)    $1,120,445

   Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
        Depreciation and amortization                497,801         92,146
        Non-cash compensation expense                284,376              -
        Provision for bad debts                      406,785        369,620
        Gain on sale of property and equipment        (2,777)             -
        Increase in cash surrender
        value of life insurance                      (23,461)      (166,302)
        Change in operating assets and
           liabilities:
               Accounts receivable                  (127,524)    (1,719,678)
               Other current assets                   78,212        (41,399)
               Income taxes                          376,897         20,966
               Accounts payable and other
                 accrued liabilities                (353,615)       463,224
               Unearned revenue                      821,660        108,518
        Deferred income taxes                       (386,163)         3,000
   Total adjustments                               1,572,191       (869,905)
   Net cash provided by operating activities         129,837        250,540

INVESTING ACTIVITIES
   Acquisition of property and equipment             (91,338)      (329,722)
   Proceeds from sale of property and equipment      262,000              -
   Net cash provided by (used in)
     investing activities                            170,662       (329,722)
FINANCING ACTIVITIES
   Payment on notes payable and
     capital lease obligations                       (58,884)       (19,205)
   Payment on revolving credit
     agreement                                      (265,000)             -
   Dividends paid                                    (17,292)       (29,343)
   Net cash used in financing activities            (341,176)       (48,548)
Net decrease in cash and cash
   equivalents                                       (40,677)      (127,730)

Cash and cash equivalents at October 1:               63,288      1,228,894
Cash and cash equivalents at March 31:                22,611      1,101,164

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                    $  138,665    $    16,616
      Taxes                                       $        -        652,500

The accompanying notes are an integral part of the consolidated financial statements.

            Network Systems International, Inc. and Subsidiary
                Notes to Consolidated Financial Statements
                                (Unaudited)

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

The Company and its wholly owned subsidiary Vercom Software, Inc. ("Vercom") employ approximately 91 full-time associates. The Company is headquartered in Greensboro, North Carolina with offices in Dallas, Texas and Duncan,
South Carolina.   All intercompany transactions have been
eliminated in consolidation.

The Company's common stock trades on the NASDAQ SmallCap
Exchange under the symbol NESI.

Basis of Preparation:
The financial statements consolidate the accounts of Network
Systems International, Inc. and its wholly owned subsidiary, Vercom.

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

B.   Earnings Per Share:
The consolidated financial statements presents earnings
(loss) per common share, basic and diluted, in accordance
with Statement of Financial Accounting Standards No. 128
("SFAS 128"), "Earnings Per Share".   Basic earnings per
share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock.

The following data shows the amounts used in computing earnings (loss) per share and the effect on income (loss) and the weighted average number of shares of the potential dilution from the exercise or conversion of securities into common stock.

                                             Three months ended March 31,
                                             2000          1999

Net income (loss)                            $ (739,866)   $  632,366

Less preferred stock dividends                   (8,343)      (14,281)

Income (loss) applicable to common shares      (748,209)      618,085

Preferred stock dividends                             -        14,281

Income (loss) applicable to
common shares after assumed
conversion of dilutive securities              (748,209)      632,366

Weighted average number of common
shares used in basic EPS                      7,803,154     7,678,444

Effect of dilutive convertible
preferred stock                                       -       288,310

Weighted average number of common
shares and dilutive potential
common shares used in diluted EPS             7,803,154     7,966,754


                                             Six months ended
                                                  March 31,
                                             2000          1999
Net income (loss)                            $(1,442,354)  $1,120,445

Less preferred stock dividends                   (17,292)     (29,343)

Income (loss) applicable to
common shares                                 (1,459,646)   1,091,102

Preferred stock dividends                              -       29,343

Income (loss) applicable to
common shares after assumed
conversion of dilutive securities             (1,459,646)   1,120,445

Weighted average number of common
shares used in basic EPS                       7,795,786    7,671,850

Effect of dilutive convertible
preferred stock                                        -      294,904

Weighted average number of common
shares and dilutive potential
common shares used in diluted EPS              7,795,786    7,966,754

The Company has 748,000 options and 3,505 shares of preferred stock that were antidilutive and are not included in the earnings per share calculation for the quarter and period ended March 31, 2000. In addition, common stock subject to redemption could be dilutive if the current stock price is below the put price.

C.   Revolving Credit Agreement, Note Payable and Liquidity

At March 31, 2000, the Company was in default under certain material provisions of the Revolving Credit Agreement including the financial covenants related to (1) Consolidated Cash Flow to Consolidated Funded
Debt and (2) Consolidated Liabilities to Consolidated Tangible Net Worth.
As a result, the debt under this agreement has been shown as a current liability in the balance sheet. The Company is currently in discussions with its bank to amend the terms of the revolving credit agreement to address the defaults of the financial covenants and material provisions of the agreement. As of the filing, the bank has not exercised its right under the default provisions of the agreement. In addition to the discussions with its current lender, the Company is exploring financing alternatives with other lenders.

Note payable has been classified as a current liability due to the cross default provision of the Revolving Credit
Agreement as discussed above.

D.   Major Customers

For the three months ended March 31, 2000 and 1999, sales to one customer amounted to approximately $915,000 and $2,439,000, respectively. For the six months ended March 31, 2000 and 1999, sales to one customer amounted to approximately $1,358,000 and $4,284,000, respectively. The March 31, 2000 and 1999 accounts receivable balances from these customers were approximately $726,000 and $2,813,000, respectively.

E.   Legal Proceedings

The Company is currently a party in a lawsuit in which the plaintiff, "Canton Financial Services Corporation," is seeking damages from the Company for an alleged breach of contract. The Company contends that there was no contract between the parties. The case is currently in the Circuit Court for Hillsborough County, Florida. The Company is defending the allegations and may exert counterclaims against the plaintiff. The plaintiff is seeking 355,000 shares of the Company's stock and the potential damages are not definite, as the total damages, if the plaintiff is successful, depend on the stock price and the date on which the resulting damages, if any, are determined. Management believes the case is without merit, but, if the Company is found in breach of contract, the damages could have a material adverse effect on the Company.

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

The following is a summary of segment information for the six-month period ended March 31, 2000 and 1999:

                                           2000           1999
Revenues:
   Software licensing                     $   120,307     $ 1,358,187
   Services                                 3,749,746       3,117,354
   Hardware                                 1,142,736       2,707,192
      Total                               $ 5,012,789     $ 7,182,733
Operating profit (loss):
   Software licensing                     $(1,326,096)    $   756,230
   Services                                  (221,610)      1,003,966
   Hardware                                  (198,571)         18,985
      Total                               $(1,746,277)      1,779,181

Reconciliation to net income (loss)
    Interest, net                         $  (164,630)    $    17,730
    Amortization of excess cost
     over net assets acquired                (263,490)              -
    Gain on sale of fixed assets                2,777               -
    Income tax (provision) benefit            729,266        (676,466)
       Net income (loss)                  $(1,442,354)    $ 1,120,445

Depreciation and amortization of $497,801 for 2000 and $92,146 for 1999 have been allocated to the segment information above.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING INFORMATION

THIS MD&A CONTAINS FORWARD LOOKING INFORMATION.  EXCEPT FOR
HISTORICAL DATA, THE MATTERS DISCUSSED IN THIS FORM 10-QSB
CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND
UNCERTAINTIES.

The Company would caution readers that in addition to the important factors described elsewhere in this Form 10-QSB, the following may contain forward looking statements that involve risk and uncertainties, including, without limitation, continued acceptance of the Company's products and services, increased levels of competition, new products and technological changes, the Company's dependency on financing, third party suppliers, intellectual property rights, material customers, business concentration risks within the textile and printing industries, business combinations, and other risks. The Company's actual consolidated financial results during 2000, and beyond, could differ materially from those expressed in any forward looking statements made by, or on behalf of, the Company.
The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events and circumstances that arise after the date hereof.

RESULTS OF OPERATIONS

Results of the Company's newly acquired subsidiary, Vercom
Software, Inc., are included in the financial statements since its June 16, 1999 acquisition date.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Revenue. Net revenue for the three-month period ended March 31, 2000 was $2,655,135, a 31% decrease from the comparable period in 1999. For the six-month period ended March 31, 2000, revenues were $5,012,789 as compared to $7,182,733 for the same six month period in fiscal 1999, a 30% decrease. Software license revenues decreased between periods as a result of a slowdown in demand for software products like those offered by the Company. In addition, hardware revenues are directly impacted by a slowdown in software licensing as most new customers require system upgrades. Management believes the unique conditions created by the Y2K phenomenon resulted in increased focus by companies ensuring that their existing systems were compliant with requirements related to the Year 2000, which directly resulted in a postponement in purchasing decisions well into fiscal 2000.

The Company's operations are classified into three principal segments for reporting purposes. They are: (1) software licensing revenue, (2) consulting and implementation services and (3) hardware sales.  Revenues from licensing
software amounted to $108,379 for the three-month period
ended March 31, 2000 compared to $647,982 for the same
period in 1999.   During the six-month period ended March
31, 2000 and 1999, licensing revenue decreased to $120,307 from $1,358,187, respectively. Though licensing revenue increased slightly during the Company's second fiscal quarter 2000 compared to the first fiscal quarter, the Company licensing is slow to rebound to the prior year levels due to the post Year 2000 purchasing decisions from the Company's current prospects. For the three months ended
March 31, service revenues increased from $1,716,747 in 1999 to $2,069,104 in 2000 representing an increase of 21%. For the six months ended March 31, 2000 and 1999, the increase was 20% from $3,117,354 to $3,749,746. The increase in service revenues was directly related to the inclusion of service revenue from Vercom in fiscal 2000 of $1,005,039. Without Vercom, service revenues declined approximately $400,000 from prior year levels due to the significant decrease in software sales resulting in decreased service implementation revenue. In the hardware segment of the business, revenues for the three-month period ended March 31, 2000 totaled $477,652 as compared to $1,484,317 for the comparable period ended March 31, 1999.
For the six-month period ended March 31, 2000 and 1999, hardware revenues amounted to $1,142,736 and $2,707,192, respectively. The decrease is primarily related to the reduction in software licenses to new customers and the postponement of purchases related to businesses that focused on the readiness of their existing hardware and software systems for Year 2000. Current fiscal year hardware revenue is being derived from hardware accessories which complement the base systems which run the Company's products compared to entire base system sales in the prior year to new and existing customers.

Cost of Licensing, Services and Equipment. Cost of software licensing consists of the costs of software reproductions and delivery, media, packaging, documentation and other related costs and the amortization of purchased software.
For the three-month period ended March 31, 2000 costs associated to licensing amounted to $92,797 in 2000 compared to $11,528 in 1999. The costs associated with the six-month period ended March 31, 2000 and 1999 were $184,021 and $22,963, respectively. The increase is attributable to the amortization of purchased software from the acquisition of Vercom amounting to $70,000 for the three-month period ended March 31, 2000 and $140,000 for the six-month period ended
March 31, 2000. Cost of services increased to $1,188,086 or 57% of service revenues for the three months ended March 31, 2000 compared to $649,122 or 38% in 1999. For the six-month period ended March 31, 2000 cost of services increased to $2,439,774 or 65% of service revenue compared with $1,212,271 and 39% in 1999. The primary increases in cost of services was the addition of Vercom, which has a lower percentage of servicing revenue compared to the Company in the prior year. In addition, the progressive decrease in cost of services percentage for fiscal 2000 is related to the Company reducing personnel costs during the first calendar quarter. Cost of equipment as a percent to revenue was 90% or $428,040 in 2000 compared to 96% or $1,431,309 in
1999 for the three-month period ended March 31. For the six-month period ended March 31, 2000 and 1999, cost of equipment percentage was 84% and 91%. The overriding factor for the increase in profit margin is the inclusion of equipment sales at Vercom, which carry a higher profit margin percentage.

Sales, General and Administrative.   Sales, general and
administrative expense for the three-month period ended
March 31, 2000 was $1,449,771 compared to $640,684 for the
same period ended in 1999. The six-month period ended March
31, 2000 and 1999 was $2,552,637 and $1,501,863. The
increase in sales, general and administrative expenses for
the periods was directly related to the inclusion of sales,
general and administrative expenses of Vercom amounting to
$574,284 for the six-month period and $283,596 for the three-
month period subsequent to the acquisition date.  In
addition, the Company incurs approximately $142,000 in non-
cash compensation each quarter in fiscal 2000 not charged in
fiscal 1999.   After taking the aforementioned items into
consideration, sales, general and administrative expenses increased by approximately $192,000 for the six-month period ended March 31, 2000 as compared to the same period in 1999 and $383,000 for the three-month period ended March 31, 2000 as compared to 1999. The increase is attributable to the addition of personnel on the sales and marketing team as well as the Company's decision to increase its allowance for doubtful accounts higher than the prior year. The increase in this allowance was precipitated by the bankruptcy filing of one of the Company's larger customers.

Research and Development Costs.  Research and development
costs amounted to $365,078 for the three-month period ended
March 31, 2000 compared to $123,528 in 1999 or a $241,550
increase.   For the six months ended March 31, 2000 and
1999, research and development cost increased $420,695 to $624,223 from $203,528, respectively. The primary increase is due to the inclusion of research and development expenses incurred by Vercom for the development of the Company's
Powerbuilder products.  In March of the current quarter
2000, the Company elected to defer the development of these products until a later date. Management expects that future quarters research and development expenses will be significantly reduced from the current levels.

Provisions for Income Taxes. Income taxes are provided for
transactions reported in the financial statements and
consist of taxes currently due, plus deferred income taxes.
The income tax provision (benefit) for the three-month
period ended March 31, 2000 and 1999 was $(335,645) and
$369,434, respectively.   For the six-month period ended
March 31, 2000 and 1999 the income tax provision (benefit) was $(729,266) and $676,466, respectively. The effective tax rate for the three and six month periods ended March
31,were (31%) and (34%) in 2000, respectively, and 37% and 38% in 1999, respectively.

Liquidity and Capital Resources. Cash and Cash Equivalents were $22,611, representing a decrease of $1,078,553 from the same period ended March 31, 1999. The decrease is primarily due to the acquisition of Vercom in which the Company utilized cash from operations and its revolving credit agreement with a bank. Currently, the Company is in default under certain of the material provisions of the revolving credit agreement, including the financial covenants related to
(1) Consolidated Cash Flow to Consolidated Funded Debt, (2)Consolidated Liabilities to Consolidated Tangible Net Worth. Until the Company can renegotiate its current revolving credit agreement or secure refinancing with another lender, the Company's principle sources of liquidity are funds generated by operations. These matters, along with the slowdown in software license sales, raise doubt about the ability of the Company to continue as a going concern.

Quarterly Results. Net income (loss) for the three-month period ended March 31, 2000 and 1999 was $(739,866) and
$632,366, respectively.   For the six months ended March 31,
2000 and 1999, net income (loss) was $(1,442,354) and
1,120,445, respectively.   On a per share basis, earnings
(loss) were $(.10) and $.08 for the three-months ended March 31, 2000 and 1999, respectively. For the six months ended March 31, 2000 and 1999 earnings (loss) per share amounted to $(.19) and .14, respectively. The decrease in earnings was directly impacted by a reduction in software license and hardware revenues and increases in sales, general and administrative expenses as discussed above.

Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement is effective for fiscal years beginning after June 15, 1999. The Financial Accounting Standards
Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" deferring the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Due to the Company's limited use of derivative financial instruments, adoption of Statement 133 is not expected to have a significant effect on the Company's consolidated results of operations , financial position, or cash flows.

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

Year 2000 Issues. Prior to December 31, 1999, the Company took what it believes as the appropriate steps to prevent Y2K related compliance issues with its proprietary software and internal software and systems. As of March 31, 2000, the Company is not aware of any Y2K related occurrences with its proprietary software or internal software and systems that have or may have caused some unknown or unanticipated event related to Y2K compliance for the Company or its business partners.

General. The Company believes that in the future its results may reflect quarterly fluctuations resulting from such factors as order deferrals in anticipation of new product releases, delays in the release of new products, a slower growth rate in the overall manufacturing industry or global economy, a loss of significant associates to competition or adverse general economic and manufacturing conditions in the industries in which the Company does business. Rapid technological change and the Company's ability to develop and market products that successfully adapt to that change may also have an impact on the results of operations. Further, increased competition in the design and distribution of manufacturing software products could also negatively impact the Company's results of operations. Lastly, it appears that the ERP software industry segment has experience a slowdown in overall business activities as customer demands for products and services have lessened after Year 2000 compliance has been achieved.

Due to the factors stated above, the Company's future earnings and stock price may be subject to significant volatility, particularly on a quarterly basis. Any shortfall in revenues or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's stock.

                           Part II


Item 1.  Legal Proceedings

The Company is currently a party in a lawsuit in
which the plaintiff, "Canton Financial Services
Corporation", is seeking damages from the Company for an
alleged breach of contract.  The Company contends that there was no contract between the parties. The case is currently
in the Circuit Court for Hillsborough County, Florida. The Company is defending the allegations and may exert counterclaims against the plaintiff. The plaintiff is
seeking 355,000 shares of the Company's stock and the
potential damages are not definite, as the total
damages, if the plaintiff is successful, depend on the stock price and the date on which the damages, if any, are
determined.   Management believes the case is
without merit, but, if the Company is found in breach of contract, the damages could have a material adverse effect on the Company.

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


                              NETWORK SYSTEMS INTERNATIONAL, INC.

Date:  05/15/00                 /s/  Robbie M. Efird
                              Robbie M. Efird, Chief Executive Officer


Date:  05/15/00                /s/  Michael T. Spohn
                              Michael T. Spohn, Chief Financial Officer
EXHIBIT INDEX


Exhibit

(11)     Schedule of Computation of Net Income Per Share (Unaudited)
(27)     Financial Data Schedule