Form 10QSB
period 2000-06-30
NETWORK SYSTEMS INTERNATIONAL INC
filed 2000-08-14
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

 X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT of 1934.
                For the quarterly period ended June 30, 2000

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

                       X    YES           ___   NO

There were 7,813,154 shares of the Registrant's $.001 par value common stock and 3,455 shares of Registrant's $.001 par value preferred stock outstanding as of June 30, 2000.

Transitional Small Business Format (check one)  Yes __   No X

             NETWORK SYSTEMS INTERNATIONAL, INC.

                          Contents

Part I - Financial Information                                          Page

Item 1.   Consolidated Financial Statements (Unaudited)
          Consolidated Balance Sheet                                     3
          Consolidated Statements of Operations
               Three months ended June 30, 2000 and 1999                 4
               Nine months ended June 30, 2000 and 1999                  5
          Consolidated Statement of Changes in Stockholders' Equity 6 Consolidated Statements of Cash Flow
               Nine months ended June 30, 2000 and 1999                  7

          Notes to Consolidated Financial Statements                     8
Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 13

Part II
Item 1.   Legal Proceedings                                             17
Item 6.   Exhibits and Reports on Form 8-K                              17
Signatures                                                              18
Exhibit Index                                                           19


Item 1.   Financial Statements

              Network Systems International, Inc. and Subsidiary
                          Consolidated Balance Sheet

                                (Unaudited)
June 30,                                                       2000
ASSETS
Current Assets:
       Cash and cash equivalents                               $  251,972
       Accounts receivable, trade, net of allowance
          of  $250,000                                          1,108,399
       Accounts receivable, related parties                       129,997
       Refundable income taxes                                    782,395
       Deferred income taxes                                      126,688
       Other current assets                                       163,790
Total current assets                                            2,563,241

Property and equipment, net of accumulated
  depreciation and amortization                                 1,244,160

Intangible assets, net of accumulated amortization
  of $827,354                                                   5,267,448

Other                                                             371,650
Total assets                                                   $9,446,499

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
       Accounts payable, trade                                 $  979,021
       Note payable                                               298,324
       Capital lease obligations                                   45,603
       Other accrued liabilities                                  317,781
       Unearned revenue                                         1,225,637
       Revolving credit agreement                               3,235,000
Total current liabilities                                       6,101,366

Deferred income taxes                                             126,688

Stockholders' Equity:
  Preferred Stock; $.001 par value; authorized
    12,500 shares; issued and outstanding 3,455,liquidation
    preference of $345,500                                              3
  Common Stock; $.001 par value; authorized 100,000,000
    shares; issued and outstanding 7,813,154                        7,813
  Capital in excess of par value                                3,930,923
  Retained earnings                                              (720,294)
Total stockholders' equity                                      3,218,445
Total liabilities and stockholders' equity                     $9,446,499


The accompanying notes are an integral part of the consolidated financial statements.


             Network Systems International, Inc. and Subsidiary
                    Consolidated Statements of Operations
                         (Unaudited)

                                          Three Months Ended June 30,
                                          2000               1999
Revenue:
     Licensing revenue                    $   21,783         $  527,480
     Servicing revenue                     1,142,072          1,852,468
     Equipment revenue                       392,852          2,198,966
Total revenue                              1,556,707          4,578,914

Operating expenses:
     Cost of licensing                        96,906             28,820
     Cost of services                        909,888            891,536
     Cost of equipment                       262,997          1,922,812
     Research and development                303,120            444,583
     Sales, general and administrative     1,216,448          1,477,067
     Amortization of excess of cost
       over net assets acquired              123,933                  -
Total operating expenses                   2,913,292          4,764,818

Operating loss                            (1,356,585)          (185,904)

Other income (expenses)
     Interest, net                           (74,195)            10,550

Loss before income tax provision
(benefit)                                 (1,430,780)          (175,354)

Income tax provision (benefit)              (351,463)            58,114

Net loss                                 $(1,079,317)        $ (233,468)

Dividends on preferred shares                  8,193             10,125

Net loss applicable to common shares      (1,087,510)          (243,593)

Loss per common share, basic and         $      (.14)        $     (.03)
 diluted


The accompanying notes are an integral part of the consolidated financial statements.

             Network Systems International, Inc. and Subsidiary
                  Consolidated Statements of Operations
                                (Unaudited)

                                            Nine Months Ended June 30,
                                            2000                1999
Revenue:
     Licensing revenue                      $   142,090         $ 1,879,667
     Servicing revenue                        4,891,818           4,975,822
     Equipment revenue                        1,535,588           4,906,158
Total revenue                                 6,569,496          11,761,647

Operating expenses:
      Cost of licensing                         280,927              63,126
      Cost of services                        3,349,662           2,524,499
      Cost of equipment                       1,221,408           4,385,739
      Research and development                  927,343             648,111
      Sales, general and administrative       3,769,085           2,546,896
      Amortization of excess of cost
        over net assets acquired                387,423                   -
      Gain on sale of fixed asset                (1,670)                  -
Total operating expenses                      9,934,178          10,168,371

Operating income (loss)                      (3,364,682)          1,593,276

Other income (expenses)
      Interest, net                            (238,827)             28,280

Income (loss) before income tax
provision (benefit)                          (3,603,509)          1,621,556

Income tax provision (benefit)               (1,080,729)            734,580

Net income (loss)                           $(2,522,780)        $   886,976

Dividends on preferred shares                    25,485              39,468

Net income (loss) applicable to
common shares                                (2,548,265)            847,508

Earnings (loss) per common share,
basic and diluted                           $      (.33)        $       .11


The accompanying notes are an integral part of the consolidated financial statements.

             Network Systems International, Inc. and Subsidiary
         Consolidated Statement of Changes in Stockholders' Equity
                        Nine Months Ended June 30, 2000
                                  (Unaudited)

        Common Stock   Preferred Stock

        Number of      Number     Capital in              Retained
        Shares         of         excess of               Earnings
                       Shares     Par Value
                 $.001       $.001           Common stock           Total
                 Par         Par             subject to
                 Value       Value           redemption

Balance
Oct.
1,      7,776,854      3,906      $3,531,426              $1,827,971
1999             $7,777      $  4            $(1,896,000)           $ 3,471,178

Conver-
sion of
prefer-
red        22,550       (451)            (22)                      -
stock                23        (1)                     -                      -

Compen-
sation
related
to grant
of stock        -          -         257,814                       -
options               -         -                      -                257,814

Compen-
sation
related
to
put             -          -          96,250                       -
options               -         -                     -                  96,250

Compen-
sation
related
to
common
stock
issued
to
Board
of
Direc-     13,750         -           45,455                       -
tors                13          -                    -                   45,468

Divi-
dends
on pre-
ferred          -         -                -                 (25,485)
stock                -          -                    -                  (25,485)

Expira-
tion of
put
options
of
common
stock
subject
to re-
demp-          -          -                -                       -
tion                 -          -           1,896,000                 1,896,000

Net loss
for the
nine
months
ended
June 30,       -          -                -             (2,522,780)
2000                 -          -                   -                (2,522,780)

Balance
June
30,    7,813,154      3,455       $3,930,923             $ (720,294)
2000            $7,813      $   3           $       -                $3,218,445


The accompanying notes are an integral part of the consolidated financial statements.

             Network Systems International, Inc. and Subsidiary
                   Consolidated Statements of Cash Flow
                                  (Unaudited)


                                                Nine Months Ended June 30,
                                                2000              1999

OPERATING ACTIVITIES
   Net income (loss)                            (2,522,780)       886,976
   Adjustments to reconcile net
   income (loss) to net cash
   provided by operating activities:
      Depreciation and amortization                745,930        171,333
      Non-cash compensation expense                364,376         85,938
      Provision for bad debts                      617,055        250,000
      Gain on sale of property and equipment        (1,670)             -
      Increase in cash surrender
        value of life insurance                     (6,331)      (180,925)
      Change in operating assets and liabilities:
         Accounts receivable                     1,139,938     (1,185,288)
         Other current assets                       28,102        (53,368)
         Income taxes                               50,374       (330,119)
         Accounts payable and other
           accrued liabilities                    (249,069)     1,146,137
         Unearned revenue                          612,644        428,668
         Deferred income taxes                    (411,103)       508,725

   Total adjustments                             2,890,246        841,101
   Net cash provided by operating activities       367,466      1,728,077
INVESTING ACTIVITIES
   Acquisition of property and
      equipment                                   (139,830)      (515,499)
   Reimbursement of Vercom
      acquisition escrowed funds                    75,000              -
   Acquisition of Vercom, net of
      purchased research and development                 -     (5,888,221)
   Proceeds from sale of property and equipment    262,000              -
   Net cash provided by (used in)
      investing activities                         197,170     (6,403,720)

FINANCING ACTIVITIES
   Payment on notes payable and
      capital lease obligations                    (85,467)       (51,776)
   Advances on (payment on) revolving
      credit agreement                            (265,000)     3,700,000
   Dividends paid                                  (25,485)       (39,468)
   Net cash provided by (used in)
      financing activities                        (375,952)     3,608,756
Net increase (decrease) in cash and
   cash equivalents                                188,684     (1,066,887)

Cash and cash equivalents at October 1:             63,288      1,228,894
Cash and cash equivalents at June 30:              251,972        162,007

SUPPLEMENTAL CASH FLOW INFORMATION
   Cash paid during the period for:
      Interest                                   $ 208,845     $   25,600
      Taxes                                      $       -     $1,084,800


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

The Company and its wholly owned subsidiary Vercom Software, Inc. ("Vercom") employ approximately 67 full-time associates. The Company is headquartered in Greensboro, North Carolina with offices in Dallas, Texas and Duncan,
South Carolina.   All intercompany transactions have been
eliminated in consolidation.

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

                                           Three months ended June 30,
                                           2000             1999

Net loss                                   $ (1,079,317)    $ (233,468)
Less preferred stock dividends                   (8,193)       (10,125)
Loss applicable to common shares             (1,087,510)      (243,593)
Preferred stock dividends                             -              -
Loss applicable to common shares
  after assumed conversion of
  dilutive securities                        (1,087,510)      (243,593)
Weighted average number of common
  shares used in basic EPS                    7,805,544      7,757,260
Effect of dilutive convertible
  preferred stock                                     -              -
Weighted average number of common
  shares and dilutive potential
  common shares used in diluted EPS           7,805,544      7,757,260


                                            Nine months ended June 30,
                                            2000            1999

Net income (loss)                           $(2,522,780)    $  886,976
Less preferred stock dividends                  (25,485)       (39,468)
Income (loss) applicable to
  common shares                              (2,548,265)       847,508
Preferred stock dividends                             -         39,468
Income (loss) applicable to
  common shares after assumed
  conversion of dilutive securities          (2,548,265)       886,976
Weighted average number of common
  shares used in basic EPS                    7,799,027      7,700,320
Effect of dilutive convertible
  preferred stock                                     -        273,420
Weighted average number of common
  shares and dilutive potential
  common shares used in diluted EPS           7,799,027      7,973,740


The Company has 704,000 options and 3,455 shares of preferred stock that were antidilutive and are not included in the earnings per share calculation for the quarter and period ended June 30, 2000.

C.   Revolving Credit Agreement, Note Payable and Liquidity

At June 30, 2000, the Company was in default under certain material provisions of the Revolving Credit Agreement including the financial covenants related to (1) Consolidated Cash Flow to Consolidated Funded Debt and (2) Consolidated Liabilities to Consolidated Tangible Net Worth. As a result, the debt under this agreement has been shown as a current liability in the balance sheet. As of July 10, 2000, the Company and four of its majority stockholders entered into a stock purchase agreement to raise adequate funding to satisfy the terms of this revolving credit agreement. See note H outlining the details of this transaction. As of the filing, the bank has not exercised its right under the default provisions of the agreement.

Note payable has been classified as a current liability due to the cross default provision of the Revolving Credit
Agreement as discussed above.

D.   Major Customers

For the three months ended June 30, 2000, there were no significant sales to any one customer. For the three months ended June 30, 1999, sales to two customers amounted to approximately $2,946,000. For the nine months ended June 30, 2000 and 1999, sales to one customer amounted to approximately $1,424,000 and $6,740,000, respectively.


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


F.   Common Stock Subject to Redemption

On May 1, 2000, the Company entered into a two-year employment agreement with a former consultant of the Company. Among other things, the employment agreement terminated the prior consulting agreement between the parties including the termination of the consultant's right to put 10,000 shares of restricted stock owned by the consultant back to the Company each quarter.


G.   Segment Information

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

The Company's management does not identify or allocate assets by operating segment, nor does management evaluate each segment based on these criteria. Operating segments do not sell products to each other, and accordingly, there are no inter-segment revenues to be reported. The Company does not allocate interest, amortization of certain intangibles acquired or income taxes to operating segments. The accounting policies for segment reporting are the same as for the Company as a whole.

The following is a summary of segment information for the nine-month period ended June 30, 2000 and 1999:

                                     2000               1999
Revenues:
   Software licensing                $   142,090      $ 1,879,667
   Services                            4,891,818        4,975,822
   Hardware                            1,535,588        4,906,158
      Total                          $ 6,569,496      $11,761,647
Operating profit (loss):
   Software licensing                $(2,008,451)     $   531,706
   Services                             (719,295)         923,185
   Hardware                             (251,183)         138,385
      Total                          $(2,978,929)       1,593,276
Reconciliation to net income (loss)
   Interest, net                     $  (238,827)          28,280
   Amortization of excess cost
     over net assets acquired           (387,423)               -
   Gain on sale of fixed assets            1,670                -
   Income tax (provision) benefit      1,080,729         (734,580)
       Net income (loss)             $(2,522,780)         886,976

Depreciation and amortization of $745,930 for 2000 and $171,333 for 1999 have been allocated to the segment information above.

H.   Subsequent Event

On July 10, 2000, the Company entered into a Stock Purchase Agreement dated July 10, 2000 (the "Stock Purchase Agreement") with Richard T. Clark, Joel C. Holt, D. Mark White, George D. Gordon, Bryan John, John Signorello and
Steven Elias (the "Initial Investors"). Subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,666,667 new, restricted shares of the Company's common stock at $0.60 per share to the Initial Investors in a private placement organized by Millennium Holdings Group, Inc. ("Millennium"). The sale under the Stock Purchase Agreement was subject to the satisfaction of the following conditions, which are discussed in more detail below: (i) certain of the Company's current management shareholders must agree to sell 2,700,000 shares of the Company's common stock to accredited investors arranged by Millennium, (ii) these current management shareholders must grant the Company a put option giving the Company the right to require such management shareholders to purchase substantially all of the assets associated with the Company's business as currently conducted for $3,000,000,
(iii) all of the Company's current directors must resign and a designated representative of the Initial Investors must be appointed to replace the former directors effective as of the closing date of the stock sale, and (iv) the Company must receive the consent of its current revolving credit lender, Wachovia Bank, N.A. ("Wachovia"). The sale under the Stock Purchase Agreement closed on July 25, 2000.

As a condition to the Initial Investors' obligations pursuant to the terms of the Stock Purchase Agreement, four of the Company's current management shareholders, Robbie M. Efird, E. W. "Sonny" Miller, Jr., David F. Christian and James W. Moseley (collectively, the "Selling Shareholders") entered into Stock Purchase Agreements dated July 21, 2000 (the "Investment Agreements") to collectively sell 2,700,000 shares to Herbert Tabin, a managing partner with Millennium, for $1,500,000 (approximately $0.56 per share) in a second private placement arranged by Millennium.

As a further condition to the Initial Investors' obligations under the Stock Purchase Agreement, the Selling Shareholders granted the Company a put option, expiring forty-five (45) days after the closing date, giving the Company the right to require the Selling Shareholders to purchase substantially all of the Company's operating assets and liabilities (the "Company Assets") and substantially all of the operating assets and liabilities of Vercom Software, Inc., a wholly-owned subsidiary corporation of the Company ("Vercom") (the "Vercom Assets"; the Company Assets and the Vercom Assets shall collectively be referred to as the "Assets") for $3,000,000. The Assets include all of the operating assets related to the Company's business as currently conducted. During this 45-day period, the Company will determine the value of the Assets and evaluate whether it is in the best interests of the Company and its shareholders for the Company to sell the Assets to the Selling Shareholders at the put price, to sell the Assets to a third party, to retain the Assets or to take other appropriate action.

In order to facilitate the Company's potential exercise of the put option, the Company contributed the Company Assets to a recently formed wholly-owned subsidiary corporation, Network Systems International of North Carolina, Inc. on July 20, 2000. As part of this process, the Company assigned its rights and obligations under substantially all of its current agreements (including its software license agreements, service agreements and employment agreements) to Network Systems International of North Carolina, Inc.

In order to satisfy a condition to the Initial Investors' obligations under the Stock Purchase Agreement, all of the
Company's current directors resigned effective as of the closing date, except for Mr. Efird. The current officers of the Company also resigned as of the closing date. Herbert Tabin has been appointed to the Company's Board of Directors as of the closing date.

If the Company elects to exercise the put option and require the Selling Shareholders to purchase the Assets for $3,000,000, the Selling Shareholders will make an initial cash payment of $1,500,000 to the Company. The Selling Shareholders will deliver a non-recourse promissory note in the principal amount of $1,500,000, payable in one hundred twenty (120) days, for the remaining purchase price. The Selling Shareholders will pledge all of their remaining 2,925,856 shares of the Company's common stock (the "Pledged Shares") as security for the payment of the promissory note. The Company's right to exercise the put option will be conditioned upon the Company using $2,000,000 of the sales price received for the Assets to reduce the obligation under the revolving credit arrangement with Wachovia. The Company plans to use $1,250,000 from the Selling Shareholders' initial cash payment and $750,000 from the sale, if any, of the Pledged Shares to reduce the outstanding indebtedness. The sale of the Pledged Shares is discussed below. As a further condition to the Company's right to exercise the put option, the Company will also agree to change its name on its corporate charter, to discontinue the use of the name "Network Systems International" and to transfer all rights to the name "Network Systems International" to the Selling Shareholders.

The Company understands that Millennium will use its best efforts to place the Pledged Shares with accredited investors on behalf of the Selling Shareholders for at least $1,500,000, or approximately $0.513 per share. Millennium will remit the proceeds generated by the sale of the Pledged Shares, up to $1,500,000, to the Company to satisfy the remaining balance of the purchase price for the Assets.

If all of the Pledged Shares are sold for an amount greater than $1,500,000, Millennium will retain the excess. If Millennium cannot sell all of the Pledged Shares for at least $1,500,000, Millennium will use its best efforts to place as many of the Pledged Shares as possible with accredited investors on behalf of the Selling Shareholders for approximately $0.513 per share. Pursuant to the terms of the put option, the Company will use the first $750,000 from the sale of the Pledged Shares to reduce the obligation under the revolving credit arrangement with Wachovia. If Millennium is unable to sell all of the Pledged Shares, the Company will extinguish the promissory note at maturity and retain any remaining shares in satisfaction of the outstanding purchase price for the sale of the Subsidiaries to the Selling Shareholders.

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

Revenue. Net revenue for the three-month period ended June 30, 2000 was $1,556,707, a 66% decrease from the comparable period in 1999. For the nine-month period ended June 30, 2000, revenues were $6,569,496 as compared to $11,761,647 for the same nine month period in fiscal 1999, a 44% decrease. Software license revenues decreased between periods as a result of a slowdown in demand for software products like those offered by the Company. In addition, services and hardware revenues are directly impacted by a slowdown in software licensing, as most new customers require implementation services and system upgrades. Management believes the unique conditions created by the Y2K phenomenon resulted in increased focus by companies ensuring that their existing systems were compliant with requirements related to the Year 2000, which directly resulted in a postponement in purchasing decisions into the later part of fiscal 2000.

The Company's operations are classified into three principal segments for reporting purposes.  They are:  (1) software
licensing revenue, (2) consulting and implementation
services and (3) hardware sales.  Revenues from licensing
software amounted to $21,783 for the three-month period
ended June 30, 2000 compared to $527,480 for the same period
in 1999.   During the nine-month period ended June 30, 2000
and 1999, licensing revenue decreased to $142,090 from $1,879,667, respectively. Though licensing revenue decreased during the Company's third fiscal quarter 2000 compared to the first and second fiscal quarters, the Company, however, signed new software deals in the fiscal third quarter amounting to approximately $170,000 in which the software products will be delivered and implementation will begin in the Company's fiscal forth quarter. The Company, however, recognizes that licensing continues to be slow to rebound to the prior year levels due to the post Year 2000 purchasing decisions from the Company's current prospects. For the three months ended
June 30, service revenues decreased from $1,852,468 in 1999 to $1,142,072 in 2000 representing a decrease of 38%. For the nine months ended June 30, 2000 and 1999, the decrease was 2% from $4,975,822 to $4,891,818. The decrease in service revenues was directly related to the decreased demand of implementation services in 2000 as compared to 1999 due to the slowdown in software sales. The inclusion of service revenue from Vercom in fiscal 2000 of $1,586,408 further highlights the decrease in implementation service revenue during 2000. In the hardware segment of the business, revenues for the three-month period ended June 30, 2000 totaled $392,852 as compared to $2,198,966 for the comparable period ended June 30, 1999. For the nine-month period ended June 30, 2000 and 1999, hardware revenues amounted to $1,535,588 and $4,906,158, respectively. The decrease is primarily related to the reduction in software licenses to new customers and the postponement of purchases related to businesses that focused on the readiness of their existing hardware and software systems for Year 2000.
Current fiscal year hardware revenue is being derived from hardware accessories which complement the base systems which run the Company's products compared to entire base system sales in the prior year to new and existing customers for Year 2000 readiness.

Cost of Licensing, Services and Equipment. Cost of software licensing consists of the costs of software reproductions and delivery, media, packaging, documentation and other related costs and the amortization of purchased software.
For the three-month period ended June 30, 2000, costs associated to licensing amounted to $96,906 in 2000 compared to $28,820 in 1999. The costs associated with the nine-month period ended June 30, 2000 and 1999 were $280,927 and $63,126, respectively. The increase is attributable to the amortization of purchased software from the acquisition of Vercom amounting to $70,000 for the three-month period ended June 30, 2000 and $210,000 for the nine-month period ended June 30, 2000. Cost of services increased to $909,888 or
80% of service revenues for the three months ended June 30, 2000 compared to $891,536 or 48% in 1999. For the nine-month period ended June 30, 2000 cost of services increased to $3,349,662 or 68% of service revenue compared with
$2,524,499 and 51% in 1999. The primary increase in cost of services was the addition of Vercom, which has a lower percentage of servicing revenue compared to the Company in the prior year. In addition, the progressive increase in the cost of service percentage for fiscal 2000 is directly related to the slowdown in software license sales and the
subsequent implementation services.   Due to these factors,
the Company has reduced its workforce approximately 50% during fiscal 2000 in order to bring service expenses in line with sales. Cost of equipment as a percent to revenue was 67% or $262,997 in 2000 compared to 87% or $1,922,812 in
1999 for the three-month period ended June 30. For the nine-month period ended June 30, 2000 and 1999, cost of equipment percentage was 80% and 89%. The overriding factor for the increase in profit margin is the inclusion of equipment sales at Vercom, which carry a higher profit margin percentage.

Sales, General and Administrative.   Sales, general and
administrative expense for the three-month period ended June 30, 2000 was $1,216,448 compared to $1,477,067 for the same period ended in 1999. The nine-month period ended June 30, 2000 and 1999 was $3,769,085 and $2,546,896. The increase in sales, general and administrative expenses for the nine-month period is directly related to the inclusion of sales, general and administrative expenses of Vercom amounting to $870,443. In addition, the Company incurred approximately $364,000 in non-cash compensation during the nine months
ended June 30, 2000 not charged in fiscal 1999.   After
taking the aforementioned items into consideration, sales, general and administrative expenses decreased slightly for the nine-month and three-month periods ended June 30, 2000 as compared to the same period in 1999.

Research and Development Costs. Research and development costs amounted to $303,120 for the three-month period ended
June 30, 2000 compared to $444,583 in 1999 which included
$300,000 of purchased in-process research and development.
For the nine months ended June 30, 2000 and 1999, research and development cost increased $279,232 to $927,343 from $648,111, respectively. The primary increase is due to the inclusion of research and development expenses incurred by Vercom since the acquisition date.

 Provisions for Income Taxes. Income taxes are provided for transactions reported in the financial statements and consist of taxes currently due, plus deferred income taxes. The income tax provision (benefit) for the three-month period ended June 30, 2000 and 1999 was $(351,463) and
$58,114, respectively.   For the nine-month period ended
June 30, 2000 and 1999 the income tax provision (benefit) was $(1,080,729) and $734,580, respectively. The effective tax rate for the three and nine month periods ended June 30, were (25%) and (30)% in 2000, respectively, and 33% and 45% in 1999, respectively.

Liquidity and Capital Resources.  Cash and Cash Equivalents
were $251,972, representing a increase of  $89,965 from the
same period ended June 30, 1999.   Currently, the Company is
in default under certain of the material provisions of the revolving credit agreement, including the financial covenants related to 1) Consolidated Cash Flow to Consolidated Funded Debt, 2) Consolidated Liabilities to
Consolidated Tangible Net Worth.  On July 10, 2000, the
Company entered into a Stock Purchase Agreement dated July
10, 2000 (the "Stock Purchase Agreement") with Richard T.
Clark, Joel C. Holt, D. Mark White, George D. Gordon, Bryan
John, John Signorello and Steven Elias (the "Initial
Investors"). Subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,666,667 new, restricted shares of the Company's common stock at $0.60 per share generating $1,000,000 which was used to pay down the revolving credit agreement. In addition, on July 10, 2000, certain of the Company's current management shareholders have sold 2,700,000 shares of the Company's common stock to accredited investors arranged by Millennium and these current management shareholders have granted the Company a put option giving the Company the right to require such management shareholders to purchase substantially all of the assets associated with the Company's business as currently conducted for $3,000,000. If the Company elects to exercise the put option and require the Selling Shareholders to purchase the Assets for $3,000,000, the Selling Shareholders will make an initial cash payment of $1,500,000 to the Company. The Selling Shareholders will deliver a non-recourse promissory note in the principal amount of $1,500,000, payable in one hundred twenty (120) days, for the remaining purchase price. The Selling Shareholders will pledge all of their remaining 2,925,856 shares of the Company's common stock (the "Pledged Shares") as security for the payment of the promissory note. The Company's right to exercise the put option will be conditioned upon the Company using $2,000,000 of the sales price received for the Assets to reduce the obligation under the revolving credit arrangement with Wachovia. The Company plans to use
$1,250,000 from the Selling Shareholders' initial cash payment and $750,000 from the sale, if any, of the Pledged
Shares to reduce the outstanding indebtedness. These transactions will reduce the Company's indebtedness on the revolving credit arrangement to approximately $400,000 net of related bank and legal fees. In addition, the Company's other primary sources of liquidity are funds generated by operations. Based on the transactions described above, the Company has adequate resources and liquidity to fund operations of the Company. However, if one or all of the transactions do not materialize, along with the slowdown in software license sales, doubt is raised about the ability of the Company to continue as a going concern as well as the continuing carrying value of the assets.

Quarterly Results.  Net loss for the three-month period
ended June 30, 2000 and 1999 was $(1,079,317) and
$(233,468), respectively.   For the nine months ended June
30, 2000 and 1999, net income (loss) was $(2,522,780) and
$886,976, respectively.   On a per share basis, losses were
$(.14) and $(.03) for the three months ended June 30, 2000 and 1999, respectively. For the nine months ended June 30, 2000 and 1999 earnings (loss) per share amounted to $(.33) and .11, respectively. The decrease in earnings was directly impacted by a reduction in software license, services and hardware revenues due to post Year 2000 software slowdown.

Recent Accounting Pronouncements:

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. The Statement is effective for fiscal years beginning after June 15, 1999. The Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" deferring the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. Due to the Company's limited use of derivative financial instruments, adoption of Statement 133 is not expected to have a significant effect on the Company's consolidated results of operations, financial position, or cash flows.

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

Year 2000 Issues. Prior to December 31, 1999, the Company took what it believes as the appropriate steps to prevent Y2K related compliance issues with its proprietary software and internal software and systems. As of June 30, 2000, the Company is not aware of any Y2K related occurrences with its proprietary software or internal software and systems that have or may have caused some unknown or unanticipated event related to Y2K compliance for the Company or its business partners.

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

2.   Form 8-K filed with the Securities and Exchange
     Commission July 10, 2000 announcing that the Company entered into a Stock Purchase Agreement dated July 10,
     2000 with Richard T. Clark, Joel C. Holt, D. Mark
     White, George D. Gordon, Bryan John, John Signorello and Steven Elias.

                         SIGNATURES

     In accordance with the requirements of the Securities and Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                              NETWORK SYSTEMS INTERNATIONAL, INC.

Date: 08/14/00                 /s/  Herbert Tabin
                               Herbert Tabin, President


Date: 08/14/00                 /s/  Robbie Efird
                               Robbie Efird, Director

EXHIBIT INDEX


Exhibit

(11)     Schedule of Computation of Net Income Per Share (Unaudited)

(27)     Financial Data Schedule