Form 10KSB
period 2000-09-30
NETWORK SYSTEMS INTERNATIONAL INC
filed 2001-01-16
CIK 842722

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15-(d) OF
                   THE SECURITIES AND EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2000

           Commission File Number 0-22991 CUSIP NUMBER 64121L 10 3

                     NETWORK SYSTEMS INTERNATIONAL, INC.
                     -----------------------------------
            (Exact name of registrant as specified in the charter)

              Nevada                                 87-0460247
              ------                                 ----------
(State or other jurisdiction          (I.R.S. Employer Identification Number)
of incorporation or organization)


            6413 CONGRESS AVENUE, SUITE 230, BOCA RATON, FL 33487
            -----------------------------------------------------
         (Address of principal executive offices, including zip code)

    Registrant's telephone number, including area code:     (561) 988-2334


           200 NORTH ELM STREET, GREENSBORO, NORTH CAROLINA, 27401
           -------------------------------------------------------
     (Former address of principal executive offices, including zip code)


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

Yes X    No
    --      --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the year ended September 30, 2000 were None.
                                                                 ----
As of November 30, 2000 there were 10,254,671 shares of common stock outstanding, par value $.001 per share. The aggregate market value of the common stock of the registrant, held by non-affiliates of the registrant, on November 30, 2000, based on the closing sales price reported on NASDAQ on such date, was $16,726,806.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format:       Yes      No  X
                                                         ---     ---

                              TABLE OF CONTENTS

PART I
                  Item 1. Business                                                                          3
                  Item 2. Properties                                                                        7
                  Item 3. Legal Proceedings                                                                 7
                  Item 4. Submission of Matters to a Vote of  Security Matters                              7

PART II
                  Item 5. Market for Common Equity and Related Stockholder Matters                          8
                  Item 6. Management's Discussion and Analysis                                              9
                  Item 7. Financial Statements                                                             11
                  Item 8. Changes In and Disagreements With Accountants on Accounting and
                          Financial Disclosure                                                             26

PART III
                  Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance
                              With Section 16(a) of the Exchange Act.                                      26
                  Item 10. Executive Compensation                                                          28
                  Item 11. Security Ownership of Certain Beneficial Owners and Management                  31
                  Item 12. Certain Relationships and Related Transactions                                  31
                  Item 13. Exhibits and Reports on Form 8-K                                                33

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         (a)      BUSINESS DEVELOPMENT

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. (the "Company" or "NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. In July 1998, the Company was approved for listing on the NASDAQ SmallCap Exchange under the symbol NESI.

During the first few years of its development, the Company obtained contract-programming orders from various manufacturing entities throughout the State of North Carolina. Over the succeeding ten-year period, the Company developed proprietary software and expanded operations with the introduction of product enhancements designed to keep pace with changing environments in manufacturing processes.

In June 1999, the Company completed the acquisition of all of the issued and outstanding capital stock of Vercom Software, Inc. ("Vercom"), a company based in Dallas, Texas. Vercom offers a specialized software solution for the complex requirements of the printing industry. Originally formed in 1981, Vercom completed development of their Printing Industry Management and Control System ('PRIMAC") in 1988. The PRIMAC System consists of the base PRIMAC module, which controls systems, sets system-wide flags and options, sets levels of integration and handles security definitions, and approximately 20 other modules. In addition to many customized features, PRIMAC's modules provide inventory control, job costing, job estimating, production scheduling, order processing, and shop floor data collection for single and multi-plant printers.

Effective September 30, 2000, the Company completed the sale of all operating lines of business to its management group as discussed under Discontinued Operations below.

On November 10, 2000, NESI completed the acquisition of 100% of the issued and outstanding common stock of InterLAN Communications, Inc.
("InterLAN")(http://www.interlancom.com), incorporated in Virginia on August 19, 1995, in exchange for $150,000 in cash, 250,000 shares of the common stock of NESI and promissory notes in the amount of $150,000.

InterLAN is a provider of data communications and networking infrastructure solutions and consulting for business, government and education. InterLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN's products assist in the transmission of data, voice, and Internet information.

                           DISCONTINUED OPERATIONS

On July 10, 2000, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with a group of investors (the "Investors"). Subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,666,667 new, restricted shares of the Company's common stock at $0.60 per share to the Investors in a private placement organized by Millennium Holdings Group, Inc. ("Millennium"). The sale under the Stock Purchase Agreement was subject to the satisfaction of the following conditions, which are discussed in more detail below: (i) certain of the Company's current management shareholders ("Management Shareholders") must agree to sell 2,700,000 shares of the Company's common stock to accredited investors arranged by Millennium, (ii) Management Shareholders must grant the Company a put option giving the Company the right to require the Management Shareholders to purchase substantially all of the assets associated with the Company's current business for $3,000,000, (iii) all of the Company's current directors, except Robbie Efird, must resign and a designated representative of the Initial Investors must be appointed to replace the former directors effective as of the closing date of the stock sale, and (iv) the Company must receive the consent of its current revolving credit lender, Wachovia Bank, N.A. ("Wachovia") to the terms of the Stock Purchase Agreement. All of these conditions were met and the sale under the Stock Purchase Agreement closed on July 25, 2000.

As a condition to the Investors' obligations pursuant to the terms of the Stock Purchase Agreement, four of the Company's management shareholders, Robbie M. Efird, E. W. "Sonny" Miller, Jr., David F. Christian and James W. Moseley (collectively, the "Selling Shareholders") entered into Stock Purchase Agreements dated July 10, 2000 (the "Investment Agreements") to collectively sell 2,700,000 shares to Herbert Tabin, a managing partner with Millennium, for $1,500,000 ($0.56 per share).

As a further condition to the Investors' obligations under the Stock Purchase Agreement, the Selling Shareholders granted the Company a put option, expiring forty-five (45) days after the closing date, giving the Company the right to require the Selling Shareholders to purchase, pursuant to a Stock Purchase Agreement, substantially all of the Company's operating assets and liabilities (the "Company Assets") and substantially all of the operating assets and liabilities of Vercom Software, Inc., a wholly-owned subsidiary corporation of the Company ("Vercom") (the "Vercom Assets")(the Company Assets and the Vercom Assets shall collectively be referred to as the "Assets") for $3,000,000. The Assets include all of the operating assets related to the Company's business as conducted at that time. During this 45-day period, the Company will determine the value of the Assets and evaluate whether it is in the best interests of the Company and its shareholders for the Company to sell the Assets to the Selling Shareholders at the put price, to sell the Assets to a third party, to retain the Assets or to take other appropriate action.

In order to facilitate the Company's potential exercise of the put option, the Company contributed the Company Assets to a recently formed wholly owned subsidiary corporation, Network Systems International of North Carolina, Inc. on July 20, 2000. As part of this process, the Company assigned its rights and obligations under substantially all of its current agreements (including its software license agreements, service agreements and employment agreements) to Network Systems International of North Carolina, Inc., a wholly owned subsidiary of the Company.

In order to satisfy a condition to the Investors' obligations under the Stock Purchase Agreement, all of the Company's officers and directors resigned. Herbert Tabin was appointed to the Company's Board of Directors and named President as of the closing date.

Effective September 30, 2000, the Company elected to exercise the put option and require the Selling Shareholders to purchase the Assets for $3,000,000. The Selling Shareholders made an initial cash payment of $1,500,000 to the Company and delivered a non-recourse promissory note in the principal amount of $1,500,000, payable in one hundred twenty (120) days, for the remaining purchase price. The Selling Shareholders pledged all of their remaining 2,925,856 shares of the Company's common stock (the "Pledged Shares") as security for the payment of the promissory note. The Company's right to exercise the put option was conditioned upon the Company using $2,000,000 of the sales price received for the Assets to reduce the obligation under the revolving credit arrangement with Wachovia. The Company used $1,250,000 from the Selling Shareholders' initial cash payment to reduce the outstanding indebtedness to $750,000. As a further condition to the Company's right to exercise the put option, the Company agreed to change its name on its corporate charter, to discontinue the use of the name "Network Systems International" and to transfer all rights to the name "Network Systems International" to the Selling Shareholders. The Company has announced plans to change its name to OnSpan Networking, Inc.

Subsequent to September 30, 2000, Millennium sold the pledged shares to accredited investors on behalf of the Selling Shareholders for $1,500,000, or $0.513 per share, and remitted the proceeds to the Company. The Company then paid the remaining balance of the note payable.

                             PURCHASE OF INTERLAN

On November 10, 2000, NESI completed the acquisition of 100% of the issued and outstanding common stock of InterLAN, in exchange for $150,000 in cash, 250,000 shares of the common stock of NESI and promissory notes in the amount of $150,000.

InterLAN is a provider of data communications and networking infrastructure solutions and consulting for business, government and education. InterLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN's products assist in the transmission of data, voice, and Internet information.


         (b)      BUSINESS OF ISSUER

The following discussion of the business of the Company is limited to the new business of InterLAN and does not include the segment of the business that was sold.

PRODUCTS AND MARKETS

The advent of the Internet has dramatically increased business and consumer demand for high speed, reliable access to data resulting in considerable stress on existing communication networks. As a provider of data communications and networking infrastructure solutions and consulting for business, government and education InterLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN offers products from ADC, Adtran, APC, Lucent, AVAYA, Cisco Systems, Compaq, D-Link, RSA, Nortel Networks and Intel. InterLAN's staff members are certified as: Cisco Premier, Intel/Shiva Premier, Compaq SMB, D-Link Diamond and as a Sonic WALL Gold Partner. InterLAN has provided design, consulting, product and maintenance services to national and international companies and organizations such as Sprint, Global One, The United States Securities and Exchange Commission, CLC - Computer Learning Center, The United States Department of Labor, The United States Army, GTE, Software AG and the Federal Aviation Administration.


SALES AND MARKETING

InterLAN currently markets its products through product line specific direct sales. In support of the selling effort, the Company conducts marketing programs intended to position and promote its products within the communication industry. Marketing personnel may coordinate the Company's participation in trade shows and design and implement our advertising efforts.

INDUSTRY BACKGROUND

The growth of the Internet, increasing volumes of data traffic across internets and intranets have fueled the demand for more network capacity within the data and optical telecommunications industry caused by factors such as: - the escalating use of the Internet, electronic mail, facsimile transmission, electronic transaction processing, video conferencing, remote access telecommuting and local and wide area networking. This increased network utilization creates transmission bottlenecks on heavily used routes that were originally designed for significantly less traffic. In response to demand, telecommunications service providers have been deploying new data systems and upgrading existing fiber optic systems to increase the capacity of their networks. Given the faster speed of light signals in fiber optic networks and their immunity from electromagnetic interference, fiber optic systems have become the preferred solution for increasing network capacity. Today, fiber optic cable is the primary medium for long-haul telecommunications and is replacing copper in the shorter distance metropolitan markets. No longer purely telephone or voice traffic, networks today are carrying an increasing volume of data traffic - traffic generated by computers that process and send information far more quickly and in much larger quantities than voice-centric networks were designed for. With this carriers and equipment suppliers are currently seeking more efficient ways to handle this traffic.

COPYRIGHT AND TRADEMARK STATUS

InterLAN regards any service marks, trademarks, trade secrets and similar intellectual property as critical to its success and relies on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with its employees, customers, partners and others to protect its proprietary rights. InterLAN anticipates the registration of its trademarks and service marks in the U.S. and internationally, and intends to apply for the registration of certain of its trademarks and service. Effective trademark, service mark, copyright, patent and trade secret protection may not be available in every country in which InterLAN products and services are made available online. Such claims, even if not meritorious, could result in the expenditure of significant financial and managerial resources.

COMPETITION

The market for networking equipment is extremely competitive. Competition in the networking market is based on varying combinations of price, functionality, engineering capability, scalability and the ability of the system solution to meet customers' requirements. A small number of very large companies have substantial financial, marketing, manufacturing and intellectual property resources. In addition, these companies have substantially greater resources to develop or acquire new technologies than the Company does. InterLAN sells items that compete directly with product offerings of some of these companies. As such, InterLAN represents a very small but potential threat to these companies. The Company expects continued aggressive tactics from many of these competitors, including: - substantial price discounting; and other marketing efforts; - "one-stop shopping" appeals; and customer financing assistance. These tactics can be particularly effective in a highly concentrated customer base such as InterLAN's. The Company's competitors are under increasing pressure to deliver their services at the lowest possible cost. This pressure may result in pricing for optical networking systems becoming a more important factor in customer decisions, which may favor larger competitors that can spread the effect of price discounts in their optical networking product lines across a larger array of products and services and across a larger customer base than the Company's. The inability of the Company to compete successfully against its competitors would harm the Company's business. These customers could reduce their purchases from the Company, which could in turn have a material adverse effect. New competitors may also emerge to compete with existing products as well as any future products. There has been an increase in funding for new companies focused on the development of new products for the optical networking market. These companies may achieve commercial availability of their products more quickly due to the narrow and exclusive focus of their efforts.

EMPLOYEES

InterLAN presently operates with a staff of 9 people, 8 of whom are full-time employees and 1 of whom is a commission only sales representative. Based on need, additional persons will attempt to be hired initially as independent contractors or on a per diem basis and thereafter converted to full time employees on an as needed basis. InterLAN believes that there is an adequate supply of qualified people available to fill the need for additional support staff.

MAJOR CUSTOMERS

InterLAN's major customers during the year ended September 30, 2000, included Computer Learning Centers, Sprint, SAGA Software, Global One, Verizon and ALPA.


ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently shares office space with Millennium for its corporate headquarters at no charge.

InterLAN currently leases its corporate office, located at 131 Elden Street, Herndon, Virginia. The space, which comprises approximately 3,000 square feet, is under lease through Januay 1, 2003 at an annual rental of $48,612 and is adequate for current needs.

ITEM 3.  LEGAL PROCEEDINGS

Canton Financial Services Corporation vs. Network Systems International, Inc., a Nevada corporation, Network Information Services, Inc., a North Carolina corporation, Network Investment Group, Inc., a North Carolina corporation, and Network Partners, L.L.C., a North Carolina limited liability corporation; Hillsborough County Circuit Court Case No. 98-00657, Hillsborough County, Florida - The Company is currently a party in a contract dispute in which the plaintiff, "Canton Financial Services Corporation", is seeking damages from the Company for an alleged breach of contract. The Plaintiff is contending that the Company owes Plaintiff a fee because it located an entity with which the Company merged. The Company is vigorously defending the case. The Company contends that it did not have a contract with the Plaintiff, and that it did not ratify the actions of the Renno Group, which did enter into a Consulting Agreement with the Plaintiff. The Company did have a contract with the Renno Group. The Plaintiff contends that it is entitled to between 340,000 shares and 600,000 shares of the Company's common stock. The amount of the Plaintiff's claim in dollars is difficult to quantify because it would depend upon the date the shares are valued. The Company also contends that the Plaintiff is estopped from pursuing its claim, because the Plaintiff took the position in another lawsuit that Renno alone was responsible for paying it under the Consulting Agreement.

The Company attempted without success to settle the case. The Company is now defending the case vigorously.

There is still outstanding discovery from the Plaintiff. Trial may be set for Spring 2001. The likelihood of an unfavorable outcome is unknown. The Company has strong defenses, but it is possible that there will be an unfavorable outcome. It is impossible to precisely quantify the maximum potential loss to the Company, as any potential loss would depend upon the valuation date of the stock.

The Company is currently involved in other routine legal proceedings that are incidental to the business. In the opinion of management, these other routine proceedings will not have a material adverse effect on the Company's financial position or, depending upon the period or amount of settlement, if any, potentially could have a material effect on overall trends in results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter ended September 30, 2000.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ Small Cap Market under the symbol NESI. The stock initially traded on the Over-the-Counter (BB) market until July 10, 1998 when the Company was officially approved for listing on NASDAQ.


             First Quarter 2000                    Second Quarter 2000

      High                        Low        High                         Low
      ----                        ---        ----                         ---
     $ 9.81                     $ 3.50      $ 4.13                      $ 2.50

             Third Quarter 2000                    Fourth Quarter 2000

      High                        Low        High                         Low
      ----                        ---        ----                         ---
     $ 2.90                     $ 0.63      $ 3.00                      $ 1.00

             First Quarter 1999                    Second Quarter 1999

      High                        Low        High                         Low
      ----                        ---        ----                         ---
     $ 6.50                     $ 2.38      $ 6.25                      $ 5.00

             Third Quarter 1999                    Fourth Quarter 1999

      High                        Low        High                         Low
      ----                        ---        ----                         ---
     $ 5.50                     $ 3.50      $ 5.63                      $ 3.56


HOLDERS

As of November 30, 2000, there were approximately 319 holders of record of the common stock of the Company, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS

The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING INFORMATION

THIS MD&A CONTAINS FORWARD LOOKING INFORMATION. EXCEPT FOR HISTORICAL DATA, THE MATTERS DISCUSSED IN THIS FORM 10-KSB CONTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES.

This annual report on Form 10-KSB includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. We cannot guarantee that we actually will achieve the plans, intentions or expectations disclosed in the forward-looking statements made. We have included important factors in the cautionary statements below that we believe could cause actual results to differ materially from the forward-looking statements contained herein. The forward-looking statements do not reflect the potential impact of any future acquisitions, mergers or dispositions. We do not assume any obligation to update any forward-looking statement contained herein.

Effective September 30, 2000, the Company completed the sale of all operating lines of business to its management group as discussed under Discontinued Operations in Item 1. Accordingly, the following discussion will deal with the Company's Plan of Operation, including its completed acquisition of InterLAN Communications, Inc.

INCOME TAXES - Income taxes are provided for transactions reported in the financial statements and are allocated between continuing and discontinued operations. Under the Stock Purchase Agreement, the parties agreed that any federal tax benefits related to the discontinued operations losses shall belong to the discontinued operation.

NOTE PAYABLE - In connection with the Stock Purchase Agreement and transactions discussed in Note 9, the Company entered into an Assignment and Assumption Agreement with the Company's lender whereby the Company committed to remit $3,000,000 of the proceeds from the transactions to the lender in exchange for a release from any further liability under a revolving credit agreement assigned to the discontinued operations. At September 30, 2000, the Company was in default under certain material provisions of the revolving credit agreement, including the financial covenants related to (1) consolidated cash flow to consolidated funded debt and (2) consolidated liabilities to consolidated tangible net worth. As a result, the debt under this agreement has been shown as a current liability in the accompanying balance sheet. By September 30, 2000, the Company had made payments totaling $2,250,000 to the lender, leaving a remaining balance of $750,000. Subsequent to September 30, 2000, the remaining balance of the note was paid and, accordingly, the defaults were cured. The Company shall be fully and completely released and discharged of all of its obligations with the lender on April 11, 2001, including any guaranty of $400,000 of debt assigned to the discontinued operation.

PLAN OF OPERATION - Because of the nature of the fiber optics and data and optical communications industry, we have sought and intend to continue to seek acquisitions and alliances that will: (i) add key technologies that can leverage our businesses, (ii) broaden our product offerings, and (iii) expand marketing opportunities. In November 2000, we acquired interLAN and expect to continue to pursue other potential acquisitions.

On November 10, 2000, NESI completed the acquisition of 100% of the issued and outstanding common stock of InterLAN Communications, Inc.
("InterLAN")(http://www.interlancom.com), in exchange for $150,000 in cash, 250,000 shares of the common stock of NESI and promissory notes in the amount of $150,000.

InterLAN is a provider of data communications and networking infrastructure solutions and consulting for business, government and education. InterLAN specializes in Remote Access including VPN (Virtual

Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN's products assist in the transmission of data, voice, and Internet information. InterLAN offers products from ADC, Adtran, APC, Lucent, AVAYA, Cisco Systems, Compaq, D-Link, RSA, Nortel Networks and Intel. InterLAN's staff members are certified as:
Cisco Premier, Intel/Shiva Premier, Compaq SMB, D-Link Diamond and as a Sonic WALL Gold Partner. InterLAN has provided design, consulting, product and maintenance services to national and international companies and organizations such as Sprint, Global One, The United States Securities and Exchange Commission, CLC - Computer Learning Center, The United States Department of Labor, The United States Army, GTE, Software AG. and the Federal Aviation Administration.

The Company has adequate cash resources to meet its current needs. However, with the planned additional acquisitions, additional financial resources will be required. The Company expects to obtain sufficient working capital to accomplish its near-term objectives through sale of its unregistered common stock in a private placement. In the event the Company is unable to raise sufficient capital to complete its business plan, it may be required to delay implementation. Any significant delay in implementation of its business plan in an industry characterized by technological change could result in the loss of any edge they might have in the development of new technology.

ACCOUNTING DEVELOPMENTS - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No.
133), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138. This statement standardized the accounting for derivative instruments by requiring that an entity recognize the items as assets and liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was to become effective for fiscal years beginning after June 15, 1999; however, in June 1999, Statement of Financial Accounting Standards No. 137 was issued extending the effective date to June 15, 2000. The Company adopted this statement on October 1, 2000 and the effect of the adoption will not have a material impact on its results of operations or financial position.

ITEM 7.  FINANCIAL STATEMENTS.






                                      INDEX





                                                          Page #
                                                          ------
      Independent auditors' report                          12

      Balance sheet                                         13

      Statements of operations                              14

      Statement of changes in stockholders' equity          15

      Statements of cash flows                              16

      Notes to financial statements                         17

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Network Systems International, Inc.

We have audited the accompanying balance sheet of Network Systems International, Inc. as of September 30, 2000 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Network Systems
International, Inc. as of September 30, 2000, and the results of its operations and its cash flows for the years ended September 30, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP
Greensboro, North Carolina

/s/  KPMG LLP


January 12, 2001

NETWORK SYSTEMS INTERNATIONAL, INC.
BALANCE SHEET
Year ended September 30, 2000


ASSETS
Current assets:
  Cash and cash equivalents                                                     $       750,000
  Notes receivable                                                                    1,500,000
  Income taxes receivable                                                               106,417
                                                                                 ---------------
    Total current assets                                                              2,356,417

                                                                                 ---------------
    Total assets                                                                 $    2,356,417
                                                                                 ===============


LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
  Note payable                                                                   $      750,000
  Accounts payable                                                                       81,000
  Amounts due to purchasers of discontinued operations                                  106,417
                                                                                 ---------------
    Total current liabilities                                                           937,417

 Commitments and contingencies

 Stockholders' equity:
  Preferred stock; $.001 par value; authorized 12,500 shares; issued and
   outstanding 3,268 shares; liquidation preference $326,800                                  3
  Common stock; $.001 par value; authorized 100,000,000 shares; issued
   and outstanding 9,989,171 shares                                                       9,989
  Additional paid-in capital                                                          6,410,620
  Retained deficit                                                                   (5,001,612)
                                                                                 ---------------
    Total stockholders' equity                                                        1,419,000
                                                                                 ---------------
      Total liabilities and stockholders' equity                                 $    2,356,417
                                                                                 ===============

The accompanying notes are an integral part of the financial statements.

NETWORK SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF OPERATIONS
Years ended September 30, 2000 and 1999


                                                                                         2000             1999
 Selling, general and administrative expenses                                        $      81,000     $         -
                                                                                    ---------------   -------------
  Loss from continuing operations before income taxes                                      (81,000)              -
  Income tax benefit                                                                       (27,540)
                                                                                    ---------------   -------------
   Loss from continuing operations                                                         (53,460)              -
 Discontinued operations:
   Earnings (loss) from operations of discontinued operations less
     applicable income taxes (benefit) of $(1,762,184) and $73,549                      (8,495,293)        286,295
   Gain on disposal of discontinued operations, less
     applicable income taxes of $1,242,342                                               1,751,891               -
                                                                                    ---------------   -------------
   Net earnings (loss) from discontinued operations                                     (6,743,402)        286,295
                                                                                    ---------------   -------------
 Net earnings (loss)                                                                    (6,796,862)        286,295
 Dividends on preferred shares                                                              32,721          48,813
                                                                                    ---------------   -------------
 Net earnings (loss) applicable to common shares                                     $  (6,829,583)    $   237,482
                                                                                    ===============   =============

 Earnings (loss) per common share, basic and diluted:
   Net loss from continuing operations                                               $       (0.01)    $     (0.01)
   Net earnings (loss) from discontinued operations                                  $       (0.83)    $      0.04
                                                                                    ---------------   -------------
     Net earnings (loss)                                                             $       (0.84)    $      0.03
                                                                                    ===============   =============

The accompanying notes are an integral part of the financial statements.

NETWORK SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2000 AND 1999



                                  Preferred Stock               Common Stock
                               Shares        Amount         Shares         Amount
Balance October 1, 1998           6,100    $         6      7,661,754    $     7,662

Conversion of preferred
 stock                           (2,194)            (2)       112,600            112
Compensation related to
 board of directors                 -              -            2,500              3
Compensation related to
 grant of stock options             -              -              -              -
Compensation related to
 put options                        -              -              -              -
Dividends on preferred
 stock                              -              -              -              -
Common stock subject to
 redemption                         -              -              -              -
Expiration of put options of
 common stock subject to
 redemption                         -              -              -              -
Net income for the year
 ended September 30, 1999           -              -              -              -
                              ----------  ------------- --------------  -------------
Balance September 30, 1999        3,906    $         4      7,776,854    $     7,777
Conversion of preferred            (638)            (1)        31,900             32
 stock
Expiration of put options
 of common stock subject
 to redemption                      -              -              -              -
Compensation related to
 board of directors                 -              -           13,750             13
Compensation related to
 put options                        -              -              -              -
Compensation related to
 grant of stock options             -              -              -              -
Exercise of stock option            -              -          500,000            500
Issuance of restricted
 common stock                       -              -        1,666,667          1,667
Dividends on preferred
 stock                              -              -              -              -
Net loss for the year ended
 September 30, 2000                 -              -              -              -
                              ----------  ------------- --------------  -------------
Balance September 30, 2000        3,268    $         3      9,989,171    $     9,989
                              ==========  ============= ==============  =============

                                                    Common
                               Capital in           stock              Retained
                                excess of         subject to           Earnings
                                Par Value         redemption          (Deficit)          Total
Balance October 1, 1998        $  3,292,162    $             -      $    1,590,489    $  4,890,319

Conversion of preferred
 stock                                 (110)                 -                 -               -
Compensation related to
 board of directors                  12,497                  -                 -            12,500
Compensation related to
 grant of stock options             171,877                  -                 -           171,877
Compensation related to
 put options                         55,000                  -                 -            55,000
Dividends on preferred
 stock                                  -                    -             (48,813)        (48,813)
Common stock subject to
 redemption                             -             (2,000,000)              -        (2,000,000)
Expiration of put options of
 common stock subject to
 redemption                             -                104,000               -           104,000
Net income for the year
 ended September 30, 1999               -                    -             286,295         286,295
                              --------------  -------------------  ----------------  --------------
Balance September 30, 1999     $  3,531,426    $      (1,896,000)   $    1,827,971    $  3,471,178
Conversion of preferred                 (31)                 -                 -               -
 stock
Expiration of put options
 of common stock subject
 to redemption                          -              1,896,000               -         1,896,000
Compensation related to
 board of directors                  45,455                  -                 -            45,468
Compensation related to
 put options                         96,250                  -                 -            96,250
Compensation related to
 grant of stock options           1,239,687                  -                 -         1,239,687
Exercise of stock option            499,500                  -                 -           500,000
Issuance of restricted
 common stock                       998,333                  -                 -         1,000,000
Dividends on preferred
 stock                                  -                    -             (32,721)        (32,721)
Net loss for the year ended
 September 30, 2000                     -                    -          (6,796,862)     (6,796,862)
                              --------------  -------------------  ----------------  --------------
Balance September 30, 2000     $  6,410,620    $             -      $   (5,001,612)   $  1,419,000
                              ==============  ===================  ================  ==============

The accompanying notes are an integral part of the financial statements.

NETWORK SYSTEMS INTERNATIONAL, INC.
STATEMENTS OF CASH FLOWS
Years ended September 30, 2000 and 1999

                                                                                                 2000            1999
Cash flows from operating activities:
  Net earnings (loss)                                                                        $  (6,796,862)   $   286,295
  Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
    Loss (earnings) from discontinued operations, net of taxes                                   8,495,293       (286,295)
    Gain from sale of discontinued operations, net of taxes                                     (1,751,891)           -
    Tax benefit attributable to continuing operations                                              (27,540)           -
    Changes in income taxes receivable                                                            (106,417)           -
    Changes in accounts payable                                                                     81,000            -
    Changes in amounts due to purchasers of discontinued operations                                106,417            -
                                                                                            ---------------  -------------
      Net cash flows used in operating activities                                                      -              -

Cash flows from investing activities:
  Net proceeds from sale of discontinued operations                                              1,500,000            -
                                                                                            ---------------  -------------
    Net cash provided by investing activities                                                    1,500,000            -

Cash flows from financing activities:
  Principal payments on note payable                                                            (2,250,000)           -
  Proceeds from issuance of restricted common stock                                              1,000,000            -
  Proceeds from exercise of stock option                                                           500,000            -
                                                                                            ---------------  -------------
      Net cash used by financing activities                                                       (750,000)           -

      Net increase in cash from continuing operations                                              750,000            -
      Cash and cash equivalents at beginning of year, from continuing operations                       -              -
                                                                                            ---------------  -------------
      Cash and cash equivalents at end of year                                               $     750,000    $       -
                                                                                            ===============  =============

Supplemental cash flow information (continuing operations):
  Interest paid                                                                              $         -      $       -
  Income taxes paid                                                                          $         -      $       -

Supplemental schedule of non-cash investing and financing activities
    (continuing operations):
  Notes receivable received as partial payment from sale of discontinued operations          $   1,500,000    $       -


The accompanying notes are an integral part of the financial statements.

                     NETWORK SYSTEMS INTERNATIONAL, INC.
                        NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000 AND 1999

1.      BACKGROUND INFORMATION

Network Systems International, Inc. (the "Company" or "NESI"), a Nevada corporation, is a holding company as of September 30, 2000. Until the sale of its operations completed on September 30, 2000, it was a vertical market company that was the developer of the net collection(TM) and Primac software systems. These products are suites of supply chain management and enterprise-wide software products for the textile, apparel, home furnishing, and printing industries. The Company offered hardware products as well as consulting and implementation services in order to provide a solution to its customer's technology needs.

On July 10, 1998 the Company's stock was officially approved for listing on the NASDAQ small cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI.

Effective September 30, 2000, the Company completed the sale of all operating lines of business to its former management group as discussed under Discontinued Operations in Note 9.

On November 10, 2000, NESI completed the acquisition of 100% of the issued and outstanding common stock of InterLAN Communications, Inc.
("InterLAN")(http://www.interlancom.com), a Virginia corporation, in exchange for $150,000 in cash, 250,000 shares of the common stock of NESI and promissory notes in the amount of $150,000.

InterLAN is a provider of data communications and networking infrastructure solutions and consulting for business, government and education. InterLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN's products assist in the transmission of data, voice, and Internet information.

2.       SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION:

The financial statements include the accounts of Network Systems
International, Inc. and the discontinued operations of Network Systems International of North Carolina, Inc. and Vercom Software, Inc.

CASH AND CASH EQUIVALENTS:

The Company considers cash and all highly liquid investments with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. All of its cash and cash equivalents are in the custody of one major financial institution.

FAIR VALUE OF FINANCIAL INSTRUMENTS:

The carrying values of cash and cash equivalents, notes receivable, income taxes receivable, accounts payable, amounts due to purchasers of discontinued operations and note payable approximate fair value as of September 30, 2000 because of the short maturity of these instruments.

PREFERRED STOCK:

At September 30, 2000 the Company had 3,268 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 50 shares of the

Company's common stock. Dividends on the Series A are payable monthly in cash at a rate of 12% of the original issue.

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

STOCK OPTION PLANS:

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

EARNINGS PER SHARE:

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock.

USE OF ESTIMATES:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

RECENT ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," which was amended by Statement of Financial Accounting Standards No. 138. This statement standardized the accounting for derivative instruments by requiring that an entity recognize the items as assets and liabilities in the statement of financial position and measure them at fair value. SFAS No. 133 was to become effective for fiscal years beginning after June 15, 1999; however, in June 1999, Statement of Financial Accounting Standards No. 137 was issued extending the effective date to June 15, 2000. The Company adopted this statement on October 1, 2000 and the effect of the adoption will not have a material impact on its results of operations or financial position.

RECLASSIFICATION:

Certain prior year amounts have been reclassified to conform with the current year presentation.

3.       NOTE PAYABLE

In connection with the Stock Purchase Agreement and transactions discussed in
Note 9, the Company entered into an Assignment and Assumption Agreement with the Company's lender whereby the Company committed to remit $3,000,000 of the proceeds from the transactions to the lender in exchange for a release from any further liability under a revolving credit agreement assigned to the discontinued operations. At September 30, 2000, the Company was in default under certain material provisions of the revolving credit agreement, including the financial covenants related to (1) consolidated cash flow to consolidated funded debt and (2) consolidated liabilities to consolidated tangible net worth. As a result, the debt under this agreement has been shown as a current liability in the accompanying balance sheet. By September 30,

2000, the Company had made payments totaling $2,250,000 to the lender, leaving a remaining balance of $750,000. Subsequent to September 30, 2000, the remaining balance of the note was paid and, accordingly, the defaults were cured. The Company shall be fully and completely released and discharged of all of its obligations with the lender on April 11, 2001, including any guaranty of $400,000 of debt assigned to the discontinued operation.

4.       COMMITMENTS

COMMON STOCK SUBJECT TO REDEMPTION

On June 1, 1999, the Company entered into a five year consulting agreement with a former officer of the Company. Among other things, the consultant had the right to put 10,000 shares of restricted Company stock owned by the consultant back to the Company each quarter. The Company had the obligation to purchase those shares for four dollars per share upon notification by the consultant. The consultant, however, could elect to sell the quarterly allotment on the open market relieving the Company of its obligation to purchase the shares. The consultant could have elected to extend the term of the Company's obligation an additional eight years or until a total of 500,000 shares had been sold to the Company and/or on the open market. During the year ended September 30, 1999, the Consultant placed 26,000 shares in the open market, and as of September 30, 1999, 474,000 common shares were still subject to redemption. As a result of this agreement, $1,896,000 of common stock was recorded as common stock subject to redemption in the Company's balance sheet at September 30, 1999. The redemption agreement was terminated on May 1, 2000 when the Company entered into a two-year employment agreement with the consultant, which was included in the discontinued operations discussed in note 9, and, accordingly, the common stock subject to redemption was reclassified to stockholders' equity. During the years ended September 30, 2000 and 1999, the Company recognized non-cash compensation expense of $96,250 and $55,000, respectively.

5.       EMPLOYEE BENEFIT PLANS

EXECUTIVE EMPLOYMENT AGREEMENT

On April 15, 1999, the Company entered into an employment agreement with an executive of the Company. Among other things, the agreement provided the executive a stock option arrangement of 500,000 shares of the Company's stock to be purchased at $1 and vest equally over a four-year period and expire over a ten-year period. The option became fully vested with the change of control and was exercised on September 1, 2000. The fair market value of the Company's stock at the date of the agreement was $3.75. During the year ended September 30, 1999, the Company recognized a non-cash compensation expense of approximately $172,000 and during the year ended September 30, 2000, the remaining compensation expense in the amount of $1,203,124 was recognized since the option became fully vested during the year.

CONSULTANT OPTION AGREEMENT

On August 25, 2000, the Company granted an option to a consultant of the Company in exchange for services rendered to the Company. The agreement provided the consultant with a stock option for 25,000 shares of the Company's common stock to be purchased at $.60 per share. The option is fully vested and expires in three years if not exercised. The Company recognized a non-cash compensation expense of $36,563 during the year ended September 30, 2000.

EMPLOYEE INCENTIVE STOCK OPTION AGREEMENTS

During 1999, the Company adopted the Network Systems International, Inc. "1999 Long Term Stock Incentive Plan. The maximum number of shares available under the plan is 500,000 of shares authorized but unissued. As of September 30, 2000, none of the shares authorized under the plan have been issued. Under the terms of the plan, the options will vest equally over a four-year period and expire after 10 years, as long as the employees remain employed with the Company. The following is a summary of option activity, all of which are exercisable as a result of the change in control, at prices ranging from $4.00 to $5.00 per share, at September 30, 2000:

                                                                    Options Outstanding
                                                Options             -------------------
                                               Available                    Weighted Average
                                               For Grant       Options       Exercise Price
Balance at inception (April 13, 1999)           500,000               -     $          -

Granted                                        (280,000)        280,000                4.14
Exercised                                             -               -                -
Cancelled                                        32,000         (32,000)               4.00
                                               ---------      ----------               ----

Balance at September 30, 1999                   252,000         248,000     $          4.16
                                               ---------      ----------               ----

Granted                                               -               -                -
Exercised                                             -               -                -
Cancelled                                        22,000         (22,000)               4.00
                                               ---------      ----------               ----

Balance at September 30, 2000                   274,000         226,000     $          4.18
                                               =========      ==========               ====

The employee option grants provide that the option will be cancelled sixty days after an employee leaves employment with the Company. As a result of the transactions discussed in Note 9, Discontinued Operations, the remaining options outstanding at September 30, 2000 were cancelled on November 29, 2000, as all employees left employment with the Company effective September 30, 2000.

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

SFAS No. 123 pro forma numbers are as follows for the two years ended September 30, 2000 and 1999:

                                                                         2000              1999
Actual net earnings (loss)                                          $ (6,796,862)       $ 286,295
Pro forma net loss                                                  $ (6,870,767)       $ (23,045)
Pro forma basic net earnings (loss) per share                           $(0.85)         $   0.00
Pro forma diluted net loss per share                                    $(0.85)         $  (0.00)

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. At September 30, 1999, the following weighted average assumptions were used: risk-free interest rate of 5.8%, no expected dividends, a volatility factor of 87.3%, and a weighted average expected life of the options of 5 years. There were no option grants during the year ended September 30, 2000.

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

6.       INCOME TAXES

The provision for income taxes for the years ended September 30, consists of the following components:

                                                                               2000           1999
Continuing operations:
  Federal:
    Current                                                               $   (27,540)     $          -
    Deferred                                                                        -                 -
                                                                         -------------    --------------
                                                                          $   (27,540)     $          -
                                                                         =============    ==============
Discontinued operations:
 Federal:
   Current                                                                $  (116,873)     $    290,453
   Deferred                                                                  (394,258)         (133,299)
                                                                         -------------    --------------
                                                                             (511,131)          157,154
                                                                         -------------    --------------
 State:
   Current                                                                      8,134            28,130
   Deferred                                                                   (16,845)         (111,735)
                                                                         -------------    --------------
                                                                               (8,711)          (83,605)
                                                                         -------------    --------------
                                                                          $  (519,842)     $     73,549
                                                                         =============    ==============

Three are no differences between income taxes from continuing operations computed at the federal statutory rate and the provision for income taxes.

The significant temporary difference that gives rise to a deferred tax asset as of September 30, 2000 is as follows:

                                                                  2000
Deferred tax asset:
  Federal research and development credit carryforwards        $  161,052
                                                                  -------
    Total deferred tax asset                                      161,052
  Less valuation allowance                                        161,052
                                                                  -------
    Net deferred tax asset                                     $        -
                                                                  =======

The net change in the total valuation allowance for the year ended September 30, 2000 was an increase of $161,052. A valuation allowance was not recorded against the deferred tax assets at September 30, 1999.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

At September 30, 2000, the Company has federal research and development credit carryforwards of $161,052 to offset future federal income taxes.

7.       EARNINGS PER SHARE

The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                            2000            1999
Loss from continuing operations                                       $    (53,460)     $         -
Less preferred stock dividends                                              32,721           48,813
                                                                           -------         --------
Loss available to common shareholders used in basic
 and diluted EPS                                                           (85,731)         (48,813)
                                                                            ------           ------

Earnings (loss) from discontinued operations available to common
 shareholders used in basic and diluted EPS                           $ (6,743,402)     $   286,295
                                                                         =========          =======


Weighted average number of common shares used in basic
 and diluted EPS                                                         8,167,253        7,718,419
                                                                         ---------        ---------

At September 30, 2000 and 1999, all common stock equivalents were antidilutive and are not included in the earnings per share calculations. The Company has 251,000 and 748,000 options to purchase common shares and 3,268 and 3,906 shares of preferred stock that were antidilutive and are not included in the earnings per share calculations for 2000 and 1999, respectively. At September 30, 1999 common stock subject to redemption was antidilutive.

8.       LEGAL PROCEEDINGS

Canton Financial Services Corporation vs. Network Systems International, Inc., a Nevada corporation, Network Information Services, Inc., a North Carolina corporation, Network Investment Group, Inc., a North Carolina corporation, and Network Partners, L.L.C., a North Carolina limited liability corporation; Hillsborough County Circuit Court Case No. 98-00657, Hillsborough County, Florida - The Company is currently a party in a contract dispute in which the plaintiff, "Canton Financial Services Corporation", is seeking damages from the Company for an alleged breach of contract. The Plaintiff is contending that the Company owes Plaintiff a fee because it located an entity with which the Company merged. The Company is vigorously defending the case. The Company contends that it did not have a contract with the Plaintiff, and that it did not ratify the actions of the Renno Group, which did enter into a Consulting Agreement with the Plaintiff. The Company did have a contract with the Renno Group. The Plaintiff contends that it is entitled to between 340,000 shares and 600,000 shares of the Company's common stock. The amount of the Plaintiff's claim in dollars is difficult to quantify because it would depend upon the date the shares are valued. The Company also contends that the Plaintiff is estopped from pursuing its claim, because the Plaintiff took the position in another lawsuit that Renno alone was responsible for paying it under the Consulting Agreement.

The Company attempted without success to settle the case. The Company is now defending the case vigorously.

There is still outstanding discovery from the Plaintiff. Trial may be set for Spring 2001. The likelihood of an unfavorable outcome is unknown. The Company has strong defenses, but it is possible that there will be an unfavorable outcome. It is impossible to precisely quantify the maximum potential loss to the Company, as any potential loss would depend upon the valuation date of the stock.

The Company is currently involved in other routine legal proceedings that are incidental to the business. In the opinion of management, these other routine proceedings will not have a material adverse effect on the

Company's financial position or, depending upon the period or amount of settlement, if any, potentially could have a material effect on overall trends in results of operations.

9.       DISCONTINUED OPERATIONS

On July 10, 2000, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with a group of investors (the "Investors"). Subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,666,667 new, restricted shares of the Company's common stock at $0.60 per share to the Investors in a private placement organized by Millennium Holdings Group, Inc. ("Millennium"). The sale under the Stock Purchase Agreement was subject to the satisfaction of the following conditions, which are discussed in more detail below: (i) certain of the Company's current management shareholders ("Management Shareholders") must agree to sell 2,700,000 shares of the Company's common stock to accredited investors arranged by Millennium, (ii) Management Shareholders must grant the Company a put option giving the Company the right to require the Management Shareholders to purchase substantially all of the assets associated with the Company's current business for $3,000,000, (iii) all of the Company's current directors, except Robbie Efird, must resign and a designated representative of the Initial Investors must be appointed to replace the former directors effective as of the closing date of the stock sale, and (iv) the Company must receive the consent of its current revolving credit lender, Wachovia Bank, N.A. ("Wachovia") to the terms of the Stock Purchase Agreement. All of these conditions were met and the sale under the Stock Purchase Agreement closed on July 25, 2000.

As a condition to the Investors' obligations pursuant to the terms of the Stock Purchase Agreement, four of the Company's management shareholders, Robbie M. Efird, E. W. "Sonny" Miller, Jr., David F. Christian and James W. Moseley (collectively, the "Selling Shareholders") entered into Stock Purchase Agreements dated July 10, 2000 (the "Investment Agreements") to collectively sell 2,700,000 shares to Herbert Tabin, a managing partner with Millennium, for $1,500,000 ($0.56 per share).

As a further condition to the Investors' obligations under the Stock Purchase Agreement, the Selling Shareholders granted the Company a put option, expiring forty-five (45) days after the closing date, giving the Company the right to require the Selling Shareholders to purchase, pursuant to a Stock Purchase Agreement, substantially all of the Company's operating assets and liabilities (the "Company Assets") and substantially all of the operating assets and liabilities of Vercom Software, Inc., a wholly-owned subsidiary corporation of the Company ("Vercom") (the "Vercom Assets")(the Company Assets and the Vercom Assets shall collectively be referred to as the "Assets") for $3,000,000. The Assets include all of the operating assets related to the Company's business as conducted at that time. During this 45-day period, the Company will determine the value of the Assets and evaluate whether it is in the best interests of the Company and its shareholders for the Company to sell the Assets to the Selling Shareholders at the put price, to sell the Assets to a third party, to retain the Assets or to take other appropriate action.

In order to facilitate the Company's potential exercise of the put option, the Company contributed the Company Assets to a recently formed wholly owned subsidiary corporation, Network Systems International of North Carolina, Inc. on July 20, 2000. As part of this process, the Company assigned its rights and obligations under substantially all of its current agreements (including its software license agreements, service agreements and employment agreements) to Network Systems International of North Carolina, Inc., a wholly owned subsidiary of the Company.

In order to satisfy a condition to the Investors' obligations under the Stock Purchase Agreement, all of the Company's officers and directors resigned. Herbert Tabin was appointed to the Company's Board of Directors and named President as of the closing date.

Effective September 30, 2000, the Company elected to exercise the put option and require the Selling Shareholders to purchase the Assets for $3,000,000. The Selling Shareholders made an initial cash payment of $1,500,000 to the Company and delivered a non-recourse promissory note in the principal amount of $1,500,000, payable in one hundred twenty
(120) days, for the remaining purchase price. The Selling Shareholders pledged all of their remaining 2,925,856 shares of the Company's common stock (the "Pledged Shares") as security for the payment of the promissory note. The Company's right to exercise the put option was conditioned upon the Company using $2,000,000 of the sales price received for the Assets to reduce the obligation under the revolving credit arrangement with Wachovia. The Company used $1,250,000 from the Selling Shareholders' initial cash payment to reduce the outstanding indebtedness to $750,000. As a further condition to the Company's right to exercise the put option, the Company agreed to change its name on its corporate charter, to discontinue the use of the name "Network Systems International" and to transfer all rights to the name "Network Systems International" to the Selling Shareholders. The Company has announced plans to change its name to OnSpan Networking, Inc.

Subsequent to September 30, 2000, Millennium sold the pledged shares to accredited investors on behalf of the Selling Shareholders for $1,500,000, or $0.513 per share, and remitted the proceeds to the Company. The Company then paid the remaining balance of the note payable.


The operating results of discontinued operations are as follows:

                                                          2000              1999
Net sales                                              $  8,124,487      $14,249,657
Earnings (loss) before provision for income taxes      $(10,257,477)     $   359,844
Income tax expense (benefit)                             (1,762,184)          73,549
                                                       ------------      -----------
                                                         (8,495,293)         286,295
                                                       ------------      -----------
Gain on disposal of discontinued operations               2,994,233                -
Income tax expense                                        1,242,342                -
                                                       ------------      -----------
                                                          1,751,891                -
                                                       ------------      -----------
Earnings (loss) from discontinued operations           $ (6,743,402)     $   286,295
                                                       ============      ===========

10.      SUBSEQUENT EVENT (UNAUDITED)

On November 10, 2000, NESI completed acquisition of 100% of the issued and outstanding common stock of InterLAN, in exchange for $150,000 in cash, 250,000 shares of the restricted common stock of NESI, with a discounted value of $337,500, and promissory notes in the amount of $150,000.

InterLAN is a provider of data communications and networking infrastructure solutions and consulting for business, government and education. InterLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN's products assist in the transmission of data, voice, and Internet information.

The transaction is accounted for using the purchase method of accounting, with the assets and liabilities of InterLAN being recorded at fair values. The transaction resulted in goodwill in the amount of $388,208, which will be amortized over ten years. Unaudited pro forma results of operations for the years ended September 30, 2000 and 1999, as if the acquisition had occurred as of the beginning of each year, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The purchase price allocation is a preliminary estimate and the actual amounts could differ from this estimate.

                                                                           2000             1999
Sales                                                                  $ 4,484,031       $2,462,555
                                                                       ===========       ==========
Net earnings (loss) from continuing operations                         $    47,833       $  (13,347)
Net earnings (loss) from discontinued operations                        (6,743,402)         286,295
                                                                       -----------       ----------
Net earnings (loss)                                                    $(6,695,569)      $  272,948
Dividends on preferred shares                                               32,721           48,813
                                                                       -----------       ----------
Net earnings (loss) applicable to common shares                        $(6,728,290)      $  224,135
                                                                       ===========       ==========

Earnings (loss) per common share, basic and diluted:
  Net earnings (loss) from continuing operations                            $  .00           $ (.01)
  Net earnings (loss) from discontinued operations                            (.80)             .04
                                                                               ---              ---
                                                                            $ (.80)          $  .03
                                                                               ===              ===

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:

The following table sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees, together with the date such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, except Ms. Dermer is the sister-in-law of Mr. Tabin, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

                             Position or Office        Date First
Name                 Age     With the Company          Elected
Herbert Tabin        33      President/CEO/Director    Jul 2000

Marissa Dermer       32      Treasurer/CFO/Director    Sep 2000

G. Anthony Munno     39      Director                  Nov 2000

Thomas Cerami        26      Director                  Aug 2000

HERBERT TABIN is a Director of the Company and is currently the President and CEO. Mr. Tabin was the Chief Operating Officer and founder of publicly traded Evolve One, Inc., formerly International Internet, Inc., and had served as its Vice President until December 2000. Mr. Tabin has been a Director of Evolve One, Inc. since February 1998. Mr. Tabin is also currently vice president of Millennium Holdings Group, Inc. a private Florida based venture capital firm. Mr. Tabin has been Vice President with Millennium Holdings since 1996. In February 1999, Mr. Tabin became President of Interactive Golf Marketing a publicly traded company that became WowStores.com. In August 1999, Mr. Tabin resigned as President of WowStores.com. Previously, Mr. Tabin was a Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group from April 1995 to December 1996. From September 1993 to March 1995 Mr. Tabin was a vice president with HBL Associates a financial relations firm in New York City. From 1989 to August 1993 Mr. Tabin was employed with the American Stock Exchange and Three Long Island based Stock Brokerage firms. Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York At Oneonta in 1989. In March 2000, the State University of New York At Oneonta named their campuses largest computer lab, the Tabin Computer Lab.

MARISSA DERMER is a Director of the Company and is currently the Chief Financial Officer. From September 1997 to April 2000, Ms. Dermer was an assistant controller with Mitchell Hutchins Asset Management, Inc., the mutual fund advisory group of Paine Webber Inc. Prior to her employment with Paine Webber, Ms. Dermer was a manager of David Berdon and Company LLP, a leading public accounting firm headquartered in New York City from 1990 to 1997. Ms. Dermer graduated in 1990 from the State University of New York at Albany with a degree in Business/Accounting.

G. ANTHONY MUNNO is a Director of the Company. Mr. Munno was the founder, President and CEO of interLAN Communications, Inc. a privately held Virginia based data communications and networking company. From March 1990 to August 1995 Mr. Munno was a Director of Sales for Microcom Incorporated, a publicly traded manufacturer of modems and other wide area networking products. Mr. Munno was instrumental in Microcom's surge in revenue growth from 1992 through 1995. From October 1988 to March 1990, Mr. Munno held the position of Major Business Opportunities, Manager of Systems, and Tests for Government Technology Services Inc. (GTSI) a publicly traded systems provider to government and education. From January 1987 to October 1988, Mr. Munno was employed as a Product Specialist for SMS Data Products Group of Virginia. Prior to his civilian career, Mr. Munno attended the City College of Chicago and was a member of the US Army for seven years where he was awarded the Meritorious Service Medal twice while a member of the US Army Signal Corps.

THOMAS CERAMI is a Director of the Company and is currently the Vice President of Professional Services at IceWeb Communications formerly American Computer Systems, Inc. (ACS). Prior to his employment with ACS, Mr. Cerami served as a New Business Development Manager at STMS a Vienna, Virginia, based company which was subsequently acquired by publicly traded Dulles, Virginia based Dunn Computer Corporation a leading supplier of e-business platforms and network infrastructure solutions. During his employment at Dunn Computer, Mr. Cerami was the lead engineer for the Washington Metropolitan Area Transit Authority Y2k Project, the United States Department of Agriculture Exchange Migration and the Blue Cross Blue Shield Help Desk. Mr. Cerami is currently attending George Mason University.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

During the fiscal year ended September 30, 2000, Mr. Tabin, Ms. Dermer and Mr. Cerami each omitted filing their respective Form 3's to report when they became reporting persons. Mr. Tabin omitted filing Form 4 when he acquired the Company's common stock but did file Schedule 13D. Mr. Tabin, Ms. Dermer and Mr. Cerami have filed Form 5's with the SEC for the fiscal year ended September 30, 2000.

ITEM 10.   EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended September 30, 2000.

               SUMMARY COMPENSATION TABLE - ANNUAL COMPENSATION

                                                                        Other annual
Name and principal position       Year       Salary       Bonus      compensation(1)
---------------------------       ----       ------       -----      ---------------
Herbert Tabin                     2000          N/A         N/A                 N/A
Chairman of the Board             1999          N/A         N/A                 N/A
and Chief Executive Officer       1998          N/A         N/A                 N/A
since July 25, 2000

Robbie M. Efird                   2000     $183,333           0              $7,626
Chairman of the Board             1999     $167,456           0              $6,970
and Chief Executive Officer       1998     $150,000      $5,718              $3,220
until July 25, 2000

Christopher N. Baker              2000     $183,333           0             $24,208
President and Chief               1999     $138,505           0             $60,996
Operating Officer                 1998          N/A         N/A                 N/A
until July 25, 2000

(1) Represents the value of estimated personal use of Company owned vehicles, relocation expenses and the value of disability insurance premiums paid by the Company under a salary continuation program.

             SUMMARY COMPENSATION TABLE - LONG-TERM COMPENSATION

                                                                         Securities
                                                                         Underlying
                                                                           Options/
Name and principal position       Year                                    SAR's (#)
---------------------------       ----                                    ---------
Herbert Tabin                     2000                                          N/A
Chairman of the Board             1999                                          N/A
and Chief Executive Officer       1998                                          N/A
since July 25, 2000

Robbie M. Efird                   2000                                          N/A
Chairman of the Board             1999                                          N/A
and Chief Executive Officer       1998                                          N/A
until July 25, 2000

Christopher N. Baker              2000                                          N/A
President and Chief               1999                                      500,000
Operating Officer                 1998                                          N/A
until July 25, 2000

In April 1999, the Board of Directors of the Company adopted, subject to stockholder approval, the Company's Long-Term Stock Incentive Plan (the "Stock Incentive Plan"). The purposes of the Stock

Incentive Plan are to closely associate the interests of the key associates (management and certain other employees) of the Company and its adopting subsidiaries with the stockholders by reinforcing the relationship between participants' rewards and stockholder gains, to provide key associates with an equity ownership in the Company commensurate with Company performance, as reflected in increased stockholder value, to maintain competitive compensation levels, and to provide an incentive to key associates for continuous employment with the Company.

Under the Stock Incentive Plan, the Company may grant (i) incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), and (ii) options that are not qualified as incentive stock options ("nonqualified stock options").

Executive officers, management and other employees of the Company capable of making a substantial contribution to the success of the Company are eligible to participate in the Stock Incentive Plan.

The Stock Incentive Plan is administered by a Committee consisting of three members appointed by the Board of Directors of the Company (the "Committee"). The Committee, in its sole discretion, has the authority to: (i) designate the key associates or classes of key associates eligible to participate in the Stock Incentive Plan; (ii) to grant awards provided in the Stock Incentive Plan in the form and amount determined by the Committee; (iii) to impose such limitations, restrictions and conditions upon any such award as the Committee shall deem appropriate; and (iv) to interpret the Stock Incentive Plan.

The maximum aggregate number of shares of Common Stock available for issuance under the Stock Incentive Plan is 500,000 shares. The shares of Common Stock available for issuance under the Stock Incentive Plan are subject to adjustment for any stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like. Shares issued may consist in whole or in part of authorized but unissued shares or treasury shares. Shares tendered by a participant as payment for shares issued upon exercise of an option shall be available for issuance under the Stock Incentive Plan. Any shares of Common Stock subject to an option, which for any reason is terminated unexercised or expires shall again be available for issuance under the Stock Incentive Plan.

Subject to the provisions of the Stock Incentive Plan, the Committee may award incentive stock options and nonqualified stock options and determine the number of shares to be covered by each option, the option price therefor and the conditions and limitations applicable to the exercises of the option. Each option shall be exercisable at such times and subject to such terms and conditions as the Committee may specify in the applicable award or thereafter.

Incentive stock options granted under the Stock Incentive Plan are intended to qualify as such under section 422 of the Code. No incentive stock option granted under the Stock Incentive Plan may be exercisable more than ten years from the date of grant.

The option price per share for nonqualified stock options and incentive stock options must at least equal the fair market value of the Common Stock on the date the option is granted.

Each option shall be evidenced by a written stock option agreement, in such form as the Committee may from time to time determine, executed by the Company and the grantee, stating the number of shares of Common Stock subject to the option.

The Committee may at any time and from time to time terminate or modify or amend the Stock Incentive Plan in any respect, except that without stockholder approval the Committee may not (i) increase the maximum number of shares of Common Stock which may be issued under the Stock Incentive Plan, (ii) extend the period during which any award may be granted or exercised, (iii) extend the term of the Stock Incentive Plan, or (iv) change the associates/employees or group of associates/employees eligible to receive incentive stock options.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                        Number of        Percent of
                                       Securities      total options/
                                       Underlying       SARs granted        Exercise
                                        Options/        to employees         or base
                                      SARs granted        in fiscal           price         Expiration
       Name                                (#)              year             ($/Sh)            date
Herbert Tabin                               0                 0                 -                -
Robbie M. Efird                             0                 0                 -                -
Christopher N. Baker                        0                 0                 -                -

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                                                             Value of
                                                                 Number of securities       unexercised
                                                                underlying unexercised     in-the-money
                                 Shares                             options/SARs at        options/SARs
                                acquired                              FY-end (#)           at FY-end ($)
                                   on              Value             Exercisable/          Exercisable/
       Name                   exercise (#)     realized ($)          Unexercisable         Unexercisable
Herbert Tabin                       0                0                     0                     0
Robbie M. Efird                     0                0                     0                     0
Christopher N. Baker             500,000        $1,468,750                 0                     0

There were no long-term incentive plan awards during fiscal year 2000.

The former Directors of the Company were granted 13,750 shares of the common stock of the Company for their services during fiscal year 2000. The Company does not have a formal Director compensation policy.

The Company does not have an employment agreement with its current CEO, Mr. Herbert Tabin.

The Company has not formed new audit and compensation committees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates all persons who, as of November 30, 2000, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. As of November 30, 2000, there were 10,254,671 shares of the Company's common stock outstanding. Percent of class assumes all options have been exercised.

                            Name and address                   Amount and Nature
     Title                    of Beneficial                      of Beneficial                 % of
   of class                       Owner                              Owner                     Class
    Common            Herbert Tabin                                 2,800,000(1)                 26.96%
                      6413 Congress Ave, Ste 230
                      Boca Raton, FL  33487

    Common            Marissa Dermer                                   30,000(1)                  0.29%
                      6413 Congress Ave, Ste 230
                      Boca Raton, FL  33487

    Common            G. Anthony Munno                                120,535                     1.16%
                      131 Elden Street
                      Herndon, VA

    Common            Thomas Cerami                                         0                     0.00%
                      14155 G Sullyfield Circle
                      Chantilly, VA  20151

    Common            All directors and executive officers          2,950,535                    28.41%
                      As a group (four persons)

(1) Includes an option granted to Mr. Tabin on October 23, 2000 for 100,000 shares with an exercise price of $1.13 per share, the NASDAQ closing price for the stock on that date. Includes an option granted to Ms. Dermer on October 23, 2000 for 30,000 shares with an exercise price of $1.13 per share, the NASDAQ closing price for the stock on that date. The options were granted by the Board of Directors in lieu of current compensation agreements.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 10, 2000, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with a group of investors (the "Investors"). Subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 1,666,667 new, restricted shares of the Company's common stock at $0.60 per share to the Investors in a private placement organized by Millennium Holdings Group, Inc. ("Millennium"). The sale under the Stock Purchase Agreement was subject to the satisfaction of the following conditions, which are discussed in more detail below: (i) certain of the Company's current management shareholders ("Management Shareholders") must agree to sell 2,700,000 shares of the Company's common stock to accredited investors arranged by Millennium, (ii) Management Shareholders must grant the Company a put option giving the Company the right to require the Management Shareholders to purchase substantially all of the assets associated with the Company's current business for $3,000,000, (iii) all of the Company's current directors, except Robbie Efird, must resign and a designated representative of the Initial Investors must be appointed to replace the former directors effective as of the closing date of the stock sale, and (iv) the Company must receive the consent of its current revolving credit lender, Wachovia Bank, N.A. ("Wachovia") to the terms of the Stock Purchase

Agreement. All of these conditions were met and the sale under the Stock Purchase Agreement closed on July 25, 2000.

As a condition to the Investors' obligations pursuant to the terms of the Stock Purchase Agreement, four of the Company's management shareholders, Robbie M. Efird, E. W. "Sonny" Miller, Jr., David F. Christian and James W. Moseley (collectively, the "Selling Shareholders") entered into Stock Purchase Agreements dated July 10, 2000 (the "Investment Agreements") to collectively sell 2,700,000 shares to Herbert Tabin, a managing partner with Millennium, for $1,500,000 ($0.56 per share).

As a further condition to the Investors' obligations under the Stock Purchase Agreement, the Selling Shareholders granted the Company a put option, expiring forty-five (45) days after the closing date, giving the Company the right to require the Selling Shareholders to purchase, pursuant to a Stock Purchase Agreement, substantially all of the Company's operating assets and liabilities (the "Company Assets") and substantially all of the operating assets and liabilities of Vercom Software, Inc., a wholly-owned subsidiary corporation of the Company ("Vercom") (the "Vercom Assets")(the Company Assets and the Vercom Assets shall collectively be referred to as the "Assets") for $3,000,000. The Assets include all of the operating assets related to the Company's business as conducted at that time. During this 45-day period, the Company will determine the value of the Assets and evaluate whether it is in the best interests of the Company and its shareholders for the Company to sell the Assets to the Selling Shareholders at the put price, to sell the Assets to a third party, to retain the Assets or to take other appropriate action.

In order to facilitate the Company's potential exercise of the put option, the Company contributed the Company Assets to a recently formed wholly owned subsidiary corporation, Network Systems International of North Carolina, Inc. on July 20, 2000. As part of this process, the Company assigned its rights and obligations under substantially all of its current agreements (including its software license agreements, service agreements and employment agreements) to Network Systems International of North Carolina, Inc., a wholly owned subsidiary of the Company.

In order to satisfy a condition to the Investors' obligations under the Stock Purchase Agreement, all of the Company's officers and directors resigned. Herbert Tabin was appointed to the Company's Board of Directors and named President as of the closing date.

Effective September 30, 2000, the Company elected to exercise the put option and require the Selling Shareholders to purchase the Assets for $3,000,000. The Selling Shareholders made an initial cash payment of $1,500,000 to the Company and delivered a non-recourse promissory note in the principal amount of $1,500,000, payable in one hundred twenty (120) days, for the remaining purchase price. The Selling Shareholders pledged all of their remaining 2,925,856 shares of the Company's common stock (the "Pledged Shares") as security for the payment of the promissory note. The Company's right to exercise the put option was conditioned upon the Company using $2,000,000 of the sales price received for the Assets to reduce the obligation under the revolving credit arrangement with Wachovia. The Company used $1,250,000 from the Selling Shareholders' initial cash payment to reduce the outstanding indebtedness to $750,000. As a further condition to the Company's right to exercise the put option, the Company agreed to change its name on its corporate charter, to discontinue the use of the name "Network Systems International" and to transfer all rights to the name "Network Systems International" to the Selling Shareholders. The Company has announced plans to change its name to OnSpan Networking, Inc.

Subsequent to September 30, 2000, Millennium sold the pledged shares to accredited investors on behalf of the Selling Shareholders for $1,500,000, or $0.513 per share, and remitted the proceeds to the Company. The Company then paid the remaining balance of the note payable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

The following exhibits are submitted herewith:

    Number                                                                               Page #
    -------                                                                              ------
      11      Statement Re: Computation of per share earnings incorporated
              In financial statements

      27      Financial Data Schedule                                                       35

b)       Reports on Form 8-K

      1. Form 8-K filed with the Securities and Exchange Commission July 10, 2000 announcing the sale of common stock by the management shareholders.

      2. Form 8-K filed with the Securities and Exchange Commission October 17, 2000 announcing the exercise of the Company's option to require the former management shareholders to acquire their two operating subsidiaries, Network Systems International of North Carolina, Inc. and Vercom Software, Inc., for $3,000,000.

      3. Form 8-K filed with the Securities and Exchange Commission November 22, 2000 announcing the purchase of InterLAN Communications, Inc.

                                  SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date                              NETWORK SYSTEMS INTERNATIONAL, INC.


January 10, 2001                  By: /s/ Herbert Tabin
                                  Herbert Tabin, Chief Executive Officer


January 10, 2001                  By: /s/ Marissa Dermer
                                  Marissa Dermer, Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                                          DATE
----------                                                          ----
/s/ Herbert Tabin                                             January 10, 2001
Herbert Tabin
Chairman of the Board,
 President, Chief Executive
 Officer, and Director
 (principal executive)

/s/ Marissa Dermer
Marissa Dermer
Treasurer, Chief Financial Officer and Director               January 10, 2001

/s/ Thomas Cerami
Thomas Cerami
Director                                                      January 10, 2001

/s/ G. Anthony Munno
G. Anthony Munno
Director                                                      January 10, 2001