Form 10QSB
period 2000-12-31
NETWORK SYSTEMS INTERNATIONAL INC
filed 2001-02-14
CIK 842722

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                       For Quarter Ended:DECEMBER 31, 2000


                         Commission File Number: 0-22991



                             ONSPAN NETWORKING, INC.
        (Exact name of small business issuer as specified in its charter)

                       NETWORK SYSTEMS INTERNATIONAL, INC.
                     (Former name of small business issuer)

               NEVADA                                     87-0460247
      (State of Incorporation)                       (IRS Employer ID No)


              6413 CONGRESS AVENUE, SUITE 230, BOCA RATON, FL 33487
                     (Address of principal executive office)


                                 (561) 988-2334
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of December 31, 2000 was 10,261,171.

Transitional Small Business Disclosure Format (Check one):  Yes ___ No  X .

ONSPAN NETWORKING, INC. AND SUBSIDIARY

                                      INDEX

                                                                                                     Page
                                                                                                      No.
                                                                                                     ----
Part I.    Unaudited Financial Information

    Item 1.Condensed Consolidated:
           Balance Sheet - December 31, 2000                                                           3

           Statements of Operations -                                                                  4
           Three Months Ended December 31, 2000 and 1999

           Statement of Stockholders' Equity -                                                         5
           Three Months Ended December 31, 2000

           Statements of Cash Flows -                                                                 6-7
           Three Months Ended December 31, 2000 and 1999

           Notes to Financial Statements -                                                           8-13
           Three Months Ended December 31, 2000 and 1999

    Item 2.Managements Discussion and Analysis of Financial Condition                                14-15
           and Results of Operations

Part II.   Other Information                                                                          16

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2000
(UNAUDITED)



ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                                   $   578,519
  Accounts receivable, less allowance of $40,000                                  592,406
  Notes receivable                                                              1,500,000
  Prepaid expenses                                                                 43,938
  Income taxes receivable                                                         108,457
  Deferred income taxes                                                            15,200
                                                                              -----------
Total current assets                                                            2,838,520
Property and equipment, net                                                         4,365
Goodwill, less accumulated amortization of $13,660                                396,172
Deferred income taxes                                                               3,500
                                                                              -----------
                                                                              $ 3,242,557
                                                                              ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                               $   656,330
  Accounts payable                                                                574,267
  Accrued expenses                                                                 12,834
  Amounts due to purchasers of discontinued operations                             74,804
  Due to shareholders                                                             152,186
                                                                              -----------
Total current liabilities                                                       1,470,421

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 12,500 shares; issued and                3
    outstanding 3,268 shares; liquidation preference $326,800
  Common stock, $.001 par value.  Authorized 100,000,000 shares; issued and        10,261
   outstanding 10,261,171 and 9,989,171 shares, respectively
  Paid-in capital                                                               6,775,832
  Retained earnings                                                            (5,013,960)
                                                                              -----------
Total stockholders' equity                                                      1,772,136
                                                                              -----------
                                                                              $ 3,242,557
                                                                              ===========


See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)


                                                                 THREE MONTHS ENDED
                                                                     DECEMBER 31,
                                                                2000               1999

SALES AND REVENUES                                         $    984,009        $         --

COSTS AND EXPENSES:
  Cost of goods sold                                            773,809                  --
  Salaries and wages                                             99,512                  --
  Other selling, general and administrative expenses            132,826                  --
                                                           ------------        ------------
                                                              1,006,147                  --
                                                           ------------        ------------
Earnings (loss) from operations                                 (22,138)                 --

OTHER INCOME (EXPENSE):
  Interest income                                                 2,787                  --
  Interest expense                                                 (697)                 --
                                                           ------------        ------------
    Total other income (expense)                                  2,090                  --
                                                           ------------        ------------
LOSS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS            (20,048)                 --
INCOME TAX EXPENSE                                               (7,700)                 --
                                                           ------------        ------------
LOSS FROM CONTINUING OPERATIONS                                 (12,348)                 --
LOSS FROM DISCONTINUED OPERATIONS                                    --            (702,488)
                                                           ------------        ------------
NET LOSS                                                   $    (12,348)       $   (702,488)
DIVIDENDS ON PREFERRED SHARES                                        --               8,949
                                                           ------------        ------------
NET LOSS APPLICABLE TO COMMON SHARES                       $    (12,348)       $   (711,437)
                                                           ============        ============


NET EARNINGS (LOSS) PER SHARE
  BASIC AND DILUTED                                        $      (0.00)       $      (0.00)
                                                           ============        ============
  DISCONTINUED OPERATIONS                                  $         --        $      (0.09)
                                                           ============        ============

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC                                                      10,162,736           7,783,484
                                                           ============        ============
  DILUTED                                                    10,162,736           7,783,484
                                                           ============        ============


See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2000
(UNAUDITED)


                                          Preferred Stock                     Common Stock                  Paid-in
                                     Shares          Par Value           Shares          Par Value          Capital
                                     ------          ---------           ------          ---------          -------
BALANCE, September 30, 2000             3,268       $         3         9,989,171       $     9,989       $ 6,410,620
Acquisition of interLAN                    --                --           250,000               250           337,250
Issuance of restricted
 common stock                              --                --            22,000                22            27,962
Net income (loss)                          --                --                --                --                --
                                  -----------       -----------        ----------       -----------       -----------
BALANCE, December 31, 2000              3,268       $         3        10,261,171       $    10,261       $ 6,775,832
                                  ===========       ===========       ===========       ===========       ===========

                                    Retained
                                    Earnings             Total
                                    --------             -----
BALANCE, September 30, 2000       $(5,001,612)       $ 1,419,000
Acquisition of interLAN                    --            337,500
Issuance of restricted
 common stock                              --             27,984
Net income (loss)                     (12,348)           (12,348)
                                  -----------        -----------
BALANCE, December 31, 2000        $(5,013,960)       $ 1,772,136
                                  ===========        ===========


See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)

                                                                                    2000              1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings (loss)                                                               $ (12,348)       $(702,488)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Loss from discontinued operations, net of tax                                          --          702,488
  Depreciation and amortization                                                      13,888               --
  Deferred income taxes                                                             (18,700)              --
  Allowance for bad debts                                                            40,000               --
  Change in assets and liabilities (excluding effects of acquisitions):
    Accounts receivable                                                              40,425               --
    Income taxes receivable                                                          11,000               --
    Prepaid expenses                                                                 (1,757)              --
    Accounts payable                                                                (59,834)              --
    Accrued expenses                                                                (48,866)              --
    Income taxes payable                                                            (81,176)              --
                                                                                  ---------        ---------
Net cash used in operating activities                                              (117,368)              --
                                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash received in acquisition of interLAN                                      152,239               --
                                                                                  ---------        ---------
Net cash provided by investing activities                                           152,239               --
                                                                                  ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of notes payable                                                         (174,738)              --
  Payment to purchasers of discontinued operations                                  (31,614)              --
                                                                                  ---------        ---------
Net cash used in financing activities                                              (206,352)              --
                                                                                  ---------        ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS               (171,481)              --
CASH AND CASH EQUIVALENTS AT beginning of period from continuing operations         750,000               --
                                                                                  ---------        ---------
CASH AND CASH EQUIVALENTS, end of period                                          $ 578,519        $      --
                                                                                  =========        =========


See accompanying notes to condensed consolidated financial statements.
                                                                       Continued

ONSPAN NETWORKING, INC. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)
(CONTINUED)

                                                                              2000               1999
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                                $       697        $    84,260
  Income taxes                                                            $    81,176        $        --

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of interLAN:
  Fair value of assets acquired, excluding cash                           $ 1,100,296
  Liabilities assumed                                                        (915,035)
  Stock issued                                                               (337,500)
                                                                          -----------
    Cash acquired in excess of cash paid                                     (152,239)
    Cash paid                                                                (150,000)
                                                                          -----------
  Cash acquired                                                           $   302,239
                                                                          ===========

Financed insurance premiums                                               $    42,180


See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
(UNAUDITED)


A        ORGANIZATION

         OnSpan Networking, Inc. (the "Company" or "OnSpan"), a Nevada corporation, is a holding company that develops data communications and networking infrastructure solutions and provides consulting services for business, government and education. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, interLAN Communications, Inc. ("interLAN") (http://www.interlancom.com). OnSpan changed its name from Network Systems International, Inc. effective February 14, 2001.

         On November 10, 2000, OnSpan completed the acquisition of 100% of the issued and outstanding common stock of interLAN, a Virginia corporation, in exchange for $150,000 in cash, 250,000 shares of the common stock of OnSpan and promissory notes in the amount of $150,000.

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

         Effective September 30, 2000, the Company completed the sale of all operating lines of business to its former management group. Until the sale, it was a vertical market company that was the developer of the net collection(TM) and Primac software systems. These products are suites of supply chain management and enterprise-wide software products for the textile, apparel, home furnishing, and printing industries. The Company offered hardware products as well as consulting and implementation services in order to provide a solution to its customer's technology needs.

         The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2000, which is included in the Company's Form 10-KSB for the year ended September 30, 2000.

         The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

         Certain reclassifications of the amounts presented for the comparative period have been made to conform to the current presentation.

B.       ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, interLAN Communications, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         Cash and cash equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Property and equipment - Property and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed using an accelerated method for both financial and tax purposes based upon the useful lives of the assets.

         Goodwill - Goodwill represents the excess of the cost of interLAN over the fair market value of identifiable net assets at the date of acquisition. Goodwill is amortized on a straight-line basis over 5 years. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscounted cash flows of the underlying businesses.

         Revenue recognition - Revenue from product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied.

         Stock option plans - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

         Deferred income taxes - Deferred income taxes are provided for temporary differences between financial and tax reporting in accordance with the liability method under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

         Earnings per common share - Earnings per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

         Estimates - Use of estimates and assumptions are made by management in the preparation of the financial statements in conformity with generally accepted accounting principles that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

C.       ACQUISITION OF INTERLAN COMMUNICATIONS, INC.

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

         The transaction is accounted for using the purchase method of accounting, with the assets and liabilities of InterLAN being recorded at fair values. The transaction resulted in goodwill in the amount of $409,832, which will be amortized over five years. Unaudited pro forma results of operations for the quarter ended December 31, 2000 and 1999, as if the acquisition had occurred as of the beginning of each period, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma results exclude the results of discontinued operations. The purchase price allocation is a preliminary estimate and the actual amounts could differ from this estimate.

                                                                         2000              1999

         Sales                                                      $ 1,579,490        $   718,626
                                                                    ===========        ===========
         Net earnings (loss) from continuing operations             $   (33,994)       $   (30,045)
         Dividends on preferred shares                                       --              8,949
                                                                    -----------        -----------
         Net earnings (loss) applicable to common shares            $   (33,994)       $   (38,994)
                                                                    ===========        ===========

         Earnings (loss) per common share, basic and diluted:
           Net earnings (loss) from continuing operations           $      (.00)       $      (.01)
                                                                    ===========        ===========

D.       NOTES PAYABLE

         In connection with the Stock Purchase Agreement and transactions discussed in Note H, the Company entered into an Assignment and Assumption Agreement with the Company's lender whereby the Company committed to remit $3,000,000 of the proceeds from the transactions to the lender in exchange for a release from any further liability under a revolving credit agreement assigned to the discontinued operations. As a result, the debt under this agreement has been shown as a current liability in the accompanying balance sheet. By December 31, 2000, the Company had made payments that reduced the balance to $618,675. Subsequent to December 31, 2000, the remaining balance of the note was paid. The Company shall be fully and completely released and discharged of all of its obligations with the lender on April 11, 2001, including any guaranty of $400,000 of debt assigned to the discontinued operation.

         The Company incurred additional debt in the amount of $42,180 to finance insurance premiums, which had been paid down to $37,655 at December 31, 2000.

E.       EARNINGS PER SHARE

         The following data for the three months ended December 31, 2000 and 1999 shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                              2000               1999

         Loss from continuing operations                                 $    (12,348)       $         --
         Less preferred stock dividends                                            --               8,949
                                                                         ------------        ------------
         Loss available to common shareholders used in basic
          and diluted EPS                                                     (12,348)             (8,949)
                                                                         ============        ============

         Earnings (loss) from discontinued operations available to
          common shareholders used in basic and diluted EPS              $         --        $   (702,488)
                                                                                             ============


         Weighted average number of common shares used in basic
          and diluted EPS                                                  10,162,736           7,783,484
                                                                         ============        ============

         At December 31, 2000 and 1999, all common stock equivalents were antidilutive and are not included in the earnings per share calculations. The Company has 197,000 and 748,000 options to purchase common shares and 3,268 and 3,505 shares of preferred stock that were antidilutive and are not included in the earnings per share calculations for 2000 and 1999, respectively.

F.       INCOME TAXES

         Income tax expense for continuing operations for the three months ended December 31, 2000 and 1999 consists of:

                                                   2000          1999
         Current tax expense:
                  Federal                        $  9,300        $ --
                  State                             1,700          --
                                                 --------        ----
                                                   11,000          --
         Deferred tax expense                     (18,700)         --
                                                 --------        ----
                  Total income tax expense       $ (7,700)       $ --
                                                 ========        ====

         Actual income tax expense applicable to earnings, from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense as follows for the three months ended December 31, 2000 and 1999:

                                                              2000          1999
         "Normally expected" income tax expense             $(6,800)       $  --
         Increase (decrease) in taxes resulting from:
         State income taxes, net of Federal income             (900)          --
           tax benefit
         Nondeductible meals and other                           --           --
                                                            -------        -----
                                                            $(7,700)       $  --
                                                            =======        =====

         The deferred income tax assets at December 31, 2000 are comprised of the following:

                                                       CURRENT      NONCURRENT
         Allowance for bad debts                       $15,200       $    --
         Goodwill                                           --         3,500
                                                       -------       -------
             Net deferred income tax liabilities       $15,200       $ 3,500
                                                       =======       =======

G.       STOCK OPTIONS

         During 1999, the Company adopted the Network Systems International, Inc. "1999 Long Term Stock Incentive Plan." The maximum number of shares available under the plan is 500,000 of shares, which are authorized but unissued. As of December 31, 2000, none of the shares authorized under the plan have been issued. Under the terms of the plan, the options expire after 10 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the three months ended December 31, 2000.

                                                                                     OPTIONS OUTSTANDING
                                                            OPTIONS                  -------------------
                                                           AVAILABLE                           WEIGHTED AVERAGE
                                                           FOR GRANT             OPTIONS         EXERCISE PRICE

                  Balance at September 30, 2000             274,000              226,000             $4.18
                                                           --------             --------             -----

                  Granted                                  (197,000)             197,000              1.26
                  Exercised                                      --                   --                --
                  Cancelled                                 226,000             (226,000)             4.18
                                                           --------             --------             -----

                  Balance at December 31, 2000              303,000              197,000             $1.26
                                                           ========             ========             =====

         The employee option grants provide that the option will be cancelled sixty days after an employee leaves employment with the Company. As a result of the transactions discussed in Note H, Divestitures, the remaining options outstanding at September 30, 2000 were cancelled on November 29, 2000, as all employees left employment with the Company effective September 30, 2000.

         SFAS No. 123 "Accounting for Stock Based Compensation" ("SFAS 123"), requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees and consultants.

         SFAS No. 123 pro forma numbers are as follows for the three-months ended December 31, 2000 and 1999:

                                                                         2000              1999

         Actual net loss                                               $ (12,348)      $ (702,488)
         Pro forma net loss                                            $ (27,886)      $ (702,488)
         Pro forma basic and diluted net loss per share                $   (0.00)      $    (0.09)

         Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. At December 31, 2000, the following weighted average assumptions were used: risk-free interest rate of 6.0%, no expected dividends, a volatility factor of 122.97%, and a weighted average expected life of the options of 1 year.

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

H.       DIVESTITURES

         Effective September 30, 2000, the Company sold its interest in its wholly owned subsidiaries, Network Systems International of North Carolina, Inc. and Vercom Software, Inc. to its former management group for $3,000,000, $1,500,000 in cash at closing and $1,500,000 in notes receivable. The discontinued operations during the three months ended December 31, 1999 were as follows:

                                                                                     1999
              Net sales                                                           $ 2,357,654
                                                                                  ===========
              Loss before income tax benefit                                       (1,096,109)
              Income tax benefit                                                     (393,621)
                                                                                  -----------
              Net loss from discontinued operations                               $  (702,488)
                                                                                  ===========

         The notes receivable in the amount of $1,500,000 were collected in January 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



         From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates, trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns.

         The Company's continuing operations consist of the operations of interLAN. InterLAN is a provider of data communications and networking infrastructure solutions and consulting for business, government and education. InterLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN's products assist in the transmission of data, voice, and Internet information.


A.       LIQUIDITY AND CAPITAL RESOURCES

         Because of the nature of the fiber optics and data and optical communications industry, the Company is seeking acquisitions and alliances that will: (i) add key technologies that can leverage the business, (ii) broaden product offerings, and (iii) expand marketing opportunities. In November 2000, the Company acquired interLAN and expects to continue to pursue other potential acquisitions.

         During the three months ended December 31, 2000, working capital decreased $50,901 to $1,368,099 from $1,419,000, including the effects of the acquisition of interLAN. During this same period, stockholders' equity increased $353,136 to $1,772,136 from $1,419,000. The increase in stockholders' equity is primarily due to the common stock issued as a part of the purchase of interLAN.

         The Company has not budgeted any significant capital expenditures for the current fiscal year for its current operations.

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

B.       RESULTS OF OPERATIONS

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


         SALES AND COST OF SALES - The Company's sales consist solely of those provided by interLAN. Pro forma sales for the three months ended December 31, 2000 were $1,579,490 as compared to $718,626 for the year earlier period, an increase of $860,864 (120%). The Company has expanded its marketing to include both new and used equipment. Future sales increases are dependant upon the ability of the Company's management to continue to expand sales to existing customers and to seek and secure new customers. During an economic downturn, which the country is currently experiencing, most companies in similar businesses have found customers with substantially lowered budgets for computers and associated equipment. The Company has managed to continue to increase sales and maintain a gross profit percentage of 20% before salaries, wages and other selling, general and administrative expenses, although its ability to continue will be impacted by the current economic situation in the country.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $232,337 during the three months ended December 31, 2000 ($301,725 on a pro forma basis, as if interLAN were acquired on October 1, 2000) as compared to $166,626, on a pro forma basis for interLAN only, during the three months ended December 31, 1999. The increase of $135,099 includes $71,715 for the Company and an increase of $63,384 for interLAN. The increase of 38% for interLAN is reasonable when compared to the 120% increase in sales for the same period. OnSpan's administrative costs include $40,000 for the completion of its audit for the year ended September 30, 2000, $11,290 for insurance, $11,842 for other professional services and $8,583 for other miscellaneous costs.

         INCOME TAXES - The Company provided $11,000 for current income taxes during the three months ended December 31, 2000 and recorded an $18,700 deferred income tax benefit due to providing an allowance for bad debts and due to the difference in amortization periods for goodwill, which resulted in a net benefit of $7,700.

         DISCONTINUED OPERATIONS - The operations of the Company, for the three months ended December 31, 1999, which were sold effective September 30, 2000, have been reclassified as loss from discontinued operations.

                           PART II - OTHER INFORMATION


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits - Not applicable

                  (b)      Reports on Form 8-K

                           (1) Form 8-K filed with the Securities and Exchange Commission on October 17, 2000 that reported the Company's sale of Network International Systems of North Carolina, Inc. and Vercom Software, Inc. and Form 8-K/A filed with the Securities and Exchange Commission on January 19, 2001 that reported the pro forma effect of the sale. No other financial statements were included.

                           (2) Form 8-K filed with the Securities and Exchange Commission on November 22, 2000 that reported the Company's acquisition of interLAN Communications, Inc. and Form 8-K/A filed with the Securities and Exchange Commission on January 19, 2001 that reported the pro forma effect of the acquisition and the audited financial statements of interLAN Communications, Inc. for the year ended December 31, 1999.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ONSPAN NETWORKING, INC.



Date: February 14, 2001                By:  /s/ Herbert Tabin
                                            -----------------------------------
                                            Herbert Tabin, President and
                                            Principal Accounting Officer