Form 10QSB
period 2001-03-31
ONSPAN NETWORKING INC
filed 2001-05-14
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934


                        For Quarter Ended: MARCH 31, 2001


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of March 31, 2001 was 10,624,544.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

ONSPAN NETWORKING, INC. AND SUBSIDIARY


                                      INDEX

                                                                          Page
                                                                          No.
                                                                          ---
Part I.  Unaudited Financial Information

Item 1.  Condensed Consolidated:
         Balance Sheet - March 31, 2001                                     3

         Statements of Operations -                                         4
         Three and Six Months Ended March 31, 2001 and 2000

         Statement of Stockholders' Equity -                                5
         Six Months Ended March 31, 2001

         Statements of Cash Flows -                                        6-7
         Six Months Ended March 31, 2001 and 2000

         Notes to Financial Statements -                                   8-15
         Six Months Ended March 31, 2001 and 2000

Item 2.  Managements Discussion and Analysis of Financial Condition       16-18
         and Results of Operations

Part II. Other Information                                                  19

ONSPAN NETWORKING, INC. AND SUBSIDIARY


CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2001
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                         $ 1,174,434
  Accounts receivable, less allowance of $10,000                        314,305
  Marketable equity securities                                          439,375
  Prepaid expenses                                                       64,915
  Income taxes receivable                                               119,457
  Deferred income taxes                                                  31,000
                                                                    ------------
Total current assets                                                  2,143,486
Property and equipment, net                                              20,155
Goodwill, less accumulated amortization of $34,151                      375,681
Deferred income taxes                                                     8,700
                                                                    ------------
                                                                    $ 2,548,022
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable                                                     $    25,936
  Accounts payable                                                      128,770
  Accrued expenses                                                      100,382
  Amounts due to purchasers of discontinued operations                   74,804
  Due to shareholders                                                     2,186
                                                                    ------------
Total current liabilities                                               332,078

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 12,500                         3
    shares; issued and outstanding 3,268 shares;
    liquidation preference $326,800
  Common stock, $.001 par value.  Authorized 100,000,000                 10,624
   shares; issued and outstanding 10,624,544 shares
  Paid-in capital                                                     7,272,268
  Retained earnings                                                  (5,066,951)
                                                                    ------------
Total stockholders' equity                                            2,215,944
                                                                    ------------
                                                                    $ 2,548,022
                                                                    ============

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)

                                           THREE MONTHS ENDED               SIX MONTHS ENDED
                                                MARCH 31,                       MARCH 31,
                                          2001             2000           2001             2000
                                      -------------   -------------   -------------   -------------
SALES AND REVENUES                    $    515,933    $          -    $  1,499,942    $          -

COSTS AND EXPENSES:
  Cost of goods sold                       417,621               -       1,191,431               -
  Salaries and wages                        98,630               -         198,141               -
  Other selling, general and
    administrative expenses                103,785               -         236,611               -
                                      -------------   -------------   -------------   -------------
                                           620,036               -       1,626,183               -
                                      -------------   -------------   -------------   -------------
Earnings (loss) from operations           (104,103)              -        (126,241)              -

OTHER INCOME (EXPENSE):
  Interest income                            2,283               -           5,070               -
  Unrealized gain on marketable
    equity securities                       17,575               -          17,575               -
  Interest expense                            (746)              -          (1,443)              -
                                      -------------   -------------   -------------   -------------
    Total other income (expense)            19,112               -          21,202               -
                                      -------------   -------------   -------------   -------------
LOSS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                  (84,991)              -        (105,039)              -
INCOME TAX EXPENSE                         (32,000)              -         (39,700)              -
                                      -------------   -------------   -------------   -------------
LOSS FROM CONTINUING OPERATIONS            (52,991)              -         (65,339)              -
LOSS FROM DISCONTINUED OPERATIONS                -        (739,866)              -      (1,442,354)
                                      -------------   -------------   -------------   -------------
NET LOSS                              $    (52,991)   $   (739,866)   $    (65,339)   $ (1,442,354)
DIVIDENDS ON PREFERRED SHARES                    -           8,343               -          17,292
                                      -------------   -------------   -------------   -------------
NET LOSS APPLICABLE TO
  COMMON SHARES                       $    (52,991)   $   (748,209)   $    (65,339)   $ (1,459,646)
                                      =============   =============   =============   =============


NET EARNINGS (LOSS) PER SHARE
  BASIC AND DILUTED                   $      (0.01)   $      (0.00)   $      (0.01)   $      (0.00)
                                      =============   =============   =============   =============
  DISCONTINUED OPERATIONS             $          -    $      (0.10)   $          -    $      (0.19)
                                      =============   =============   =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC                                 10,295,654       7,803,154      10,228,465       7,795,786
                                      =============   =============   =============   =============
  DILUTED                               10,295,654       7,803,154      10,228,465       7,795,786
                                      =============   =============   =============   =============

See accompanying notes to condensed consolidated financial statements.

                                                 4

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2001
(UNAUDITED)

                                         Preferred Stock              Common Stock           Paid-in       Retained
                                      Shares       Par Value      Shares       Par Value     Capital       Earnings        Total
                                   ------------  ------------  ------------  ------------  ------------  ------------   ------------
BALANCE, September 30, 2000              3,268   $         3     9,989,171   $     9,989   $ 6,410,620   $(5,001,612)   $ 1,419,000
Acquisition of interLAN                      -             -       250,000           250       337,250             -        337,500
Issuance of restricted
 common stock:
   For services                              -             -        22,000            22        27,962             -         27,984
   For marketable securities                 -             -       313,373           313       421,486             -        421,799
Exercise of common stock
 options                                                            50,000            50        74,950                       75,000
Net income (loss)                            -             -             -             -             -       (65,339)       (65,339)
                                   ------------  ------------  ------------  ------------  ------------  ------------   ------------
BALANCE, March 31, 2001                  3,268   $         3    10,624,544   $    10,624   $ 7,272,268   $(5,066,951)   $ 2,215,944
                                   ============  ============  ============  ============  ============  ============   ============

See accompanying notes to condensed consolidated financial statements.

                                                                 5

ONSPAN NETWORKING, INC. AND SUBSIDIARY


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


                                                          2001          2000
                                                     ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                             $   (65,339)   $(1,442,354)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Loss from discontinued operations, net of tax                -      1,442,354
  Depreciation and amortization                           38,432              -
  Deferred income taxes                                  (39,700)             -
  Unrealized gain from marketable securities             (17,575)             -
  Allowance for bad debts                                 10,000              -
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Accounts receivable                                  348,526              -
    Notes receivable                                   1,500,000              -
    Prepaid expenses                                     (22,735)             -
    Accounts payable                                    (505,331)             -
    Accrued expenses                                      38,682              -
    Income taxes payable                                 (81,176)             -
                                                     ------------   ------------
Net cash provided by operating activities              1,203,784              -
                                                     ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash received in acquisition of interLAN           152,239              -
  Capital expenditures                                   (19,843)             -
                                                     ------------   ------------
Net cash provided by investing activities                132,396              -
                                                     ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of common stock options                        75,000              -
  Payment of notes payable                              (805,132)             -
  Payment of notes payable to shareholders              (150,000)
  Payment to purchasers of discontinued operations       (31,614)             -
                                                     ------------   ------------
Net cash used in financing activities                   (911,746)             -
                                                     ------------   ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS FROM
  CONTINUING OPERATIONS                                  424,434              -
CASH AND CASH EQUIVALENTS, beginning of period
  from continuing operations                             750,000              -
                                                     ------------   ------------
CASH AND CASH EQUIVALENTS, end of period             $ 1,174,434    $         -
                                                     ============   ============

See accompanying notes to condensed consolidated financial statements.

                                                                       Continued

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)
(CONTINUED)

                                                                          2001           2000
                                                                      ------------   ------------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest                                                            $     1,443    $   138,665
  Income taxes                                                        $    81,176    $         -
                                                                      ------------   ------------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
Purchase of interLAN:
  Fair value of assets acquired, excluding cash                       $ 1,100,296
  Liabilities assumed                                                    (915,035)
  Stock issued                                                           (337,500)
                                                                      ------------
    Cash acquired in excess of cash paid                                 (152,239)
    Cash paid                                                            (150,000)
                                                                      ------------
  Cash acquired                                                       $   302,239
                                                                      ============

Financed insurance premiums                                           $    42,180
Issuance of common stock in exchange for
  marketable securities                                               $   421,799

See accompanying notes to condensed consolidated financial statements.

                                                7

ONSPAN NETWORKING, INC. AND SUBSIDIARY


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)


A        ORGANIZATION

         OnSpan Networking, Inc. (the "Company" or "OnSpan"), a Nevada corporation, is a holding company that develops data communications and networking infrastructure solutions and provides consulting services for business, government and education. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, interLAN Communications, Inc. ("interLAN")(http://www.interlancom.com). OnSpan changed its name from Network Systems International, Inc. effective February 14, 2001.

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

         Investment securities - Investments are classified into three categories as follows:

         o Trading securities reported at fair value with unrealized gains and losses included in earnings;
         o Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income;
         o        Held-to-maturity securities reported at amortized cost.

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

C.       MARKETABLE INVESTMENT SECURITIES

         The amortized cost of investment securities as shown in the accompanying balance sheet and their estimated market value at March 31, 2001 is as follows:

                                                                      2001
         Trading securities:
                  Cost                                             $ 421,800
                  Unrealized gain                                     17,575
                                                                   ----------
                                                                   $ 439,375
                                                                   ==========

         The Company included an unrealized gain in the amount of $17,575 in earnings for the three and six month periods ended March 31, 2001, respectively.

D.       ACQUISITION OF INTERLAN COMMUNICATIONS, INC.

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

         The transaction is accounted for using the purchase method of accounting, with the assets and liabilities of InterLAN being recorded at fair values. The transaction resulted in goodwill in the amount of $409,832, which will be amortized over five years. Unaudited pro forma results of operations for the six-month periods ended March 31, 2001 and 2000, as if the acquisition had occurred as of the beginning of each period, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma results exclude the results of discontinued operations. The purchase price allocation is a preliminary estimate and the actual amounts could differ from this estimate.

                                                     2001            2000

         Sales                                   $ 2,095,423    $ 1,260,160
                                                 ============   ============
         Net earnings (loss) from
           continuing operations                     (86,985)       (39,801)
         Dividends on preferred shares                     -         17,292
                                                 ------------   ------------
         Net earnings (loss) applicable
            to common shares                     $   (86,985)   $   (57,093)
                                                 ============   ============

         Net earnings (loss) per common share,
           basic and diluted, from continuing
           operations                            $      (.01)   $      (.01)
                                                 ============   ============

E.       NOTES PAYABLE

         In connection with the Stock Purchase Agreement and transactions discussed in Note I, the Company entered into an Assignment and Assumption Agreement with the Company's lender whereby the Company committed to remit $3,000,000 of the proceeds from the transactions to the lender in exchange for a release from any further liability under a revolving credit agreement assigned to the discontinued operations. The Company's commitment has now been fully paid. The Company was fully and completely released and discharged of all of its obligations with the lender on April 11, 2001, including any guaranty of $400,000 of debt assigned to the discontinued operation.

         The Company incurred additional debt in the amount of $42,180 to finance insurance premiums, which had been paid down to $25,936 at March 31, 2001.

F.       EARNINGS PER SHARE

         The following data for the six months ended March 31, 2001 and 2000 shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                        2001            2000

         Loss from continuing operations           $    (65,339)   $          -
         Less preferred stock dividends                       -          17,292
                                                   -------------   -------------
         Loss available to common shareholders
           used in basic and diluted EPS           $    (65,339)   $    (17,292)
                                                   =============   =============

         Loss from discontinued operations
           available to common shareholders
           used in basic and diluted EPS           $          -    $ (1,442,354)
                                                   =============   =============

         Weighted average number of common shares
           used in basic and diluted EPS             10,228,465       7,795,786
                                                   =============   =============

         The following data for the three months ended March 31, 2001 and 2000 shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                        2001            2000

         Loss from continuing operations           $    (52,991)   $          -
         Less preferred stock dividends                       -           8,343
                                                   -------------   -------------
         Loss available to common shareholders
           used in basic and diluted EPS           $    (52,991)   $     (8,343)
                                                   =============   =============

         Loss from discontinued operations
           available to common shareholders
           used in basic and diluted EPS           $          -    $   (739,866)
                                                   =============   =============

         Weighted average number of common shares
           used in basic and diluted EPS             10,295,654       7,803,154
                                                   =============   =============

         At March 31, 2001 and 2000, all common stock equivalents were antidilutive and are not included in the earnings per share calculations. The Company has 147,000 and 748,000 options to purchase common shares and 3,268 and 3,505 shares of preferred stock that were antidilutive and are not included in the earnings per share calculations for 2001 and 2000, respectively.

F.       INCOME TAXES

         Income tax expense for continuing operations for the six months ended March 31, 2001 and 2000 consists of:

                                                     2001         2000

         Current tax expense:
                  Federal                         $      -     $      -
                  State                                  -            -
                                                  ---------    ---------
         Deferred tax expense                      (39,700)           -
                                                  ---------    ---------
                  Total income tax expense        $(39,700)    $      -
                                                  =========    =========

         Actual income tax expense applicable to earnings, from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense as follows for the six months ended March 31, 2001 and 2000:

                                                      2001        2000

         "Normally expected" income tax expense    $(35,700)   $      -
         State income taxes, net of Federal
           Income tax benefit                        (4,200)          -
         Non-deductible meals and other                 200           -
                                                   ---------   ---------
                                                   $(39,700)   $      -
                                                   =========   =========

         The deferred income tax assets at March 31, 2001 are comprised of the following:

                                                    CURRENT    NONCURRENT

         Net operating loss                        $ 33,900    $      -
         Allowance for bad debts                      3,800           -
         Marketable equity securities                (6,700)          -
         Goodwill                                         -       8,700
                                                   ---------   ---------
             Net deferred income tax assets        $ 31,000    $  8,700
                                                   =========   =========

G.       STOCK OPTIONS

         During 1999, the Company adopted the Network Systems International, Inc. "1999 Long Term Stock Incentive Plan." The maximum number of shares available under the plan is 500,000 of shares, which are authorized but unissued. As of March 31, 2001, 50,000 of the shares authorized under the plan have been issued. Under the terms of the plan, the options expire after 10 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the six months ended March 31, 2001.

                                                         OPTIONS OUTSTANDING
                                           OPTIONS       -------------------
                                          AVAILABLE            WEIGHTED AVERAGE
                                          FOR GRANT    OPTIONS  EXERCISE PRICE

         Balance, Sept. 30, 2000           274,000     226,000    $   4.18
                                          ---------   ---------   ---------

         Granted                          (197,000)    197,000        1.26
         Exercised                               -     (50,000)       1.50
         Cancelled                         226,000    (226,000)       4.18
                                          ---------   ---------   ---------

         Balance, March 31, 2001           303,000     147,000    $   1.22
                                          =========   =========   =========

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

         SFAS No. 123 pro forma numbers are as follows for the six-months ended March 31, 2001 and 2000:

                                                2001            2000

         Actual net loss                   $    (65,339)   $(1,442,354)
                                           =============   ============
         Pro forma net loss                $    (96,414)   $(1,442,354)
                                           =============   ============
         Pro forma basic and diluted net
           loss per share                  $       (.01)   $      (.19)
                                           =============   ============

         Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. At March 31, 2001, the following weighted average assumptions were used: risk-free interest rate of 6.0%, no expected dividends, a volatility factor of 122.97%, and a weighted average expected life of the options of 1 year.

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

H.       DIVESTITURES

         Effective September 30, 2000, the Company sold its interest in its wholly owned subsidiaries, Network Systems International of North Carolina, Inc. and Vercom Software, Inc. to its former management group for $3,000,000, $1,500,000 in cash at closing and $1,500,000 in notes receivable. The discontinued operations during the six months ended March 31, 2000 were as follows:

                                                     2000

         Net sales                               $ 5,012,789
                                                 ============
         Loss before income tax benefit           (2,171,620)
         Income tax benefit                         (729,266)
                                                 ------------
         Net loss from discontinued operations   $(1,442,354)
                                                 ============

         The notes receivable in the amount of $1,500,000 were collected in January 2001.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------


         From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns.

         The Company's continuing operations consist of the operations of interLAN. InterLAN is a provider of data communications and networking infrastructure solutions and also provides consulting for business, government and education. InterLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN's products assist in the transmission of data, voice, and Internet information.

         On April 18, 2001, the Company received a Nasdaq Staff Determination that the Company was no longer in compliance with the minimum $2,000,000 net tangible assets requirement for the Nasdaq Small Cap Market under Marketplace Rule 4310(c)(2)(B). Additionally, as of April 17, 2001 the Nasdaq staff determined that the Company's market capitalization was $19,494,225. Accordingly, the Company's securities were to be delisted from the Nasdaq Small Cap Market at the opening of business on April 26, 2001. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination pursuant to the procedures set forth in Nasdaq Marketplace Rule 4800. The hearing is scheduled for June 6, 2001. Until the Panel has made a decision the Company's stock will continue to trade on Nasdaq. There can be no assurance the Panel will grant the Company's request for continued listing. In the event the Panel does not grant the Company's request, the Company's stock will be eligible to trade in the over-the-counter market and would be quoted on the NASD Over The Counter Bulletin Board.

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

         During the six months ended March 31, 2001, working capital increased $392,408 to $1,811,408 from $1,419,000, including the effects of the acquisition of interLAN. The majority of the reason for the increase is a result of the common stock issued to acquire marketable securities, which have a value at March 31, 2001 of $439,375. During this same period, stockholders' equity increased $796,944 to $2,215,944 from $1,419,000. The increase in stockholders' equity is primarily due to the common stock issued as a part of the purchase of interLAN and the common stock issued to acquire marketable securities.

         The Company has not budgeted any significant capital expenditures for the current fiscal year for its current operations.

         The Company has adequate cash resources to meet its current needs. However, with the planned additional acquisitions, additional financial resources will be required. The Company expects to obtain sufficient working capital to accomplish its near-term objectives through sale of its unregistered common stock in a private placement. In the event the Company is unable to raise sufficient capital to complete its business plan, it may be required to delay implementation. Any significant delay in implementation of its business plan in an industry characterized by technological change could result in the loss of any edge they might have in the development of new technology. Additionally, in the event the Company's stock is delisted from the Nasdaq Small Cap Market and required to trade in the over-the-counter market, the Company's ability to raise additional equity capital may be sufficiently limited to require them to modify their business plan.

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

         SALES AND COST OF SALES - The Company's sales consist solely of those provided by interLAN. Pro forma sales for the six months ended March 31, 2001 were $2,095,423 as compared to $1,263,160 for the year earlier period, an increase of $832,263 (66%). Sales for the three months ended March 31, 2001 were $515,933 as compared to $544,534 during the same year earlier period, a decline of 5%. The Company has expanded its marketing to include both new and used equipment. Future sales increases are dependant upon the ability of the Company's management to continue to expand sales to existing customers and to seek and secure new customers. During an economic downturn, which the country is currently experiencing, most companies in similar businesses have found customers with substantially lowered budgets for computers and associated equipment. The Company has managed to continue to increase sales and maintain a gross profit percentage of approximately 20% before salaries, wages and other selling, general and administrative expenses, although its ability to continue will be impacted by the current economic situation in the country. The Company experienced a 5% decline in sales during the quarter ended March 31, 2001 as compared to the same year earlier period, which the Company attributes primarily to the economic downturn. However, preliminary results for April indicate that certain sales that might normally have been completed during the quarter ended March 31, 2001 may only have been delayed until the quarter ending June 30, 2001.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $434,752 during the six months ended March 31, 2001 ($504,140 on a pro forma basis, as if interLAN were acquired on October 1, 2000) as compared to $270,857, on a pro forma basis for interLAN only, during the six months ended March 31, 2000. The increase of $233,283 includes $100,588 for the Company and an increase of $132,695 for interLAN. The interLAN increase includes $34,151 in goodwill amortization; accordingly the operating costs increased $98,544 or 36% during the period when sales increased 66%. The majority of the increase is a result of higher compensation costs. OnSpan's administrative costs include $40,000 for the completion of its audit for the year ended September 30, 2000, $19,578 for insurance, $19,195 for other professional services and $21,815 for other miscellaneous costs.

         INCOME TAXES - The Company recorded $39,700 in deferred income tax benefits that included benefit for a net operating loss of $33,900 and other net benefits of $5,800.

         DISCONTINUED OPERATIONS - The operations of the Company, for the three and six months ended March 31, 2000, which were sold effective September 30, 2000, have been reclassified as loss from discontinued operations.

                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits - Not applicable
         (b)      Reports on Form 8-K
                  (1) Form 8-K filed with the Securities and Exchange Commission on October 17, 2000 that reported the Company's sale of Network International Systems of North Carolina, Inc. and Vercom Software, Inc. and Form 8-K/A filed with the Securities and Exchange Commission on January 19, 2001 that reported the pro forma effect of the sale. No other financial statements were included.
                  (2) Form 8-K filed with the Securities and Exchange Commission on November 22, 2000 that reported the Company's acquisition of interLAN Communications, Inc. and Form 8-K/A filed with the Securities and Exchange Commission on January 19, 2001 that reported the pro forma effect of the acquisition and the audited financial statements of interLAN Communications, Inc. for the year ended December 31, 1999.
                  (3) Form 8-K filed with the Securities and Exchange Commission on February 7, 2001 that reported the dismissal of its former principal accountants, KPMG LLP of Greensboro, North Carolina and the engagement of Daszkal Bolton Manela Devlin & Co. of Boca Raton, Florida, as the principal accountants for the Company.


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            ONSPAN NETWORKING, INC.



     Date: May 11, 2001             By:     /s/ Herbert Tabin
                                            ------------------------------------
                                            Herbert Tabin, President



     Date: May 11, 2001             By:     /s/ Marissa Dermer
                                            ------------------------------------
                                            Marissa Dermer, Chief Financial
                                            and Principal Accounting Officer