Form 10QSB
period 2001-06-30
ONSPAN NETWORKING INC
filed 2001-08-13
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2001


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

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of June 30, 2001 was 11,574,619.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

OnSpan Networking, Inc. and Subsidiary

                                      INDEX

                                                                         Page
                                                                          No.
                                                                         ----
Part I.   Unaudited Financial Information

  Item 1. Condensed Consolidated:
          Balance Sheet - June 30, 2001                                    3

          Statements of Operations -                                       4
          Three and Nine Months Ended June 30, 2001 and 2000

          Statement of Stockholders' Equity -                              5
          Nine Months Ended June 30, 2001

          Statements of Cash Flows -                                      6-7
          Nine Months Ended June 30, 2001 and 2000

          Notes to Financial Statements -                                 8-16
          Nine Months Ended June 30, 2001 and 2000

  Item 2. Managements Discussion and Analysis of Financial               17-19
          Condition and Results of Operations

Part II.  Other Information                                               19

OnSpan Networking, Inc. and Subsidiary

Condensed Consolidated Balance Sheet
June 30, 2001
(Unaudited)



Assets

Current assets
  Cash and cash equivalents                                                                       $        1,514,861
  Accounts receivable, less allowance of $10,000                                                             367,919
  Marketable equity securities                                                                               975,850
  Inventory                                                                                                    3,975
  Prepaid expenses                                                                                            56,056
  Income taxes receivable                                                                                    119,457
                                                                                                  -------------------
Total current assets                                                                                       3,038,118
Property and equipment, net                                                                                   24,131
Goodwill, less accumulated amortization of $54,643                                                           355,189
Deferred income taxes                                                                                         13,900
                                                                                                  -------------------
                                                                                                  $        3,431,338
                                                                                                  ===================

Liabilities and Stockholders' Equity

Current liabilities
  Notes payable                                                                                   $           11,632
  Accounts payable                                                                                           230,222
  Accrued expenses                                                                                            48,543
  Accrued dividend                                                                                            24,313
  Amounts due to purchasers of discontinued operations                                                        70,460
  Due to shareholders                                                                                          2,186
  Deferred income taxes                                                                                      155,650
                                                                                                  -------------------
Total current liabilities                                                                                    543,006

Stockholders' equity
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,763 shares;
    liquidation preference $276,300                                                                                2
  Common stock, $.001 par value.  Authorized 100,000,000
   shares; issued and outstanding 11,574,619 shares                                                           11,575
  Paid-in capital                                                                                          7,671,319
  Retained earnings                                                                                       (4,794,564)
                                                                                                  -------------------
Total stockholders' equity                                                                                 2,888,332
                                                                                                  -------------------
                                                                                                  $        3,431,338
                                                                                                  ===================

See accompanying notes to condensed consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary


Condensed Consolidated Statements of Operations
Three and Nine Months Ended June 30, 2001 and 2000
(Unaudited)


                                                         Three Months Ended                       Nine Months Ended
                                                   June 30,                                 June 30,
                                                     2001                 2000                2001                 2000

Sales and revenues                              $       858,620    $                -   $       2,358,562   $                -

Costs and expenses:
  Cost of goods sold                                    731,795                     -           1,923,226                    -
  Salaries and wages                                     99,796                     -             297,937                    -
  Other selling, general and
    administrative expenses                             126,826                     -             363,437                    -
                                                ----------------   -------------------  ------------------  -------------------
                                                        958,417                     -           2,584,600                    -
                                                ----------------   -------------------  ------------------  -------------------
Earnings (loss) from operations                         (99,797)                    -            (226,038)                   -

Other income (expense):
  Interest income                                         7,552                     -              12,622                    -
  Gain on sale of marketable
    equity securities                                    16,299                                    16,299
  Unrealized gain (loss) on
    marketable equity securities                        554,475                     -             572,050                    -
  Interest expense                                         (378)                    -              (1,821)                   -
                                                ----------------   -------------------  ------------------  -------------------
    Total other income (expense)                        577,948                     -             599,150                    -
                                                ----------------   -------------------  ------------------  -------------------
Earnings (loss) before income taxes and
  discontinued operations                               478,151                     -             373,112                    -
Income tax expense                                      181,450                     -             141,750                    -
                                                ----------------   -------------------  ------------------  -------------------
Earnings (loss) from continuing operations              296,701                     -             231,362                    -
Loss from discontinued operations                             -            (1,079,317)                  -           (2,522,780)
                                                ----------------   -------------------  ------------------  -------------------
Net earnings (loss)                             $       296,701    $       (1,079,317)  $         231,362   $       (2,522,780)
Dividends on preferred shares                            24,314                 8,193              24,314               25,485
                                                ----------------   -------------------  ------------------  -------------------
Net earnings (loss) applicable to
  common shares                                 $       272,387    $       (1,087,510)  $         207,048   $       (2,548,265)
                                                ================   ===================  ==================  ===================

Net earnings (loss) per share
  Basic and diluted                             $          0.03    $            (0.00)  $            0.02   $            (0.00)
                                                ================   ===================  ==================  ===================
  Discontinued operations                       $             -    $            (0.14)  $               -   $            (0.33)
                                                ================   ===================  ==================  ===================

Weighted average shares outstanding
  Basic                                              10,651,524             7,805,544          10,369,484            7,799,027
                                                ================   ===================  ==================  ===================
  Diluted                                            10,972,028             7,805,544          10,677,300            7,799,027
                                                ================   ===================  ==================  ===================

See accompanying notes to condensed consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary


Condensed Consolidated Statement of Stockholders' Equity
Nine Months Ended June 30, 2001
(Unaudited)


                                    Preferred Stock           Common Stock           Paid-in        Retained
                                   Shares  Par Value      Shares      Par Value      Capital        Earnings           Total
                                  -------- ---------- ------------- ------------ --------------- --------------- ----------------

Balance, September 30, 2000         3,268  $       3     9,989,171  $     9,989  $    6,410,620  $   (5,001,612) $     1,419,000
Conversion of preferred stock        (505)        (1)       25,250           26             (24)              -                1
Acquisition of interLAN                 -          -       250,000          250         337,250               -          337,500
Issuance of restricted
 common stock:
   For services                         -          -        22,000           22          27,962               -           27,984
   For marketable securities            -          -       313,373          313         421,486               -          421,799
   For cash                             -          -       750,000          750         299,250               -          300,000
Exercise of common stock
 options                                -          -       224,825          225         174,775                          175,000
Dividend on preferred stock                                                                             (24,314)         (24,314)
Net income (loss)                       -          -             -            -               -         231,362          231,362
                                  -------- ---------- ------------- ------------ --------------- --------------- ----------------
Balance, June 30, 2001              2,763  $       2    11,574,619  $    11,575  $    7,671,319  $   (4,794,564) $     2,888,332
                                  ======== ========== ============= ============ =============== =============== ================


See accompanying notes to condensed consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary


Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2001 and 2000
(Unaudited)

                                                                                     2001                 2000

Cash flows from operating activities
Net income (loss)                                                              $         231,362   $        (2,522,780)
Adjustments to reconcile net income (loss) to net
 cash provided by operating activities:
  Loss from discontinued operations, net of tax                                                -             2,522,780
  Depreciation and amortization                                                           61,304                     -
  Deferred income taxes                                                                  141,750                     -
  Common stock issued for services                                                        27,984
  Unrealized gain from marketable securities                                            (572,050)                    -
  Gain on sale of marketable securities                                                  (16,299)
  Allowance for bad debts                                                                 10,000                     -
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Accounts receivable                                                                  294,912                     -
    Notes receivable                                                                   1,500,000                     -
    Inventory                                                                             (3,975)
    Prepaid expenses                                                                     (13,876)                    -
    Accounts payable                                                                    (403,880)                    -
    Accrued expenses                                                                     (41,141)                    -
    Income taxes payable                                                                 (81,176)                    -
                                                                              -------------------  --------------------
Net cash provided by operating activities                                              1,134,915                     -
                                                                              -------------------  --------------------

Cash flows from investing activities
  Proceeds from sale of marketable securities                                             34,299
  Net cash received in acquisition of interLAN                                           152,239                     -
  Capital expenditures                                                                   (26,198)                    -
                                                                              -------------------  --------------------
Net cash provided by investing activities                                                160,340                     -
                                                                              -------------------  --------------------

Cash flows from financing activities
  Sales of common stock                                                                  475,000                     -
  Payment of notes payable                                                              (819,436)                    -
  Payment of notes payable to shareholders                                              (150,000)
  Payment to purchasers of discontinued operations                                       (35,958)                    -
                                                                              -------------------  --------------------
Net cash used in financing activities                                                   (530,394)                    -
                                                                              -------------------  --------------------
Net increase in cash and cash equivalents from
  continuing operations                                                                  764,861                     -
Cash and cash equivalents, beginning of period
  from continuing operations                                                             750,000                     -
                                                                              -------------------  --------------------
Cash and cash equivalents, end of period                                      $        1,514,861   $                 -
                                                                              ===================  ====================

See accompanying notes to condensed consolidated financial statements.
                                                                                                        Continued

OnSpan Networking, Inc. and Subsidiary


Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2001 and 2000
(Unaudited)
(Continued)
                                                                                     2001                 2000

Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest                                                                    $            1,821   $           208,845
  Income taxes                                                                $           81,176   $                 -

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of interLAN:
  Fair value of assets acquired, excluding cash                               $        1,100,296
  Liabilities assumed                                                                   (915,035)
  Stock issued                                                                          (337,500)
                                                                              -------------------
    Cash acquired in excess of cash paid                                                (152,239)
    Cash paid                                                                           (150,000)
                                                                              -------------------
  Cash acquired                                                               $          302,239
                                                                              ===================

Financed insurance premiums                                                   $           42,180
Issuance of common stock in exchange for
  marketable securities                                                       $          421,799









See accompanying notes to condensed consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements
Nine Months Ended June 30, 2001 and 2000
(Unaudited)


A        Organization

         OnSpan Networking, Inc. (the "Company" or "OnSpan"), a Nevada corporation, is a holding company that develops data communications and networking infrastructure solutions and provides consulting services for business, government and education. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, interLAN Communications, Inc. ("interLAN")(http://www.interlancom.com). OnSpan changed its name from Network Systems International, Inc. effective February 9, 2001.

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

         On July 10, 1998 the Company's stock was officially approved for listing on the NASDAQ small cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. The Company now trades under the symbol ONSP.

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


C.       Marketable Investment Securities

         The amortized cost of investment securities as shown in the accompanying balance sheet and their estimated market value at June 30, 2001 is as follows:

                                                                    2001
         Trading securities:
                  Cost                                         $        403,800
                  Unrealized gain                                       572,050
                                                               -----------------
                                                               $        975,850
                                                               =================

         The Company included unrealized gains in the amount of $554,475 and $572,050 in earnings for the three and nine-month periods ended June 30, 2001, respectively.


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

         The transaction is accounted for using the purchase method of accounting, with the assets and liabilities of interLAN being recorded at fair values. The transaction resulted in goodwill in the amount of $409,832, which will be amortized over five years. Unaudited pro forma results of operations for the nine-month periods ended June 30, 2001 and 2000, as if the acquisition had occurred as of the beginning of each period, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma results exclude the results of discontinued operations.

                                                         2001              2000

         Sales                                    $      2,954,043     $    2,337,725
                                                  =================    ===============
         Net earnings (loss) from
           continuing operations                           209,716            (19,461)
         Dividends on preferred shares                      24,314             25,485
                                                  -----------------    ---------------
         Net earnings (loss) applicable
            to common shares                      $        185,402     $      (44,946)
                                                  =================    ===============

         Net earnings (loss) per common share,
           basic and diluted, from continuing
           operations                             $            .02     $         (.01)
                                                  =================    ===============

E.       Notes payable

         In connection with the Stock Purchase Agreement and transactions discussed in Note K, the Company entered into an Assignment and Assumption Agreement with the Company's lender whereby the Company committed to remit $3,000,000 of the proceeds from the transactions to the lender in exchange for a release from any further liability under a revolving credit agreement assigned to the discontinued operations. The Company's commitment has now been fully paid. The Company was fully and completely released and discharged of all of its obligations with the lender on April 11, 2001, including any guaranty of $400,000 of debt assigned to the discontinued operation.

         The Company incurred additional debt in the amount of $42,180 to finance insurance premiums. The balance was $11,632 at June 30, 2001.

F.       Stockholder's Equity

         On July 27, 2001, the Company filed a Form S-8 with the Securities and Exchange Commission reporting that on June 28, 2001, Herbert Tabin, the Company's Chief Executive Officer was issued and exercised 174,825 stock options, for a total of $100,000, under the long-term incentive plan. These stock options were exercised at a price of $.572.

         On June 28, 2001, the Company raised in a private financing $300,000 under 4(2) from three investors in exchange for 750,000 shares of the Company's restricted common stock.

G.       Earnings per share

         The following data for the nine months ended June 30, 2001 and 2000 shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                           2001              2000
         Income from continuing operations                      $         231,362    $                -
         Less preferred stock dividends                                    24,314                25,485
                                                                ------------------    ------------------
         Imcome(loss) available to common shareholders
           used in basic and diluted EPS                        $         207,048     $         (25,485)
                                                                ==================    ==================

         Loss from discontinued operations
           available to common shareholders
           used in basic and diluted EPS                        $               -     $      (2,522,780)
                                                                ==================    ==================

         Weighted average number of common shares
           used in basic EPS                                           10,369,484             7,799,027

         Effect of dilutive securities: stock options and
         Warrants                                                         307,816                     -
                                                                ------------------    ------------------

         Weighted average number of common shares
           used in diluted EPS                                         10,677,300             7,799,027
                                                                ==================    ==================

         The following data for the three months ended June 30, 2001 and 2000 shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                       2001                  2000

         Earnings from continuing operations                    $         296,701     $               -
         Less preferred stock dividends                                    24,314                 8,193
                                                                ------------------    ------------------
         Income(loss) available to common shareholders
           used in basic and diluted EPS                        $         272,387     $          (8,193)
                                                                ==================    ==================

         Loss from discontinued operations
           available to common shareholders
           used in basic and diluted EPS                        $               -     $      (2,522,780)
                                                                ==================    ==================

         Weighted average number of common shares
           used in basic EPS                                           10,651,524             7,805,544

         Effect of dilutive securities: stock options and
           warrents                                                       320,504                     -
                                                                ------------------    ------------------
         Weighted average number of common shares
           used in dilutive EPS                                        10,972,028             7,805,544
                                                                ==================    ==================

         At June 30, 2001 the Company had 172,00 options to purchase common shares and 2,763 shares of preferred stock, convertible into 138,150 shares of common stock included in the dilutive earnings per share calculations .

         At June 30, 2000, all common stock equivalents were antidilutive and are not included in the earnings per share calculations. The Company had 704,000 options to purchase common shares and 3,455 shares of preferred stock that were antidilutive and are not included in the earnings per share calculations for 2000.


H.       Income Taxes

         Income tax expense for continuing operations for the nine months ended June 30, 2001 and 2000 consists of:

                                                       2001            2000
         Current tax expense:
                  Federal                         $          -     $          -
                  State                                      -                -
                                                  -------------    -------------
                                                             -                -
         Deferred tax expense                          (141,750)              -
                                                  --------------   -------------
                  Total income tax expense        $    (141,750)   $          -
                                                  ==============   =============

         Actual income tax expense applicable to earnings, from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense as follows for the nine months ended June 30, 2001 and 2000:

                                                       2001             2000

         "Normally expected" income tax expense   $   (141,350)    $          -
         State income taxes, net of Federal
           Income tax benefit                             (600)               -
         Non-deductible meals and other                    200                -
                                                  -------------    -------------
                                                  $    (141,750)   $          -
                                                  ==============   =============

         The deferred income tax assets at June 30, 2001 are comprised of the following:

                                                    Current         Non-current
         Net operating loss                       $    57,700      $          -
         Marketable equity securities                (217,150)                -
         Allowance for bad debts                        3,800                 -
         Goodwill                                           -            13,900
                                                  ------------     -------------
             Net deferred income tax assets       $   (155,650)    $     13,900
                                                  =============    =============


I.       Legal Proceedings
         Canton Financial Services Corporation vs. Network Systems International, Inc., a Nevada corporation, Network Information Services, Inc., a North Carolina corporation, Network Investment Group, Inc., a North Carolina corporation, and Network Partners, L.L.C. , a North Carolina limited liability corporation; Hillsborough County Circuit Court Case No. 98-00657, Hillsborough County Florida - The Company is currently a party in a contract dispute in which the plaintiff, "Canton Financial Services Corporation", is seeking damages from the Company for an alleged breach of contract . The plaintiff is contending that the company owes Plaintiff a fee because it located an entity with which the Company merged. The Company is vigorously defending the case. The Company contends that it did not have a contract with the Plaintiff, and that it did not ratify the actions of the Renno Group, which did enter into a Consulting Agreement with the Plaintiff. The Company did have a contract with the Renno Group. The Plaintiff contends that it is entitled to between 340,000 shares and 600,000 shares of the Company's common stock. The amount of the Plaintiff's claim in dollars is difficult to quantify because it would depend upon the date the shares are valued. The Company also contends that the Plaintiff is estopped from pursuing its claim, because the Plaintiff took the position in another lawsuit that Renno alone was responsible for paying it under the Consulting Agreement.

         Prior Company management attempted without success to settle the case. The Company is now defending the case vigorously. Additionally, the Company has retained new counsel.

         There is still outstanding discovery from the Plaintiff. Trial previously set for Spring 2001 now may be set for Fall 2001. The likelihood of an unfavorable outcome is unknown. The Company has strong defenses, but it is possible that there will be an unfavorable outcome. It is impossible to precisely quantify the maximum potential loss to the Company, as any potential loss would depend on the valuation date of the stock.

J.       Stock Options
         During 1999, the Company adopted the Network Systems International, Inc. "1999 Long Term Stock Incentive Plan." The maximum number of shares authorized and available under the plan is 500,000 shares. As of June 30, 2001, 224,825 of the shares authorized under the plan have been issued. Under the terms of the plan, the options expire after 10 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the nine months ended June 30, 2001.

                                                    Options                  Options Outstanding
                                                   Available                         Weighted Average
                                                   For Grant            Options       Exercise Price
         Balance, September 30, 2000                  274,000            226,000      $      4.18
                                                     ---------          ---------     ------------

         Granted                                     (371,825)           371,825              .93
         Exercised                                          -           (224,825)             .78
         Cancelled                                    201,000           (201,000)            4.63
                                                     ---------          ---------     ------------

         Balance, June 30, 2001                       103,175            172,000      $      1.09
                                                     =========          =========     ============

         The employee option grants provide that the option will be cancelled sixty days after an employee leaves employment with the Company. As a result of the transactions discussed in Note H, Divestitures, 201,000 of the remaining options outstanding at September 30, 2000 were cancelled on November 29, 2000, as all employees left employment with the Company effective September 30, 2000.

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

         SFAS No. 123 pro forma numbers are as follows for the nine-month periods ended June 30, 2001 and 2000:

                                                 2001                2000

         Actual net income                  $     231,362     $      (2,522,780)
                                            ==============    ==================
         Pro forma net income (loss)        $     176,892     $      (2,522,780)
                                            ==============    ==================
         Pro forma basic and diluted net
           Income (loss) per share          $         .02     $            (.33)
                                            ==============    ==================

         Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. At June 30, 2001, the following weighted average assumptions were used: risk-free interest rate of 6.0%, no expected dividends, a volatility factor of 158.85%, and a weighted average expected life of the options of 1 year.

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

K.       Divestitures

         Effective September 30, 2000, the Company sold its interest in its wholly owned subsidiaries, Network Systems International of North Carolina, Inc. and Vercom Software, Inc. to its former management group for $3,000,000, $1,500,000 in cash at closing and $1,500,000 in notes receivable. The discontinued operations during the nine months ended June 30, 2000 were as follows:
                                                                     2000

              Net sales                                       $       6,569,496
                                                              ==================
              Loss before income tax benefit                         (3,603,509)
              Income tax benefit                                     (1,080,729)
                                                              ------------------
              Net loss from discontinued operations           $      (2,522,780)
                                                              ==================

         The notes receivable in the amount of $1,500,000 were collected in January 2001.

L.       Recent Accounting Pronouncements

         In June 1998, FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. In June, 1999, the FASB issued SFAS No. 137, Accounting for Derivative Instruments -- Deferral of the Effective date of SFAS Statement No. 133. SFAS No. 137 deferred the effective date of SFAS No.

         133 until June 15, 2000. The Company has adopted SFAS No. 133 as required for its first quarterly filing of fiscal year 2001. SFAS No. 133 shall be effective for all subsequent quarters and annual filings. The adoption of SFAS No. 133 did not have a material effect on the financial position or results of operations of the Company.

         In July 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. We believe that the adoption of SFAS No. 141 will not have a significant impact on our financial statements.

         In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. We are currently assessing but have not yet determined the impact of SFAS No. 142 on our financial position and results of operations.

         In June 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. The Company will adopt EITF Issue No. 00-25 effective January 1, 2002. The adoption of EITF Issue No. 00-25 is not expected to have a material impact on the Company's financial statements.

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

         On April 18, 2001, the Company received a Nasdaq Staff Determination that the Company was no longer in compliance with the minimum $2,000,000 net tangible assets requirement for the Nasdaq Small Cap Market under Marketplace Rule 4310(c)(2)(B). Additionally, as of April 17, 2001 the Nasdaq staff determined that the Company's market capitalization was $19,494,225. Accordingly, the Company's common stock was to be delisted from the Nasdaq SmallCap Market at the opening of business on April 26, 2001. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination pursuant to the procedures set forth in Nasdaq Marketplace Rule 4800. On June 6, 2001 the Company furnished the Nasdaq Listing Qualifications Panel with a plan of compliance. August 1, 2001, the Company was notified by the Panel that it failed to demonstrate a closing bid price of at least $1.00 per share for 30 consecutive trading days. The Company was invited to make an additional submission to the Panel to address the bid price deficiency. In correspondence dated August 8, 2001, the Company indicated that shareholders' equity at June 30, 2001 was approximately $2,900,000. Further, the Company represented that prior to June 30th it had closed a private placement and exercised options, for an additional $400,000. Accordingly, the Panel determined to continue the listing of the Company's securities on The Nasdaq SmallCap Market pursuant to the following exception: On or before November 7, 2001, the Company must evidence a closing price of at least $1.00 per share for a minimum of ten consecutive trading days. In order to comply with the terms of this exception, the Company must be able to demonstrate compliance with all requirements for continued listing on The Nasdaq SmallCap Market. In the event the Company fails to comply with any of the terms of the exception, the Company's securities may be delisted from the Nasdaq Stock Market.

A.       LIQUIDITY AND CAPITAL RESOURCES

         Because of the nature of the data and communications industry, the Company is seeking acquisitions and alliances that will: (i) add key technologies that can leverage the business, (ii) broaden product offerings, and (iii) expand marketing opportunities. In November 2000, the Company acquired interLAN and expects to continue to pursue other potential acquisitions.

         During the nine months ended June 30, 2001, working capital increased $1,076,112 to $2,495,112 from $1,419,000, including the effects of the acquisition of interLAN. The majority of the reason for the increase is a result of the common stock issued to acquire marketable securities, which have a value at June 30, 2001 of $975,850 and the cash received from the sale of common stock in the amount of $475,000. During this same period, stockholders' equity increased $1,469,332 to $2,888,332 from $1,419,000. The increase in stockholders' equity is primarily due to the common stock issued as a part of the purchase of interLAN, the common stock issued to acquire marketable securities and the common stock issued for cash consisting primarily of a private financing under which the Company raised $300,000 under 4(2) from three investors in exchange for 750,000 shares of the Company's restricted stock.

         The Company has not budgeted any significant capital expenditures for the current fiscal year for its current operations.

         The Company has adequate cash resources to meet its current needs. The Company anticipates to obtain sufficient working capital to accomplish its near-term objectives through the sale of its unregistered common stock in a private placement.


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

         SALES AND COST OF SALES - The Company's sales consist solely of those provided by interLAN. Pro forma sales for the nine months ended June 30, 2001 were $2,954,043 as compared to $2,337,725 for the year earlier period, an increase of $616,318 (26%). Sales for the three months ended June 30, 2001 were $858,620 as compared to $1,074,565 during the same year earlier period, a decline of 20%. The Company has expanded its marketing to include both new and used equipment. Future sales increases are dependant upon the ability of the Company's management to continue to expand sales to existing customers and to seek and secure new customers. During an economic downturn, which the country is currently experiencing, most companies in similar businesses have found customers with substantially lowered budgets for computers and associated equipment. During the three month period ended June 30, 2001, the Company experienced a gross profit percentage of approximately 15% before salaries, wages and other selling, general and administrative expenses, as compared to 18% for the nine-month period ended June 30, 2001. The Company experienced a 20% decline in sales during the quarter ended June 30, 2001 as compared to the same year earlier period, which the Company attributes primarily to the economic downturn.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $661,374 during the nine months ended June 30, 2001 ($730,762 on a pro forma basis, as if interLAN were acquired on October 1, 2000) as compared to $400,436, on a pro forma basis for interLAN only, during the nine months ended June 30, 2000. The increase of $330,326 includes $133,151 for OnSpan and an increase of $197,175 for interLAN. The interLAN increase includes $54,643 in goodwill amortization; accordingly the operating costs increased $142,532 or 35% during the period when sales increased 26%. The majority of the increase is a result of higher compensation costs. OnSpan's administrative costs include $40,000 for the completion of its audit for the year ended September 30, 2000, $32,763 for insurance, $23,583 for other professional services, $19,661 for filing fees and $17,144 for other miscellaneous costs.

         INCOME TAXES - The Company recorded $141,750 in deferred income tax expense for the nine-month period ended June 30, 2001.

         DISCONTINUED OPERATIONS - The operations of the Company, for the three and nine months ended June 30, 2000, which were sold effective September 30, 2000, have been reclassified as loss from discontinued operations.

                           PART II - OTHER INFORMATION


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                           (a)Exhibits - (1) On July 27, 2001, the Company filed a Form S-8 with the Securities and Exchange Commission reporting that on June 28, 2001, Herbert Tabin, the Company's Chief Executive Officer was issued and exercised 174,825 options, for a total of $100,000, under the long-term incentive plan. These shares were exercised at a price of $.572.

                           (b)Reports on Form 8-K - Not applicable


                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                ONSPAN NETWORKING, INC.



     Date: August 14, 2001             By:      /s/ Herbert Tabin
                                                --------------------------------
                                                Herbert Tabin, President



     Date: August 14, 2001             By:      /s/ Marissa Dermer
                                                --------------------------------
                                                Marissa Dermer, Chief Financial
                                                and Principal Accounting Officer