Form 10KSB
period 2001-09-30
ONSPAN NETWORKING INC
filed 2001-11-28
CIK 842722

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______ to _________

         Commission file number 000-22991

                             OnSpan Networking, Inc.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State of other jurisdiction of incorporation or organization)

                                   87-0460247
                      (I.R.S. Employer Identification No.)

           6413 Congress Avenue, Suite 230, Boca Raton, Florida 33487
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number 561-988-2334

                Securities registered under Section 12(b) of the
                                 Exchange Act:

                                      None
                              (Title of each class)

                    Name of each exchange on which registered

                                 Not applicable

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                                  Common Stock

         Check whether the issuer (1) has filed all reports required to be filed By Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

         The issuer's revenues for the year ended September 30, 2001 were $3,321,392.

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant on October 31, 2001 based on the closing sales price reported on the Nasdaq SmallCap Market on such date was $2,638,830.

         As of October 31, 2001 there were 964,552 shares of common stock outstanding, giving proforma effect to the stock split effective October 9, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) of the Securities Act of 1933 ("Securities Act"). Not Applicable

Transitional Small Business Disclosure Format:   Yes     No X

                                TABLE OF CONTENTS


INTRODUCTION

PART I
Item 1. Business...............................................................4
Item 2. Properties............................................................13
Item 3. Legal Proceedings.....................................................13
Item 4. Submission of Matters to a vote of security holders...................13

PART II
Item 1. Market for common equity and related stockholder matters..............14
Item 2. Management's discussion and analysis or plan or operation.............15
Item 3. Consolidated Financial Statements.....................................18

PART III
Item 1. Changes in and disagreements with accountants on
            Accounting and financial disclosure changes in registrant's
            Certifying accountant.............................................40
Item 2. Directors, Executive officers, Promoters and Control persons
            Compliance with Section 16(a) of the Exchange Act.................41
Item 3. Executive Compensation................................................43
Item 4. Security Ownership of certain beneficial owners and
            Management........................................................46
Item 5. Certain relationships and related transactions........................48
Item 6. Exhibits and Reports on Form 8-K......................................50

PART I

INTRODUCTION

         On October 9, 2001 the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. The total number of authorized shares of its common stock before the stock split was 100,000,000; the total number of authorized shares of common stock after the stock split was 8,333,333. The total number of issued and outstanding shares of its common stock on the record date were 11,574,619; giving effect to the stock split, there were 964,552 shares of common stock issued and outstanding after the split. All information contained in this annual report gives proforma effect to this stock split.

         When used herein, the "Company" includes OnSpan Networking, Inc. a Nevada Corporation and its wholly owned subsidiary InterLAN Communications, Inc., a Virginia Corporation. The information which appears on the Company's Web site is not part of this annual report.

ITEM 1.

DESCRIPTION OF BUSINESS

         Through the Company's wholly-owned subsidiary, InterLAN Communications Inc., the Company is a provider of data communications and networking infrastructure solutions and consulting for business, government and education. InterLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN's products assist in the transmission of data, voice, and Internet information.

PRODUCTS AND MARKETS

         The advent of the Internet has dramatically increased business and consumer demand for high speed, reliable access to data resulting in considerable stress on existing communication networks. As a provider of data communications and networking infrastructure solutions and consulting for business, government and education, InterLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN offers products from ADC, Adtran, APC, Lucent, AVAYA, Cisco Systems, Compaq, D-Link, RSA, Nortel Networks and Intel. InterLAN's staff members are certified as: Cisco Premier, Intel/Shiva Premier, Compaq SMB, D-Link Diamond and as a Sonic WALL Gold Partner. InterLAN has provided design, consulting, product and maintenance services to national and international companies and organizations such as Sprint, Global One, The United States Securities and Exchange Commission, Northrup Grumman, The United States Department of Labor, The United States Army, GTE, Software AG and the Federal Aviation Administration.

         In October 2001, InterLan was awarded a firm, fixed price contract from a large defense contractor for network security products and services valued by the Company at $570,000. InterLAN has received its initial order for the contract, amounting to $189,000. The Contract term runs through December 2002.

SALES AND MARKETING

         InterLAN currently markets its products through product line specific direct sales. In support of the selling effort, the Company conducts marketing programs intended to position and promote its products within the communication industry. Marketing personnel may coordinate the Company's participation in trade shows and design and implement our advertising efforts.

MAJOR CUSTOMERS

         InterLAN's major customers during the year ended September 30, 2001, included Sprint and ALPA. These customers represent approximately 12% and 13.5%, respectively, of the Company's revenues for the fiscal year ended September 30, 2001.


INDUSTRY BACKGROUND

         The growth of the Internet, increasing volumes of data traffic across internets and intranets have fueled the demand for more network capacity within the data and optical telecommunications industry caused by factors such as the escalating use of the internet, electronic mail, facsimile transmission, electronic transaction processing, video conferencing, remote access telecommuting and local and wide area networking. This increased network utilization creates transmission bottlenecks on heavily used routes that were originally designed for significantly less traffic. In response to demand, telecommunications service providers have been deploying new data systems and upgrading existing fiber optic systems to increase the capacity of their networks. No longer purely telephone or voice traffic, networks today are carrying an increasing volume of data traffic - traffic generated by computers that process and send information far more quickly and in much larger quantities than voice-centric networks were designed for. With this carriers and equipment suppliers are currently seeking more efficient ways to handle this traffic.

COMPETITION

The market for networking equipment is extremely competitive. Competition in the networking market is based on varying combinations of price, functionality, engineering capability, scalability and the ability of the system solution to meet customers' requirements. A small number of very large companies have substantial financial, marketing, manufacturing and intellectual property resources. In addition, these companies have substantially greater resources to develop or acquire new technologies than the Company does. InterLAN sells items that compete directly with product offerings of some of these companies. As such, InterLAN represents a very small but potential threat to these companies. The Company expects continued aggressive tactics from many of these competitors, including: - substantial price discounting; and other marketing efforts; - "one-stop shopping" appeals; and customer financing assistance. These tactics can be particularly effective in a highly concentrated customer base such as InterLAN's. The Company's competitors are under increasing pressure to deliver their services at the lowest possible cost. This pressure may result in pricing for networking systems becoming a more important factor in customer decisions, which may favor larger competitors that can spread the effect of price discounts in their optical networking product lines across a larger array of products and services and across a larger customer base than the Company's.

The inability of the Company to compete successfully against its competitors would harm the Company's business. These customers could reduce their purchases from the Company, which could in turn have a material adverse effect. New competitors may also emerge to compete with existing products as well as any future products. There has been an increase in funding for new companies focused on the development of new products for the networking market. These companies may achieve commercial availability of their products more quickly due to the narrow and exclusive focus of their efforts.

EMPLOYEES

The Company presently operates with a staff of eight people, all of whom are full-time employees. Based on need, additional persons may to be hired initially as independent contractors or on a per diem basis and thereafter converted to full time employees on an as needed basis. The Company believes that there is an adequate supply of qualified people available to fill the need for additional support staff.

HISTORY OF COMPANY

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. In July 1998, the Company was approved for listing on the NASDAQ SmallCap Exchange under the symbol NESI.

During the first few years of its development, NESI obtained contract-programming orders from various manufacturing entities throughout the State of North Carolina. Over the succeeding ten-year period, NESI developed proprietary software and expanded operations with the introduction of product enhancements designed to keep pace with changing environments in manufacturing processes.

In June 1999, NESI completed the acquisition of all of the issued and outstanding capital stock of Vercom Software, Inc. ("Vercom"), a company based in Dallas, Texas. Vercom offers a specialized software solution for the complex requirements of the printing industry. Originally formed in 1981, Vercom completed development of their Printing Industry Management and Control System ('PRIMAC") in 1988. The PRIMAC System consists of the base PRIMAC module, which controls systems, sets system-wide flags and options, sets levels of integration and handles security definitions, and approximately 20 other modules. In addition to many customized features, PRIMAC's modules provide inventory control, job costing, job estimating, production scheduling, order processing, and shop floor data collection for single and multi-plant printers.

On July 10, 2000, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with a group of investors (the "Investors"). Subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 138,889 new, restricted shares of the Company's common stock at $7.20 per share to the Investors in a private placement. The sale under the Stock Purchase Agreement was subject to the satisfaction of the following conditions, which are discussed in more detail below: (i) certain of the Company's current management shareholders ("Management Shareholders") must agree to sell 225,000 shares of the Company's common stock to accredited investors, (ii) Management Shareholders must grant the Company a put option giving the Company the right to require the Management Shareholders to purchase substantially all of the assets associated with the Company's current business for $3,000,000, (iii) all of the Company's current directors, except Robbie Efird, must resign and a designated representative of the Initial Investors must be appointed to replace the former directors effective as of the closing date of the stock sale, and (iv) the Company must receive the consent of its current revolving credit lender, Wachovia Bank, N.A. ("Wachovia") to the terms of the Stock Purchase Agreement. All of these conditions were met and the sale under the Stock Purchase Agreement closed on July 25, 2000.

As a condition to the Investors' obligations pursuant to the terms of the Stock Purchase Agreement, four of the Company's management shareholders, Robbie M. Efird, E. W. "Sonny" Miller, Jr., David F. Christian and James W. Moseley (collectively, the "Selling Shareholders") entered into Stock Purchase Agreements dated July 10, 2000 (the "Investment Agreements") to collectively sell 225,000 shares to Herbert Tabin, for $1,500,000 ($6.67 per share).

As a further condition to the Investors' obligations under the Stock Purchase Agreement, the Selling Shareholders granted the Company a put option, expiring forty-five (45) days after the closing date, giving the Company the right to require the Selling Shareholders to purchase, pursuant to a Stock Purchase Agreement, substantially all of the Company's operating assets and liabilities (the "Company Assets") and substantially all of the operating assets and liabilities of Vercom Software, Inc., a wholly-owned subsidiary corporation of the Company ("Vercom") (the "Vercom Assets")(the Company Assets and the Vercom Assets shall collectively be referred to as the "Assets") for $3,000,000. The Assets include all of the operating assets related to the Company's business as conducted at that time. During this 45-day period, the Company determined the value of the Assets and evaluated whether was in the best interests of the Company and its shareholders for the Company to sell the Assets to the Selling Shareholders at the put price, to sell the Assets to a third party, to retain the Assets or to take other appropriate action.

In order to facilitate the Company's potential exercise of the put option, the Company contributed the Company Assets to a wholly owned subsidiary corporation, Network Systems International of North Carolina, Inc. on July 20, 2000. As part of this process, the Company assigned its rights and obligations under substantially all of its current agreements (including its software license agreements, service agreements and employment agreements) to Network Systems International of North Carolina, Inc., a wholly owned subsidiary of the Company.

In order to satisfy a condition to the Investors' obligations under the Stock Purchase Agreement, all of the Company's officers and directors resigned. Herbert Tabin was appointed to the Company's Board of Directors and named President at of the closing date.

Effective September 30, 2000, the Company elected to exercise the put option and require the Selling Shareholders to purchase the Assets for $3,000,000. The Selling Shareholders made an initial cash payment of $1,500,000 to the Company and delivered a non-recourse promissory note in the principal amount of $1,500,000, payable in one hundred twenty (120) days, for the remaining purchase price. The Selling Shareholders pledged all of their remaining 243,754 shares of the Company's common stock (the "Pledged Shares") as security for the payment of the promissory note. The Company's right to exercise the put option was conditioned upon the Company using $2,000,000 of the sales price received for the Assets to reduce the obligation under the revolving credit arrangement with Wachovia. The Company used $1,250,000 from the Selling Shareholders' initial cash payment to reduce the outstanding indebtedness to $750,000. As a further condition to the Company's right to exercise the put option, the Company agreed to change its name on its corporate charter, to discontinue the use of the name "Network Systems International" and to transfer all rights to the name "Network Systems International" to the Selling Shareholders.

         On November 10, 2000, the Company completed the acquisition of 100% of the issued and outstanding common stock of InterLAN Communications, Inc., incorporated in Virginia on August 19, 1995, in exchange for $150,000 in cash 22,665 shares of the Company's common stock and promissory notes in the amount of $150,000. In February 2001 the Company changed its name to OnSpan Networking, Inc.

RISK FACTORS

The Company's strategy includes pursuing strategic acquisition that may not be successful.

         As part of the Company's strategy for growth, it will consider acquiring businesses that are intended to accelerate its product and service developments processes and add complementary products and services. Acquisitions involve a number of operational risks that the acquired business will not be successfully integrated, may distract management attention, may involve unforeseen costs and liabilities, and possible regulatory costs, some or all of which could have a materially adverse effect on the Company's financial condition or results of operations.

         The Company may make these additional acquisitions with cash or with stock, or a combination thereof. If the Company does make any such acquisitions, various associated risks may be encountered, including potential dilution to the Company's then current shareholders, as a result of additional shares of common stock being issued in connection with the acquisitions.

The Company's revenues and operating results can be unpredictable.

         The Company's revenue and operating results could fluctuate substantially from quarter to quarter and from year to year. The Company's ability to recognize revenue during a quarter from customers depends upon its ability to ship product and satisfy other contractual obligations of a customer sale in that quarter. In general, revenue and operating results in any reporting period may fluctuate due to factors including, among others:

     -   Loss of a customer
     -   the timing and size of orders from customers;
     -   changes in the overall economy
     - changes in customer's requirements, including changes to orders from customers;
     -   the introduction of new products by the Company or its competitors;
     - changes in the price or availability of components for the Company's products;
     - satisfaction of contractual customer acceptance criteria and related revenue recognition issues;
     -   manufacturing and shipment delays and deferrals; and
     -   increased service or warranty costs

         The Company's future operating results may depend on its ability to continue to expand its value added services in a timely manner so that the Company can satisfy its delivery commitments to its customers. The Company's failure to meet its customer's delivery commitments would harm its business, financial condition and results of operations.

If the Company does not effectively manage its growth, it may not be able to successfully expand its business.

         Growth of its business has placed, and will continue to place, a significant strain on the Company's management systems and resources. The Company's ability to successfully offer its products and implement its business plan in a rapidly evolving market requires an effective planning and management process. If the Company fails to effectively manage its growth and address the above requirements, it could affect its ability to pursue business opportunities and expand its business.

The Company's future growth depends on its ability to attract new customers, and on the Company's customers' ability to sell additional services to their customers.

         Most of the Company's potential customers evaluate networking products for deployment in systems that they are installing. There are only a relatively limited number of potential customers for the Company's products. If the Company is not selected by a potential customer for particular system projects, its business may be seriously harmed. Similarly, the Company's growth depends on its customers' success in selling communications services based on its ability to effective anticipate and adapt to customer requirements and offer products and services that meet customer demands. Any failure of the Company's current or prospective customers to purchase products from the Company for any reason, including a downturn in their business would seriously harm the Company's ability to grow its business.

Changes in technology or the delays in the development of new products could hurt the Company's near term prospects.

         The market for networking equipment is changing at a rapid pace. The accelerated pace of deregulation in the telecommunications industry likely will intensify the competition for improved technology. The Company's ability to introduce new and enhanced products will depend upon its ability to anticipate changes in technology, industry standard and customer requirements. The Company's failure to deploy new and enhanced products in a timely manner could harm its competitive position and financial condition.


Some of the Company's suppliers are also its competitors.

         Some of the Company's suppliers are both sources of components and competitors in the market for system equipment. These suppliers offer communications systems and equipment, which are competitive with the Company's products. A decline in reliability or other adverse changes in these supply relationships could harm the Company's business.

Telecommunications component average selling prices are declining.

         Prices for telecommunications components are generally declining because of, among other things, increased competition and greater unit volumes as telecommunications service providers continue to deploy networks. The Company anticipates that average selling prices will decrease in the future in response to product introductions by competitors.

The industry is highly competitive, and the Company may not have the resources required to compete successfully.

         The market for networking equipment as well as the Company's other products is extremely competitive, and the Company expects competition to intensify in the future. The Company's primary sources of competition include vendors of optical networking and infrastructure equipment such as Ciena Corporation, Cisco Systems, Lucent Technologies, Nortel Networks, Sycamore Networks, Tellabs, ADVA AG Optical Networking and ONI Systems Corporation as well as private companies that have been or will be focusing on the Company's target markets. The Company may also face competition from a number of other companies that have announced plans for new products to address the same network problems that the Company's products address. Many of the Company's current and potential competitors have significantly greater sales and marketing, technical, manufacturing, financial and other resources as well as greater name recognition and larger customer base than us. The Company's competitors may have more extensive customer relationships than us, including relationships with the Company's potential customers. If the Company is unable to compete successfully against the Company's current and future competitors, the Company could experience pricing pressures, reduced gross margins and order cancellations, any one of which could seriously harm the Company's business.

The Company may need additional financing which it may not be able to obtain on acceptable terms.

         The Company's internal growth strategy requires substantial capital investment. Capital is necessary for the expansion of the Company's market share and marketing of its operations. The Company's future capital requirements, however, depend on a number of factors, including its ability to grow its revenues and manage its business. The Company's growth will depend upon its ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in private or public transactions.

         If the Company raises additional capital through the issuance of debt, this will result in increased interest expense. If the Company raises additional funds through the issuance of equity or convertible debt securities, the percentage ownership of the Company by existing shareholders will be reduced and those shareholders may experience significant dilution. In addition, new securities may contain certain rights, preferences or privileges that are senior to those of the Company's common stock. There can be no assurance that acceptable financing can be obtained on suitable terms, if at all. The Company's business could suffer if it is unable to raise the additional funds on acceptable terms.

The Company's stock price will fluctuate and may fall below expectations of securities analysts and investors which could subject the Company to litigation.

         The market price of the Company's common stock may fluctuate significantly in response to a number of factors, some of which are beyond its control. These factors include:

     -   quarterly variations in operating results;

     -   changes in accounting treatments or principles;

     - announcements by the Company or its competitors of new products and services offerings, significant contracts, acquisitions or strategic relationships;

     -   additions or departures of key personnel;

     -   any future sales of the Company's common stock or other securities;

     - stock market price and volume fluctuations of publicly-traded companies in general and Internet-related companies in particular; and

     -   general political, economic and market conditions.

         It is likely that in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors, which could result in a decrease in the trading price of the Company's common stock. The trading prices of technology-related companies in particular have been especially volatile. In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of its securities. The Company may be the target of similar litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources, which could seriously harm the Company's business and operating results.

There is a limited public market for the Company's common stock and there are no assurances of a continued trading market for the Company's common stock.

         The Company's common stock is currently quoted on the Nasdaq SmallCap Market under the symbol "ONSPC." The Company's common stock is thinly traded. In October 2001 the Company was notified by the Nasdaq Listing Qualifications Panel of its failure to timely solicit proxies and hold an annual meeting of its shareholders for the fiscal year ended September 30, 2000 as required by Nasdaq Marketplace Rules. The Company submitted a definitive plan of compliance to Nasdaq which provided that the Company would file proxy materials with the SEC on or before November 23, 2001, and hold its annual meeting of shareholders for 2000 on or before December 31, 2001. By letter dated November 6, 2001 the Nasdaq Listing Qualifications Panel advised the Company that it had determined to continue the listing of the Company's common stock on The Nasdaq Stock Market pursuant to an exemption if the Company complied with the definitive plan previously submitted to Nasdaq. In accordance with the conditional listing, effective November 8, 2001 the Company's common stock began trading under the symbol ONSPC. There are no assurances the Company will maintain its Nasdaq SmallCap listing. If the Company's common stock should be delisted from the Nasdaq SmallCap Market, it is likely that the stock would then be quoted on the OTC Bulletin Board, which would materially and adversely effect any future liquidity in the Company's common stock.

ITEM 2.

DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located in approximately 2,500 square feet of commercial office space provided by the Company's CEO on a month to month basis under an oral agreement at a charge of $6,000 per annum. InterLAN currently leases its corporate office, located in approximately 3,000 square feet of commercial office space at 131 Elden Street, Herndon, Virginia, under lease through January 1, 2003 at an annual rental of $48,612. The Company believes its current facilities are adequate for its current needs.

ITEM 3.

LEGAL PROCEEDINGS

         None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

PART II

ITEM 1.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the Nasdaq Small Cap Market. From July, 1998 until February 9, 2001, the Company's common stock was traded under the symbol NESI. Beginning on February 10, 2001 it began trading under the symbol ONSP, and since November 8, 2001 it has traded under the symbol ONSPC. On October 9, 2001 the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. The total number of authorized Shares of its common stock before the stock split was 100,000,000; the total Number of authorized shared of common stock after the stock split was 8,333,333. The total number of issued and outstanding shares of its common stock on the record date were 11,574,619; giving effect to the stock split, there were 964,552 shares of common stock issued and outstanding after the split. All information contained in this annual report gives proforma effect to this stock split.

The following table sets forth, for the periods from October 1, 1999 through September 30, 2001, the high and low closing bid sale prices for our common stock as reported on the Nasdaq SmallCap Market., as adjusted to reflect the stock split.

                                     HIGH         LOW

         FISCAL YEAR 2001:
         First Quarter              $ 43.44     $ 13.44
         Second Quarter             $ 41.16     $ 24.00
         Third Quarter              $ 34.44     $  4.56
         Fourth Quarter             $ 12.60     $  3.12

         FISCAL YEAR 2000:
         First Quarter              $117.72     $ 42.00
         Second Quarter             $ 49.56     $ 30.00
         Third Quarter              $ 34.80     $  7.56
         Fourth Quarter             $ 36.00     $ 12.00


         On November 9, 2001, the last reported sale price of the Company's common stock the Nasdaq SmallCap Market was $2.90 per share. These prices do not include retail mark-ups, markdowns or commissions, and may not necessarily represent actual transactions holders. As of September 30, 2001, there were approximately 515 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

Recent Issuances of  Securities

         On September 28, 2001 the Company agreed to issue 29,166 shares of its common stock on or before January 1, 2002, and granted a three year option to purchase 25,000 shares of its common stock at an exercise price of $ 7.20 per share, in settlement of certain litigation. These issuances will be made in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING INFORMATION

         This MD&A contains forward looking information. Except for historical data, the matters discussed in this Form 10-KSB contain forward-looking statements that involve risk and uncertainties.

         This annual report on Form 10-KSB includes or incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can identify these forward-looking statements by the use of the words "believes", "anticipates", "plans", "expects", "may", "will", "would", "intends", "estimates" and other similar expressions, whether in the negative or affirmative. When considering such forward looking statements, you should keep in mind the risk factors and other cautionary statements in or incorporated by reference into this annual report. The risk factors noted in this section and other factors noted throughout this annual report or incorporated herein, including certain risks and uncertainties, could cause the Company's actual results to differ materially from those contained in any forward looking statement. Except as required under applicable federal and state securities laws, the Company does not assume any obligation to update any forward-looking statement contained herein.

         Effective September 30, 2000, the Company completed the sale of Vercom Software, Inc. and Network Systems International of North Carolina, Inc. to its management group as discussed in the consolidated financial statements provided in Item 16. of this annual report. In November, 2000 the Company acquired InterLAN a provider of data communications and networking infrastructure solutions and consulting for business, government and education. InterLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN's products assist in the transmission of data, voice, and Internet information. InterLAN offers products from ADC, Adtran, APC, Lucent, AVAYA, Cisco Systems, Compaq, D-Link, RSA, Nortel Networks and Intel. InterLAN's staff members are certified as: Cisco Premier, Intel/Shiva Premier, Compaq SMB, D-Link Diamond and as a Sonic WALL Gold Partner. InterLAN has provided design, consulting, product and maintenance services to national and international companies and organizations such as Sprint, Global One, The United States Securities and Exchange Commission, Northrup Grumman, The United States Department of Labor, The United States Army, GTE, Software AG. and the Federal Aviation Administration. Because of the nature of the data communications industry, the Company has sought and intends to continue to seek acquisitions and alliances that will: (i) add key technologies that can leverage its businesses, (ii) broaden its product offerings, and (iii) expand marketing opportunities.

RESULTS OF OPERATIONS

SALES AND COST OF SALES - The Company's sales consist solely of those provided by InterLAN. Pro forma sales for the twelve months ended September 30, 2001 were $3,916,873 as compared to $4,483,202 for the year earlier period, a decrease of $566,329 (13%). The Company has expanded its marketing to include both new and used equipment. Future sales increases are dependant upon the ability of the Company's management to continue to expand sales to existing customers and to seek and secure new customers. The decrease in sales is due mainly to economic downturn, which the country is currently experiencing. Most companies in similar businesses have found customers with substantially lowered budgets for computers and associated equipment.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $1,004,456 during the twelve months ended September 30, 2001 ($1,073,844 on a pro forma basis, as if InterLAN were acquired on October 1, 2000). The Company's selling, general and administrative expenses for the year 2000 were $663,462. The increase includes $296,141 for OnSpan. The InterLAN increase includes $75,135 in goodwill amortization. The majority of the increase is a result of higher compensation costs. OnSpan's administrative costs include primarily $40,000 for accounting fees, $50,844 for insurance, $125,843 for other professional services, including $84,000 for Canton Financial's legal settlement and $25,142 for filing fees.

INCOME TAXES - The Company recorded $93,743 in deferred income tax benefit for the year ended September 30, 2001.

DISCONTINUED OPERATIONS - The operations of the Company, for the year ended September 30, 2000, which were sold effective September 30, 2000, have been reclassified as loss from discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

         During the twelve months ended September 30, 2001, working capital increased $634,425 to $2,053,425 from $1,419,000, including the effects of the acquisition of InterLAN. The majority of the reason for the increase is a result of the common stock issued to acquire marketable securities, which have a value at September 30, 2001 of $462,000 and the cash received from the sale of common stock in the amount of $475,000. During this same period, stockholders' equity increased $1,010,711 to $2,429,711 from $1,419,000. The increase in stockholders' equity is primarily due to the common stock issued as a part of the purchase of InterLAN, the common stock issued to acquire marketable securities, and the common stock issued for cash consisting primarily of a private financing under which the Company raised $300,000 pursuant to section 4(2) of the Securities Act of 1933 from three investors in exchange for 62,500 shares of the Company's restricted stock; and the 25,000 common stock options granted to Canton Financial in settlement of legal issues in the amount of $84,000.

         The Company has not budgeted any significant capital expenditures for the current fiscal year for its current operations.

         The Company has adequate cash resources to meet its current needs. The Company may obtain additional working capital to accomplish future objectives through the sale of its unregistered common stock in a private placement.


RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon the adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

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

ITEM 3.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                         Page #

Independent auditors' reports............................................19 & 20
Consolidated balance sheet....................................................21
Consolidated statements of operations.........................................22
Consolidated statements of changes in stockholders' equity....................23
Consolidated statements of cash flows.........................................24
Notes to consolidated financial statements....................................26

                           INDEPENDENT AUDITORS' REPORT




The Board of Directors
OnSpan Networking, Inc. and Subsidiary
(f/k/a Network Systems International, Inc.)

We have audited the accompanying consolidated balance sheet of OnSpan Networking, Inc. and Subsidiary as of September 30, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OnSpan Networking, Inc. and Subsidiary as of September 30, 2001, and the results of its operations and its cash flows for the year ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ Daszkal Bolton Manela Devlin & Co.
Boca Raton, Florida
October 30, 2001

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors
OnSpan Networking, Inc.
(formerly known as Network Systems International, Inc.):

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of OnSpan Networking, Inc. and subsidiary (formerly known as Network Systems International, Inc.) (the "Company") for the year ended September 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of OnSpan Networking, Inc. and subsidiary (formerly known as Network Systems International, Inc.) for the year ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America.




Greensboro, North Carolina
January 12, 2001

OnSpan Networking, Inc. and Subsidiary

Consolidated Balance Sheet
September 30, 2001


Assets

Current assets
  Cash and cash equivalents ...................................     $ 1,368,548
  Accounts receivable, less allowance of $20,554 ..............         687,456
  Marketable equity securities ................................         462,000
  Inventory ...................................................           1,485
  Prepaid expenses ............................................          41,813
  Income taxes receivable .....................................         118,883
  Deferred income taxes .......................................          74,643
                                                                    -----------
Total current assets ..........................................       2,754,828

Property and equipment, net ...................................          22,489
Goodwill, less accumulated amortization of $75,135 ............         334,697
Deferred income taxes .........................................          19,100
                                                                    -----------
                                                                    $ 3,131,114
                                                                    ===========

Liabilities and Stockholders' Equity

Current liabilities
  Note payable ................................................     $     6,781
  Accounts payable ............................................         580,065
  Accrued expenses ............................................          10,965
  Accrued dividend ............................................          30,946
  Amounts due to purchasers of discontinued operations ........          70,460
  Due to shareholders .........................................           2,186
                                                                    -----------
Total current liabilities .....................................         701,403

Stockholders' equity
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,763 shares;
    liquidation preference $276,300 ...........................               2
  Common stock, $.012 par value;  Authorized 8,333,333
   shares; issued and outstanding 964,552 shares ..............          11,575
  Paid-in capital .............................................       7,755,319
  Accumulated deficit .........................................      (5,337,185)
                                                                    -----------
Total stockholders' equity ....................................       2,429,711
                                                                    -----------
                                                                    $ 3,131,114
                                                                    ===========

See accompanying notes to consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary


Consolidated Statements of Operations
Years Ended September 30, 2001 and 2000


                                                       2001              2000

Sales and revenues .............................    $ 3,321,392     $       -

Costs and expenses:
  Cost of goods sold ...........................      2,813,411             -
  Salaries and wages ...........................        386,903             -
  Other selling, general and
    administrative expenses ....................        617,553          81,000
                                                    -----------     -----------
                                                      3,817,867          81,000
                                                    -----------     -----------
Earnings (loss) from operations ................       (496,475)        (81,000)

Other income (expense):
  Interest income ..............................         25,470             -
  Gain on sale of marketable
    equity securities ..........................        116,499
  Unrealized gain (loss) on
    marketable equity securities ...............        (42,000)            -
  Interest expense .............................         (1,864)            -
                                                    -----------     -----------
    Total other income (expense) ...............         98,105             -
                                                    -----------     -----------
Earnings (loss) before income taxes and
  discontinued operations ......................       (398,370)        (81,000)
Income tax benefit .............................        (93,743)        (27,540)
                                                    -----------     -----------
Earnings (loss) from continuing operations .....       (304,627)        (53,460)
Discontinued operations:
 Earnings (loss) from operations of
  discontinued operations less applicable
  income tax (benefit) of $(1,762,184) .........            -        (8,495,293)
Gain on disposal of discontinued
operations, less applicable income taxes
of $1,242,342 ..................................            -         1,751,891
                                                    -----------     -----------
Net (Loss) from discontinued operations ........            -        (6,743,402)
                                                    -----------     -----------
Net earnings (loss) ............................    $  (304,627)    $(6,796,862)
Dividends on preferred shares ..................        (30,946)        (32,721)
Net earnings (loss) applicable to
                                                    -----------     -----------
  common shares ................................    $  (335,573)    $(6,829,583)
                                                    ===========     ===========


Net earnings (loss) per common share,
basic and diluted;
  Net loss from continuing operations ..........    $     (0.38)    $     (0.13)
                                                    ===========     ===========
  Net loss from discontinued operations ........    $       -       $     (9.91)
                                                    ===========     ===========
     Net (loss) ................................    $     (0.38)    $    (10.04)
                                                    ===========     ===========

Weighted average shares outstanding
  Basic ........................................        889,437         680,604
                                                    ===========     ===========
  Diluted ......................................        889,437         680,604
                                                    ===========     ===========

See accompanying notes to consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary


Consolidated Statements of Stockholders' Equity
Years  Ended September 30, 2001 and 2000

                                                                                          Common Stock
                                 Preferred Stock         Common Stock        Paid-in       Subject to     Retained
                                Shares    Par Value   Shares    Par Value    Capital       redemption     Earnings         Total
                                -------   ---------   -------   ---------   -----------   ------------   ------------   ------------

Balance, September 30, 1999      3,906    $     4     648,071   $   7,777   $3,531,426    $(1,896,000)   $ 1,827,971    $ 3,471,178
Conversion of preferred stock     (638)   $    (1)      2,658   $      32   $      (31)                                           -
Expiration of put options of
  common stock subject to                                                                                                         -
  redemption                                                                              $ 1,896,000                     1,896,000
Compensation related to board                                                                                                     -
  of directors                                          1,146   $      13   $   45,455                                       45,468
Compensation related to
  put options                                                               $   96,250                                       96,250
Compensation related to
  grant of stock options                                                    $1,239,687                                    1,239,687
Exercise of common stock
  options                                              41,667   $     500   $  499,500                                      500,000
Issuance of restricted
  common stock                                        138,889   $   1,667   $  998,333                                    1,000,000
Dividend on preferred stock                                                                              $   (32,721)       (32,721)
Net income (loss)                                                                                        $(6,796,862)    (6,796,862)
                                ----------------------------------------------------------------------------------------------------
Balance, September 30, 2000      3,268          3     832,431       9,989    6,410,620              -     (5,001,612)     1,419,000
Conversion of preferred stock     (505)   $    (1)      2,105   $      26   $      (24)                  $       -                1
Acquisition of interLAN              -          -      22,666         272      365,212                           -          365,484
Issuance of restricted
  common stock:
   For marketable securities         -          -      26,114         313      421,486                           -          421,799
   For cash                          -          -      62,500         750      299,250                           -          300,000
Exercise of common stock
 options                             -          -      18,736         225      174,775                                      175,000
Issuance of options for legal
  settlement                                                                    84,000                                       84,000
Dividend on preferred stock                                                                                  (30,946)       (30,946)
Net income (loss)                    -          -           -           -            -                      (304,627)      (304,627)
                                -------   --------    -------   ---------   -----------   ------------   ------------   ------------
Balance, September 30, 2001      2,763    $     2     964,552   $  11,575   $7,755,319    $         -    $(5,337,185)   $ 2,429,711
                                =======   ========    =======   =========   ===========   ============   ============   ============

See accompanying notes to consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary


Consolidated Statements of Cash Flows
Years Ended September 30, 2001 and 2000

                                                               2001           2000
Cash flows from operating activities
Net loss ...............................................   $  (304,627)   $(6,796,862)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Loss from discontinued operations, net of tax ........           -        8,495,293
  Gain from sale of discontinued operations , net of tax           -       (1,751,891)
  Depreciation and amortization ........................        83,437            -
  Deferred income taxes from continuing operations .....       (93,743)       (27,540)
  Stock options granted in legal settlement ............        84,000
  Unrealized loss from marketable securities ...........        42,000            -
  Realized gain on exchange of securities ..............      (100,200)
  Gain on sale of marketable securities ................       (16,298)
  Allowance for bad debts ..............................        20,554            -
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Accounts receivable ................................       (35,179)           -
    Income tax receivable ..............................           -         (106,417)
    Inventory ..........................................        (1,485)
    Prepaid expenses ...................................           368            -
    Accounts payable ...................................       (34,875)        81,000
    Accrued expenses ...................................      (138,013)           -
    Amount due to purchasers of discontinued operations        (35,958)       106,417
    Income taxes payable ...............................       (12,486)           -
                                                           -----------    -----------
Net cash provided by operating activities ..............      (542,505)           -
                                                           -----------    -----------

Cash flows from investing activities
  Net  proceeds from sale of discontinued operations ...           -        1,500,000
  Proceeds from sale of marketable securities ..........        34,299
  Notes receivable .....................................     1,500,000            -
  Net cash received in acquisition of interLAN .........       152,239            -
  Capital expenditures .................................       (26,198)           -
                                                           -----------    -----------
Net cash provided by investing activities ..............     1,660,340      1,500,000
                                                           -----------    -----------

Cash flows from financing activities
  Proceeds from issuance of restricted common stock ....       300,000      1,000,000
  Proceeds from exercise of stock options ..............       175,000        500,000
  Payment of notes payable .............................      (824,287)    (2,250,000)
  Payment of notes payable to shareholders .............      (150,000)
                                                                          -----------
                                                           -----------    -----------
Net cash used in financing activities ..................      (499,287)      (750,000)
                                                           -----------    -----------
Net increase in cash and cash equivalents from
  continuing operations ................................       618,548        750,000
Cash and cash equivalents, beginning of period
  from continuing operations ...........................       750,000            -
                                                           -----------    -----------
Cash and cash equivalents, end of period ...............   $ 1,368,548    $   750,000
                                                           ===========    ===========

See accompanying notes to consolidated financial statements.
                                                                    continued
                                       24

OnSpan Networking, Inc. and Subsidiary


Consolidated Statements of Cash Flows
Years Ended September 30, 2001 and 2000

(Continued)

Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest ............................................    $     1,864    $       -
  Income taxes ........................................    $    81,176    $       -

Supplemental Schedule of Noncash Investing and
 Financing Activities
Purchase of interLAN:
  Fair value of assets acquired, excluding cash .......    $ 1,100,296    $       -
  Liabilities assumed .................................       (887,051)   $       -
  Common stock issued for services ....................        (27,984)   $       -
  Stock issued ........................................       (337,500)           -
                                                                          -----------
    Cash acquired in excess of cash paid ..............       (152,239)           -
    Cash paid .........................................       (150,000)           -
                                                                          -----------
  Cash acquired .......................................    $   302,239    $       -
                                                                          ===========

Financed insurance premiums ...........................    $    42,180    $       -
Issuance of common stock in exchange for
  marketable securities ...............................    $   421,799    $       -
Note receivable received as partial payment from sale
 of discontinued operations ...........................    $       -      $ 1,500,000







See accompanying notes to consolidated financial statements.

                            ONSPAN NETWORKING , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2001 AND 2000

 1.      BACKGROUND INFORMATION

         OnSpan Networking, Inc. (the "Company" or "OnSpan"), a Nevada corporation, is a holding company that develops data communications and networking infrastructure solutions and provides consulting services for business, government and education. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN") (http://www.interlancom.com). OnSpan changed its name from Network Systems International, Inc. effective February 10, 2001.

         On November 10, 2000, OnSpan completed the acquisition of 100% of the issued and outstanding common stock of InterLAN, a Virginia corporation.

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

         On July 10, 1998 the Company's stock was officially approved for listing on the NASDAQ small cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. The Company now trades under the symbol ONSPC.

         Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization.

         Effective September 30, 2000, the Company completed the sale of all operating lines of business to its former management group as discussed under Discontinued Operations in Note 16. Until the sale, it was a developer of the net collectiontm and Primac software systems. These products are suites of supply chain management and enterprise-wide software products for the textile, apparel, home furnishing, and printing industries. The Company offered hardware products as well as consulting and implementation services in order to provide a solution to its customer's technology needs.

2.       SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION -

Principles of Consolidation - The consolidated financial statements at September 30, 2001 include the accounts of the Company and its wholly owned subsidiary, InterLAN Communications, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

The financial statements at September 30, 2000 included the accounts of Onspan Networking, Inc. f/k/a Network Systems International, Inc. and the discontinued operations of Network Systems International of North Carolina, Inc. and Vercom Software, Inc.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS -
The carrying values of cash and cash equivalents, accounts receivable, marketable equity securities, notes receivable, income taxes receivable, accounts payable, amounts due to purchasers of discontinued operations and note payable approximate fair value as of September 30, 2001 because of the short maturity of these instruments.

INVESTMENT SECURITIES - Investments are classified into three categories as follows:

1. Trading securities reported at fair value with unrealized gains and losses included in earnings;
2. Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income; and
3.       Held-to-maturity securities reported at amortized cost.

PREFERRED STOCK - At September 30, 2001 the Company had 2,763 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected for the payment of cash dividends on its Series A to be suspended. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company as well as to maintain the continued listing of the Company's common stock on The Nasdaq SmallCap Market. These actions include, among others, ensuring that the Company can continue to meet or exceed Nasdaq's continued listing standards. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at September 30, 2001.

INCOME TAXES - The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

STOCK OPTION PLAN - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

EARNINGS PER SHARE - The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed using an accelerated method for both financial and tax purposes based upon the useful lives of the assets.

GOODWILL - Goodwill represents the excess of the cost of InterLAN over the fair market value of identifiable net assets at the date of acquisition. Goodwill is amortized on a straight-line basis over 5 years. The carrying value of goodwill is evaluated periodically in relation to the operating performance and future undiscontinued cash flows of the underlying businesses.

REVENUE RECOGNITION - Revenue from product sales is recognized when the related goods are shipped and all significant obligations of the Company have been satisfied.

INVENTORIES - Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

RECENT ACCOUNTING PRONOUNCEMENTS - In July 2001, FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method. The Company believes that the adoption of SFAS No. 141 will not have a significant impact on its financial statements.

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon the adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. The Company is currently assessing but has not yet determined the impact of SFAS No. 142 on its financial position and results of operations.

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

3.       MARKETABLE INVESTMENT SECURITIES

The amortized cost of investment securities as shown in the accompanying balance sheet and their estimated market value at September 30, 2001 is as follows:

                                   2001
Trading securities:

         Cost                   $ 504,000
         Unrealized loss          (42,000)
                                ---------
                                $ 462,000
                                =========

The Company included unrealized losses in the amount of $42,000 in earnings for the year ended September 30, 2001. Realized gains and losses are determined principally on an average cost basis. In 2001 the Company recognized $116,499 in gains on sales of securities.

4.       PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at September 30, 2001:

Furniture and fixtures                      $  1,029
Computer equipment                          $ 29,762
                                            --------
Total property and equipment                $ 30,791
Less: accumulated depreciation               ( 8,302)
                                            --------
Property and equipment, net                 $ 22,489
                                            ========

Depreciation expense for the year ended September 30, 2001 is $8,302.

5.       NOTE PAYABLE

In connection with the Stock Purchase Agreement and transactions discussed in
Note 16, the Company entered into an Assignment and Assumption Agreement with the Company's lender whereby the Company committed to remit $3,000,000 of the proceeds from the transactions to the lender in exchange for a release from any further liability under a revolving credit agreement assigned to the discontinued operations. At September 30, 2000, the Company was in default under certain material provisions of the revolving credit agreement, including the financial covenants related to (1) consolidated cash flow to consolidated funded debt and (2) consolidated liabilities to consolidated tangible net worth. As a result, the debt under this agreement was shown as a current liability at September 30, 2000.

By September 30, 2000, the Company had made payments totaling $2,250,000 to the lender, leaving a remaining balance of $750,000. In fiscal year 2001 the remaining balance of the note was paid and, accordingly, the defaults were cured. The Company was fully and completely released and discharged of all of its obligations with the lender on April 11, 2001, including any guaranty of $400,000 of debt assigned to the discontinued operation.

6.       CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of bank account balances exceeding $100,000 in FDIC insurance. The Company is exposed to credit risks in the event of default by the financial institutions to the extent that the FDIC insurance is exceeded. At September 30, 2001 the balances exceeding this limit were $1,153,000.

Sales to two customers for the year ended September 30, 2001 represented approximately 25.5% of total sales. Approximately 15% of total accounts receivable at September 30, 2001 is due from one customer.

7.       ACQUISITION OF INTERLAN COMMUNICATIONS, INC.

On November 10, 2000 OnSpan completed the acquisition of 100% of the issued and outstanding common stock of InterLAN, in exchange for $150,000 in cash, 20,833 shares of the restricted common stock of OnSpan, with a value of $337,500, and promissory notes in the amount of $150,000. The Company also issued an additional 1,832 shares of restricted common stock to InterLAN employees at a value of $27,984.

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

The transaction is accounted for using the purchase method of accounting, with the assets and liabilities of InterLAN being recorded at fair values. The transaction resulted in goodwill in the amount of $409,832, which will be amortized over five years. The Company has recorded $75,135 of amortization expense for 2001. The results of operations are included in the consolidated statements of operations from the date of acquisition.

8.       STOCKHOLDERS' EQUITY

On July 27, 2001, the Company filed a Form S-8 with the Securities and Exchange Commission reporting that on June 28, 2001, the Company's Chief Executive Officer was issued and exercised 14,569 stock options, for a total of $100,000, which were granted under the long-term incentive plan. These stock options were exercised at a price of $6.86. On February 22, 2001 a prior employee exercised 4,167 stock options for a total of $75,000, under the long-term incentive plan. These stock options were exercised at a price of $18.

On June 28, 2001, the Company raised in a private financing $300,000 from three investors in exchange for 62,500 shares of the Company's restricted common stock. The offering was conducted pursuant to Section 4(2) of the Securities Act of 1933.

9.       OPERATING LEASES

The Company leases the facility in Virginia under an operating lease expiring in 2003 payable in monthly installments. Total lease expense for the years ended September 30, 2001 and 2000 was $45,000 and $0, respectively.

Future minimum lease payments for leases with a term in excess of one year are as follows:

                           YEARS ENDED DECEMBER 31,

                           2002      $48,265
                           2003       16,571
                                     -------
                                     $64,836

10.     COMMON STOCK SUBJECT TO REDEMPTION

         On June 1, 1999, the Company entered into a five year consulting agreement with a former officer of the Company. Among other things, the consultant had the right to put 833 shares of restricted Company stock owned by the consultant back to the Company each quarter. The Company had the obligation to purchase those shares for four dollars per share upon notification by the consultant. The consultant, however, could elect to sell the quarterly allotment on the open market relieving the Company of its obligation to purchase the shares. The consultant could have elected to extend the term of the Company's obligation an additional eight years or until a total of 41,667 shares had been sold to the Company and/or on the open market. During the year ended September 30, 1999, the Consultant placed 2,167 shares in the open market, and as of September 30, 1999, 39,500 common shares were still subject to redemption. As a result of this agreement, $1,896,000 of common stock was recorded as common stock subject to redemption in the Company's balance sheet at September 30, 1999. The redemption agreement was terminated on May 1, 2000 when the Company entered into a two-year employment agreement with the consultant accordingly, the common stock subject to redemption was reclassified to stockholders' equity. During the year ended September 30, 2000, the Company recognized non-cash compensation expense of $96,250.

11.      EXECUTIVE EMPLOYMENT AGREEMENT

           On April 15, 1999, the Company entered into an employment agreement with a former executive of the Company. Among other things, the agreement provided the executive a stock option arrangement of 41,667 shares of the Company's stock to be purchased at $12 and vest equally over a four-year period and expire over a ten-year period. The option became fully vested with the change of control and was exercised on September 1, 2000. The fair market value of the Company's stock at the date of the agreement was $45.00. During the year ended September 30, 1999, the Company recognized a non-cash compensation expense of approximately $172,000 and during the year ended September 30, 2000, the remaining compensation expense in the amount of $1,203,124 was recognized since the option became fully vested during the year.

12.      CONSULTANT OPTION AGREEMENT

         On September 28, 2001 the Company granted 25,000 stock options to Canton Financial Services in settlement of litigation, see footnote number 15. The options have an exercise price of $7.20 per share. The options are fully vested and expire in 3 years if not exercised. The Company recognized a non-cash expense of $84,000 during the year ended September 30, 2001.

On August 25, 2000, the Company granted an option to a consultant of the Company in exchange for services rendered to the Company. The agreement granted the consultant a stock option for 2,083 shares of the Company's common stock to be purchased at $7.20 per share. The option is fully vested and expires in three years if not exercised. The Company recognized a non-cash compensation expense of $36,563 during the year ended September 30, 2000.

13.      EMPLOYEE INCENTIVE STOCK OPTION AGREEMENTS

During 1999, the Company adopted the Onspan Networking, Inc. f/k/a Network Systems International, Inc. "1999 Long Term Stock Incentive Plan." The maximum number of shares authorized and available under the plan is 41,667 shares. Under the terms of the plan, the options expire after 10 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the years ended September 30, 2001 and 2000.

                               Options        Options Outstanding
                              Available        Weighted Average
                              For Grant     Options   Exercise Price

Balance, September 30, 1999    21,000       20,667      $   49.92

Granted ...................       -            -              -
Exercised .................       -            -              -
Cancelled .................     1,833       (1,833)         48.00


Balance, September 30, 2000    22,833       18,834      $   50.16

Granted ...................   (30,985)      30,985          11.16
Exercised .................       -        (18,735)          9.36
Cancelled .................    16,750      (16,750)         55.56

Balance, September 30, 2001     8,598       14,334      $   13.08

The plan provides that the option will be cancelled sixty days after an employee leaves employment with the Company. As a result of the Divestitures, 16,750 of the remaining options outstanding at September 30, 2000 were cancelled on November 29, 2000, as all employees left employment with the Company effective September 30, 2000.

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

SFAS No. 123 pro forma numbers are as follows for the years ended September 30, 2001 and 2000:

                                      2001           2000


Actual net income (loss) ......   $  (304,627)   $(6,796,862)
                                  ============    ===========
Pro forma net income (loss) ...   $  (404,927)   $(6,870,767)
                                  ============    ===========
Pro forma basic and diluted net
  Income (loss) per share .....   $      (.46)   $    (10.10)
                                  ============    ===========

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. At September 30, 2001, the following weighted average assumptions were used: risk-free interest rate of 5.0%, no expected dividends, a volatility factor of 172.50%, and a weighted average expected life of the options of 1 year. The range of exercise prices for those granted in 2001 are from $6.84 to $18.00. There were no options grants during the year ended September 30, 2000.

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

14.      INCOME TAXES

The provision for income taxes for the years ended September 30, consists of the following components:



                                                         2001        2000
                                                       ---------   ---------
Continuing operations:
  Federal:
    Current .........................................  $     -     $ (27,540)
    Deferred ........................................    (93,743)        -
                                                       ---------   ---------
                                                       $ (93,743)  $ (27,540)
                                                       =========   =========
Discontinued operations:
  Federal:
    Current .........................................        -     $(116,873)
    Deferred ........................................        -      (394,258)
                                                       ---------   ---------
                                                             -      (511,131)

  State:
    Current .........................................        -         8,134
    Deferred ........................................        -       (16,845)
                                                       ---------   ---------
                                                             -        (8,711)
                                                       ---------   ---------
                                                         (93,743)  $(519,842)
                                                       =========   =========

Reconciliation of the Federal Statutory Income Tax rate to the Company's effective income tax rate is as follows:

                                                         2001
                                                       ---------
Computed at the Statutory rates (34%) ..............   $(135,446)
Non-deductible expenses ............................         523
State Income taxes net of federal Income tax benefit     (14,460)
Reinstatement/change in valuation allowance ........      55,640
                                                       ---------
Tax provision (benefit) ............................   $ (93,743)
                                                       =========

There are no differences between income taxes from continuing operations computed at the federal statutory rate and the provision for income taxes for 2000.

The significant temporary differences that give rise to a deferred tax asset as of September 30, 2001 are as follows:


2001
Deferred tax asset:


Unrealized loss on marketable securities ..........   $  15,805
Accounts receivable allowance for doubtful accounts       7,734
Amortization of Goodwill ..........................      18,848
Stock Options .....................................      31,609
N.O.L. Carryforward ...............................      75,387
                                                      ---------
    Total deferred tax asset ......................     149,383
  Less valuation allowance ........................     (55,640)
                                                      ---------
    Net deferred tax asset ........................   $  93,743
                                                      =========

The net change in the total valuation allowance for the year ended September 30, 2001 was a decrease of $105,412.

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

The net operating loss carryforward originated September 30, 2001, the amount is $200,338 and expires in 2016.

At September 30, 2000, the Company has federal research and development credit carry forwards of $161,052 to offset future federal income taxes. The utilization of this has been lost due to changes in ownership.

15.      LEGAL PROCEEDINGS

Canton Financial Services Corporation vs. Network Systems International, Inc., a Nevada corporation, Network Information Services, Inc., a North Carolina corporation, Network Investment Group, Inc., a North Carolina corporation, and Network Partners, L.L.C., a North Carolina limited liability corporation; Hillsborough County Circuit Court Case No. 98-00657, Hillsborough County, Florida -

The Company was a party in a contract dispute in which the plaintiff, "Canton Financial Services Corporation", was seeking damages from the Company for an alleged breach of contract. The Plaintiff contended that the Company owed Plaintiff a fee because it located an entity with which the Company merged. The Company contended that it did not have a contract with the Plaintiff, and that it did not ratify the actions of the Renno Group, which did enter into a Consulting Agreement with the Plaintiff. The Company did have a contract with the Renno Group. The Plaintiff contended that it is entitled to between 28,333 shares and 50,000 shares of the Company's common stock. The amount of the Plaintiff's claim in dollars is difficult to quantify because it would depend upon the date the shares are valued. The Company also contended that the Plaintiff is estopped from pursuing its claim, because the Plaintiff took the position in another lawsuit that Renno alone was responsible for paying it under the Consulting Agreement.

On September 28, 2001 the Company agreed to issue 29,166 of its common stock on or before January 1, 2002, and granted a three year option to purchase 25,000 shares of its common stock at an exercise price of $7.20 per share, in settlement. These issuances will be made in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act.

16.   DISCONTINUED OPERATIONS

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. In July 1998, the Company was approved for listing on the Nasdaq SmallCap Market under the symbol NESI. During the first few years of its development, NESI obtained contract-programming orders from various manufacturing entities throughout the State of North Carolina. Over the succeeding ten-year period, NESI developed proprietary software and expanded operations with the introduction of product enhancements designed to keep pace with changing environments in manufacturing processes. In June 1999, NESI completed the acquisition of all of the issued and outstanding capital stock of Vercom Software, Inc. ("Vercom"), a company based in Dallas, Texas. Vercom offers a specialized software solution for the complex requirements of the printing industry. Originally formed in 1981, Vercom completed development of their Printing Industry Management and Control System ('PRIMAC") in 1988. The PRIMAC System consists of the base PRIMAC module, which controls systems, sets system-wide flags and options, sets levels of integration and handles security definitions, and approximately 20 other modules. In addition to many customized features, PRIMAC's modules provide inventory control, job costing, job estimating, production scheduling, order processing, and shop floor data collection for single and multi-plant printers. Effective September 30, 2000, the Company completed the sale of all operating lines of business to its management group.

On July 10, 2000, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with a group of investors (the "Investors"). Subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 138,889 new, restricted shares of the Company's common stock at $7.20 per share to the Investors in a private placement.

The sale under the Stock Purchase Agreement was subject to the satisfaction of the following conditions, which are discussed in more detail below: (i) certain of the Company's current management shareholders ("Management Shareholders") must agree to sell 225,000 shares of the Company's common stock to accredited investors, (ii) Management Shareholders must grant the Company a put option giving the Company the right to require the Management Shareholders to purchase substantially all of the assets associated with the Company's current business for $3,000,000, (iii) all of the Company's current directors, except Robbie Efird, must resign and a designated representative of the Initial Investors must be appointed to replace the former directors effective as of the closing date of the stock sale, and (iv) the Company must receive the consent of its current revolving credit lender, Wachovia Bank, N.A. ("Wachovia") to the terms of the Stock Purchase Agreement. All of these conditions were met and the sale under the Stock Purchase Agreement closed on July 25, 2000.

As a condition to the Investors' obligations pursuant to the terms of the Stock Purchase Agreement, four of the Company's management shareholders, Robbie M. Efird, E. W. "Sonny" Miller, Jr., David F. Christian and James W. Moseley (collectively, the "Selling Shareholders") entered into Stock Purchase Agreements dated July 10, 2000 (the "Investment Agreements") to collectively sell 225,000 shares to Herbert Tabin for $1,500,000 ($6.67 per share).

As a further condition to the Investors' obligations under the Stock Purchase Agreement, the Selling Shareholders granted the Company a put option, expiring forty-five (45) days after the closing date, giving the Company the right to require the Selling Shareholders to purchase, pursuant to a Stock Purchase Agreement, substantially all of the Company's operating assets and liabilities (the "Company Assets") and substantially all of the operating assets and liabilities of Vercom Software, Inc., a wholly-owned subsidiary corporation of the Company ("Vercom") (the "Vercom Assets")(the Company Assets and the Vercom Assets shall collectively be referred to as the "Assets") for $3,000,000. The Assets include all of the operating assets related to the Company's business as conducted at that time. During the 45-day period, the Company determined the value of the Assets and evaluated whether it was in the best interests of the Company and its shareholders for the Company to sell the Assets to the Selling Shareholders at the put price, to sell the Assets to a third party, to retain the Assets or to take other appropriate action. In order to facilitate the Company's potential exercise of the put option, the Company contributed the Company Assets to a wholly owned subsidiary corporation, Network Systems International of North Carolina, Inc. on July 20, 2000. As part of this process, the Company assigned its rights and obligations under substantially all of its current agreements (including its software license agreements, service agreements and employment agreements) to Network Systems International of North Carolina, Inc., a wholly owned subsidiary of the Company. In order to satisfy a condition to the Investors' obligations under the Stock Purchase Agreement, all of the Company's officers and directors resigned. Herbert Tabin was appointed to the Company's Board of Directors and named President as of the closing date.

Effective September 30, 2000, the Company elected to exercise the put option and require the Selling Shareholders to purchase the Assets for $3,000,000. The Selling Shareholders made an initial cash payment of $1,500,000 to the Company and delivered a non-recourse promissory note in the principal amount of $1,500,000, payable in one hundred twenty (120) days, for the remaining purchase price. The Selling Shareholders pledged all of their remaining 243,821 shares of the Company's common stock (the "Pledged Shares") as security for the payment of the promissory note. The Company's right to exercise the put option was conditioned upon the Company using $2,000,000 of the sales price received for the Assets to reduce the obligation under the revolving credit arrangement with Wachovia. The Company used $1,250,000 from the Selling Shareholders' initial cash payment to reduce the outstanding indebtedness to $750,000. As a further condition to the Company's right to exercise the put option, the Company agreed to change its name on its corporate charter, to discontinue the use of the name "Network Systems International" and to transfer all rights to the name "Network Systems International" to the Selling Shareholders. Effective September 30, 2000, the Company elected to exercise the put option. The selling shareholders made an initial cash payment of $1,500,000 to the Company and delivered a non-recourse promissory note in the principal amount of $1,500,000 payable in 120 days for the remaining purchase price. The selling shareholders pledged all of their remaining 243,821 shares of the Company's common stock as security for the payment of the promissory note. Subsequent to September 30, 2000, the pledged shares of the selling shareholders were sold to accredited investors for $1,500,000 or $6.16 per share and proceeds were remitted to the Company. The Company then paid the remaining balance of the note payable. The Company is indebted to the purchasers of the discontinued operations for $70,460 as of September 30, 2001. This amount originated with a $105,843 income tax refund receivable. During the year ended September 30, 2001 the Company incurred expenses in the amount of $35,383 that have been charged against the $105,843. The total income tax receivable is $118,883.

The operating results of the discontinued operations at September 30, 2000 were as follows:

                                                        2000
Net sales ......................................   $  8,124,487
Earnings (loss before provision for income taxes   $(10,257,477)
Income tax expense (benefit) ...................     (1,762,184)
                                                   ------------
                                                     (8,495,293)
                                                   ------------
Gain on disposal of discontinued operations ....      2,994,233
Income tax expense .............................      1,242,342
                                                   ------------
                                                      1,751,891
Earnings (loss) from discontinued operations ...   $ (6,743,402)
                                                   ============

17.      REVERSE SPLIT

On October 4, 2001, the Company announced a 1 for 12 reverse stock split of its common stock.

The total number of authorized shares of its common stock before the stock split was 100,000,000 the par value was $.001; the total number of authorized shares of common stock after the stock split is 8,333,333 and the par value is .012. The total number of issued and outstanding shares of its common stock on the record date were 11,574,619; giving effect to the stock split, OnSpan Networking now has 964,552 shares of common stock issued and outstanding. Any fractional shares, which would otherwise be issuable upon such split, were rounded up to the next whole share. OnSpan Networking did not issue new stock certificates as a result of the stock split. The financial statements have been adjusted to retroactively to show the 1 for 12 reverse stock split.


PART III

ITEM 1.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANT

         Effective January 31, 2001, the Company dismissed its former principal accountants, KPMG LLP of Greensboro, North Carolina and engaged Daszkal Bolton Manela Devlin & Co. of Boca Raton, Florida, as its principal accountants. During the two most recent fiscal years of the Company and the subsequent interim period until January 31, 2001, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused them to make reference in connection with their report to the subject matter of the disagreements. The report of the former principal accountants on the financial statements of the Company for either of the past two years contained no adverse opinion or disclaimer of opinion, nor was either qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the Company's Board of Directors. The Company provided KPMG LLP with a copy of the foregoing disclosure and requested that KPMG LLP furnish it with a letter addressed to the SEC stating whether it agrees with the above statements. (A copy of KPMG LLP's letter to the SEC, dated February 6, 2001, was filed as Exhibit 16 to the Form 8-K filed by the Company with the SEC on February 7, 2001.

ITEM 2.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
The following table sets forth the names, ages and current positions with the Company held by the Directors and Executive Officers, together with the date such positions were assumed. The Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

Position or Office              Date            Name                    Age
----------------------          --------        ----------------        ---
President/CEO/Director          Jul/2000        Herbert Tabin           34
Treasurer/CFO/Director          Sep/2000        Marissa Dermer          33
Director                        Nov/2000        G. Anthony Munno        40
Director                        Aug/2000        Thomas Cerami           27
Director                        2001            Elizabeth Capra         39

         HERBERT TABIN is a Director of the Company and is currently the President and CEO. Mr. Tabin was the Chief Operating Officer and founder of publicly traded Evolve One, Inc., formerly International Internet, Inc., and had served as its Vice President until December 2000. Mr. Tabin has been a Director of Evolve One, Inc. since February 1998. Mr. Tabin is also currently vice president of Millennium Holdings Group, Inc. a private Florida based venture capital firm. Mr. Tabin has been Vice President with Millennium Holdings since 1996. In February 1999, Mr. Tabin became President of Interactive Golf Marketing a publicly traded company that became WowStores.com. In August 1999, Mr. Tabin resigned as President of WowStores.com. Previously, Mr. Tabin was a Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group from April 1995 to December 1996. From September 1993 to March 1995 Mr. Tabin was a vice president with HBL Associates a financial relations firm in New York City. From 1989 to August 1993 Mr. Tabin was employed with the American Stock Exchange and three Long Island, NY based Stock Brokerage firms. Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York At Oneonta in 1989. In March 2000, the State University of New York At Oneonta named their campuses largest computer lab, the Tabin Computer Lab.

         MARISSA DERMER is a Director of the Company and is currently the Chief Financial Officer. Ms. Dermer is also currently controller of publicly traded Evolve One, Inc. symbol EONE. From September 1997 to April 2000, Ms. Dermer was an assistant controller with Mitchell Hutchins Asset Management, Inc., the mutual fund advisory group of Paine Webber Inc. Prior to her employment with Paine Webber, Ms. Dermer was a manager of David Berdon and Company LLP, a prominent public accounting firm headquartered in New York City from 1990 to 1997. Ms. Dermer graduated in 1990 from the State University of New York at Albany with a degree in Business/Accounting.

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

         THOMAS CERAMI is a Director of the Company and is currently the Chief Technology Officer and a Director at IceWEB, Inc., formerly American Computer Systems, Inc. (ACS). Prior to his employment with ACS, Mr. Cerami served as a New Business Development Manager at STMS a Vienna, Virginia, based company which was subsequently acquired by publicly traded Dulles, Virginia based Steel Cloud, Inc. d/k/a Dunn Computer Corporation a leading supplier of e-business platforms and network infrastructure solutions. During his employment at Dunn Computer, Mr. Cerami was the lead engineer for the Washington Metropolitan Area Transit Authority Y2k Project, the United States Department of Agriculture Exchange Migration and the Blue Cross Blue Shield Help Desk. Mr. Cerami is currently attending George Mason University.

         ELIZABETH CAPRA is a Director of the Company. Ms. Capra is also currently an Executive Assistant with Publicly Traded Evolve One, Inc. From October 1992 to July 1999, Ms. Capra was simultaneously a Property Manager for upscale properties, Reflections of Boca, Inc. and Sanctuary of Boca Raton, Inc., both located in Boca Raton, Florida. From 1984 to 1991 Ms. Capra was the Assistant to the Vice President of The International Department of Marsh & McLennan - insurance and reinsurance broking, investment management and consulting businesses worldwide. Ms. Capra graduated in 1983 from Roberts Walsh Business School with a degree in Business Administration.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended September 30, 2001 and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended September 30, 2001, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2001, other than Herbert Tabin. Mr. Tabin failed to file the initial Form 3 and failed to file a Form 4 upon the granting of options to him. In July 2001, Mr. Tabin filed the delinquent reports, and has subsequently filed as required forms on a timely basis.

ITEM 3.

EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended September 30, 1999, 2000 and 2001.

SUMMARY COMPENSATION TABLE - ANNUAL COMPENSATION

                                                                    Other annual
Name and principal position      Year       Salary        Bonus     compensation
---------------------------      ----      --------      -------    ------------

Herbert Tabin .............      2001        N/A           N/A          N/A
Chairman of the Board .....      2000        N/A           N/A          N/A
And Chief Executive Officer      1999        N/A           N/A          N/A
since July 25, 2000

Marissa Dermer ............      2001        N/A           N/A          N/A
Chief .....................      2000        N/A           N/A          N/A
Financial Officer .........      1999        N/A           N/A          N/A
Since September 2000

G. Anthony Munno ..........      2001      $ 77,916      $39,337        N/A
Director ..................      2000        N/A           N/A          N/A
Since November 2000 .......      1999        N/A           N/A          N/A


Robbie M. Efird ...........      2001             0            0            0
Chairman of the Board .....      2000      $183,333            0      $ 7,626
And Chief Executive Officer      1999      $167,456            0      $ 6,970
Until July 25, 2000

Christopher N. Baker ......      2001             0            0            0
President and Chief .......      2000      $183,333            0      $24,208
Operating Officer .........      1999      $138,505            0      $60,996
until July 25, 2000

SUMMARY COMPENSATION TABLE - LONG-TERM COMPENSATION

                                    Securities
                                    Underlying
                                     Options/
Name and principal position      Year        SAR's (#)
---------------------------      ----       ---------

Herbert Tabin .............      2001          8,333 (1)
Chairman of the Board .....      2000          N/A
and Chief Executive Officer      1999          N/A
since July 25, 2000

Marissa Dermer ............      2001          N/A
 Chief ....................      2000          N/A
Financial Officer .........      1999          N/A
Since September 2000

Robbie M. Efird ...........      2001          N/A
Chairman of the Board .....      2000          N/A
and Chief Executive Officer      1999          N/A
until July 25, 2000

Christopher N. Baker ......      2001          N/A
President and Chief .......      2000          N/A
Operating Officer .........      1999        500,000
until July 25, 2000

(1) The Company issued Mr. Tabin options to purchase 8,333 shares of its common stock, exercisable at $13.56 per share, as compensation for his services to the Company in fiscal 2001 and it issued him options to purchase 14,569 shares of its common stock exercisable at $6.864 per share as compensation for his services to the Company in fiscal 2001.

Long-Term Stock Incentive Plan

         In April 1999, the Board of Directors of the Company adopted, subject to stockholder approval, the Company's Stock Incentive Plan (the "Stock Incentive Plan"). The purposes of the Stock Incentive Plan are to closely associate the interests of the key associates (management and certain other employees) of the Company and its adopting subsidiaries with the stockholders by reinforcing the relationship between participants' rewards and stockholder gains, to provide key associates with an equity ownership in the Company commensurate with Company performance, as reflected in increased stockholder value, to maintain competitive compensation levels, and to provide an incentive to key associates for continuous employment with the Company.

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

The Stock Incentive Plan is administered by a Committee consisting of three members appointed by the Board of Directors of the Company (the "Committee"). The Committee is currently comprised of Messrs. Tabin and Munno and Ms. Dermer. The Committee, in its sole discretion, has the authority to: (i) designate the key associates or classes of key associates eligible to participate in the Stock Incentive Plan; (ii) to grant awards provided in the Stock Incentive Plan in the form and amount determined by the Committee; (iii) to impose such limitations, restrictions and conditions upon any such award as the Committee shall deem appropriate; and (iv) to interpret the Stock Incentive Plan.

         The maximum aggregate number of shares of common stock available for issuance under the Stock Incentive Plan is 41,667 shares. At September 30, 2001 there were options to purchase 14,333 shares of the Company's common stock outstanding under the Stock Incentive Plan. The shares of common stock available for issuance under the Stock Incentive Plan are subject to adjustment for any stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like. Shares issued may consist in whole or in part of authorized but unissued shares or treasury shares. Shares tendered by a participant as payment for shares issued upon exercise of an option shall be available for issuance under the Stock Incentive Plan.

Any shares of common stock subject to an option, which for any reason is terminated unexercised or expires shall again be available for issuance under the Stock Incentive Plan. Subject to the provisions of the Stock Incentive Plan, the Committee may award incentive stock options and nonqualified stock options and determine the number of shares to be covered by each option, the option price therefore and the conditions and limitations applicable to the exercises of the option. Each option shall be exercisable at such times and subject to such terms and conditions as the Committee may specify in the applicable award or thereafter.

Incentive stock options granted under the Stock Incentive Plan are intended to qualify as such under section 422 of the Code. No incentive stock option granted under the Stock Incentive Plan may be exercisable more than 10 years from the date of grant.

The option price per share for nonqualified stock options and incentive stock options must at least equal the fair market value of the common stock on the date the option is granted. For a 10% shareholder must equal at least 110%. Each option shall be evidenced by a written stock option agreement, in such form as the Committee may from time to time determine, executed by the Company and the grantee, stating the number of shares of common stock subject to the option.
The Committee may at any time and from time to time terminate or modify or amend the Stock Incentive Plan in any respect, except that without stockholder approval the Committee may not (i) increase the maximum number of shares of common stock which may be issued under the Stock Incentive Plan, (ii) extend the period during which any award may be granted or exercised, (iii) extend the term of the Stock Incentive Plan, or (iv) change the associates/employees or group of associates/employees eligible to receive incentive stock options.

OPTION/SAR GRANTS IN LAST FISCAL YEAR


                Number of      Percent of total
                Securities     options/SARs
                Underlying     grated to          Exercise or
                Options/SARs   employees in       Base           Expiration
Name            granted (#)    fiscal year        Price ($/Sh)   Date

Herbert Tabin      14,569           47%               6.864      June 2004 (1)
Herbert Tabin       8,333           27%               13.56      October 2003

(1) Exercised on June 28, 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
         AND FY-END OPTION/SAR VALUES

                                                  Number of      VALUE OF
                                                  securities     UNEXERCISED
                                                  underlying     IN-THE-MONEY
                                                  unexercised    OPTIONS/SARs
                Shares                            options/SARs   At FY-end ($)
                Acquired                          at FY-end (#)  Exercisable/
                On             Value              Exercisable/   Unexercisable
Name            Exercise (#)   Realized ($)       Unexercisable

Herbert Tabin     14,569        $100,000              8,333           $0


ITEM 4.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table indicates all persons who, as of September 30, 2001, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group.

The Company's common stock is the only class of its voting securities. As of September 30, 2001, there were 964,552 shares of the Company's common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and includes any securities which the person has the right to acquire within 60 days through the conversion or exercise of any security or other right. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of its common stock beneficially owned by them. The information as to the number of shares of the Company's common stock owned by each named person or group is based upon the information contained in a record list of the Company's shareholders at September 30, 2001.


            Name and address                    Amount and Nature
Title       of Beneficial                       of Beneficial         % of
of class    Owner                               Owner                 Class

Common      Herbert Tabin                          247,902(1)         25.70%
            6413 Congress Ave, Ste 230
            Boca Raton, FL  33487

Common      Marissa Dermer                           2,500(2)          0.26%
            6413 Congress Ave, Ste 230
            Boca Raton, FL  33487

Common      G. Anthony Munno                        10,045             1.04%
            131 Elden Street
            Herndon, VA

Common      Thomas Cerami                              417             0.04%
            14155 G Sullyfield Circle
            Chantilly, VA  20151

Common      Elizabeth Capra                              0              ---%
            6413 Congress Ave, Ste 230
            Boca Raton, FL  33487

Common      All directors and executive officers   260,864            27.04%
            As a group (four persons)


(1) Includes an option granted to Mr. Tabin on October 23, 2000 for 8,333 shares with an exercise price of $13.56 per share, the closing price for the stock on that date as reported on the Nasdaq SmallCap Market. The options were granted by the Board of Directors in lieu of current compensation agreements.

(2) Includes an option granted to Ms. Dermer on October 23, 2000 for 2,500 shares with an exercise price of $13.56 per share, the closing price for the stock on that date as reported on the Nasdaq SmallCap Market. The options were granted by the Board of Directors in lieu of current compensation agreements.

ITEM 5.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 10, 2000, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with a group of investors (the "Investors"). Subject to the terms and conditions of the Stock Purchase Agreement, the Company issued 138,889 new, restricted shares of the Company's common stock at $7.20 per share to the Investors in a private placement. The sale under the Stock Purchase Agreement was subject to the satisfaction of the following conditions, which are discussed in more detail below: (i) certain of the Company's current management shareholders ("Management Shareholders") must agree to sell 225,000 shares of the Company's common stock to accredited investors, (ii) Management Shareholders must grant the Company a put option giving the Company the right to require the Management Shareholders to purchase substantially all of the assets associated with the Company's current business for $3,000,000, (iii) all of the Company's current directors, except Robbie Efird, must resign and a designated representative of the Initial Investors must be appointed to replace the former directors effective as of the closing date of the stock sale, and (iv) the Company must receive the consent of its current revolving credit lender, Wachovia Bank, N.A. ("Wachovia") to the terms of the Stock Purchase Agreement. All of these conditions were met and the sale under the Stock Purchase Agreement closed on July 25, 2000.

As a condition to the Investors' obligations pursuant to the terms of the Stock Purchase Agreement, four of the Company's management shareholders, Robbie M. Efird, E. W. "Sonny" Miller, Jr., David F. Christian and James W. Moseley (collectively, the "Selling Shareholders") entered into Stock Purchase Agreements dated July 10, 2000 (the "Investment Agreements") to collectively sell 225,000 shares to Herbert Tabin for $1,500,000 ($6.67 per share).

As a further condition to the Investors' obligations under the Stock Purchase Agreement, the Selling Shareholders granted the Company a put option, expiring forty-five (45) days after the closing date, giving the Company the right to require the Selling Shareholders to purchase, pursuant to a Stock Purchase Agreement, substantially all of the Company's operating assets and liabilities (the "Company Assets") and substantially all of the operating assets and liabilities of Vercom Software, Inc., a wholly-owned subsidiary corporation of the Company ("Vercom") (the "Vercom Assets")(the Company Assets and the Vercom Assets shall collectively be referred to as the "Assets") for $3,000,000. The Assets include all of the operating assets related to the Company's business as conducted at that time. During this 45-day period, the Company determined the value of the Assets and evaluated whether it was in the best interests of the Company and its shareholders for the Company to sell the Assets to the Selling Shareholders at the put price, to sell the Assets to a third party, to retain the Assets or to take other appropriate action.

In order to facilitate the Company's potential exercise of the put option, the Company contributed the Company Assets to a wholly owned subsidiary corporation, Network Systems International of North Carolina, Inc. on July 20, 2000. As part of this process, the Company assigned its rights and obligations under substantially all of its current agreements (including its software license agreements, service agreements and employment agreements) to Network Systems International of North Carolina, Inc., a wholly owned subsidiary of the Company. In order to satisfy a condition to the Investors' obligations under the Stock Purchase Agreement, all of the Company's officers and directors resigned. Herbert Tabin was appointed to the Company's Board of Directors and named President as of the closing date.

Effective September 30, 2000, the Company elected to exercise the put option and require the Selling Shareholders to purchase the Assets for $3,000,000. The Selling Shareholders made an initial cash payment of $1,500,000 to the Company and delivered a non-recourse promissory note in the principal amount of $1,500,000, payable in one hundred twenty (120) days, for the remaining purchase price. The Selling Shareholders pledged all of their remaining 243,821 shares of the Company's common stock (the "Pledged Shares") as security for the payment of the promissory note. The Company's right to exercise the put option was conditioned upon the Company using $2,000,000 of the sales price received for the Assets to reduce the obligation under the revolving credit arrangement with Wachovia. The Company used $1,250,000 from the Selling Shareholders' initial cash payment to reduce the outstanding indebtedness to $750,000. As a further condition to the Company's right to exercise the put option, the Company agreed to change its name on its corporate charter, to discontinue the use of the name "Network Systems International" and to transfer all rights to the name "Network Systems International" to the Selling Shareholders. The Company has announced plans to change its name to OnSpan Networking, Inc. Subsequent to September 30, 2000, the pledged shares of the selling shareholders were sold to accredited investors for $1,500,000 or $6.16 per share and proceeds were remitted to the Company. The Company then paid the remaining balance of the note payable.

There is no immediate family relationship between or among any of the Directors and Executive Officers, except Ms. Dermer who is the sister-in-law of Mr. Tabin.

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

1. Form 8-K filed with the Securities and Exchange Commission October 16, 2001 announcing the OnSpan Networking, Inc. (the "Company"), filed a Certificate pursuant to Section 78.207 of the Nevada Statutes whereby the Company decreasing the number of issued and outstanding shares of common stock, par value $.001, at a rate of one for twelve (1:12), and proportionately decreasing the number of authorized shares of common stock at a rate of one for twelve (1:12). As a result, the Company's authorized common stock has been reduced from 100,000,000 shares to 8,333,333 shares, and the number of issued and outstanding shares of common stock was reduced from 11,574,619 to approximately 964,552 shares.

Exhibits

Exhibit No.     Description of Item

23.1            Consent of Independent Certified Public Accountant

23.2            Consent of Independent Auditors

4.0             Long Term Incentive Stock Options Plan (1)

----------

(1) Incorporated by reference to the company's report on form S-8 dated July 27, 2001

                                   SIGNATURES

         In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ONSPAN NETWORKING, INC.


By: /s/ Herbert Tabin
Herbert Tabin, Principal Executive Officer      November 28, 2001



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   SIGNATURES




By: /s/ Herbert Tabin
Herbert Tabin, Principal Executive Officer      November 28, 2001


By: /s/ Marissa Dermer
Marissa Dermer, Principal Accounting
and Financial Officer                           November 28, 2001

By: /s/ G. Anthony Munno
G. Anthony Munno, Director                      November 28, 2001

By: /s/ G. Thomas Cerami
Thomas Cerami, Director                         November 28, 2001

By: /s/ Elizabeth Capra
Elizabeth Capra, Director                       November 28, 2001