Form 10KSB/A
period 2001-09-30
ONSPAN NETWORKING INC
filed 2002-01-16
CIK 842722

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  FORM 10-KSB/A

                         Amendment No. 1 to Form 10-KSB

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


PART II
Item 1. Market for common equity and related stockholder matters..............14
Item 2. Management's discussion and analysis or plan or operation.............15
Item 3. Consolidated Financial Statements.....................................21

PART III
Item 1. Changes in and disagreements with accountants on
            Accounting and financial disclosure changes in registrant's
            Certifying accountant.............................................43
Item 2. Directors, Executive officers, Promoters and Control persons
            Compliance with Section 16(a) of the Exchange Act.................44
Item 3. Executive Compensation................................................46
Item 4. Security Ownership of certain beneficial owners and
            Management........................................................49
Item 5. Certain relationships and related transactions........................51
Item 6. Exhibits and Reports on Form 8-K......................................53

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

         On January 4, 2002, Nasdaq informed OnSpan Networking, Inc. that it had evidenced compliance with the requirements necessary for continued listing on the Nasdaq SmallCap Market, as set forth in the Nasdaq Listing Qualifications Panel (the "Panel") decision dated November 6, 2001. In accordance with that decision, on or before December 31, 2001, the Company was required to provide documentation to Nasdaq evidencing that it held its annual meeting for the fiscal year ended September 30, 2000. By letter dated December 31, 2001, the Company provided the required documentation demonstrating compliance with the Panel decision. Accordingly, the Panel determined to continue the listing of the Company's securities on The Nasdaq SmallCap Market and to close the hearing file. As of January 7, 2002 the stock resumed trading under the symbol ONSP.


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


The majority of the Company's sales consist of sales of computer hardware and software. The revenue generated by consulting and maintenance services is not significant or material at this time. Consulting and maintenance services revenue, although not material, are recognized when services are rendered. The majority of the products purchased for resale are purchased from either the original equipment manufacturer or another reseller. All warranties of products sold are held with the original equipment manufacturer.


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


GOODWILL

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon the adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. A decline in the fair value of our common stock may precipitate a goodwill impairment in the future. Goodwill resulted from the acquisition of Interlan Communications. An asset of $409,832 was recognized at the time of purchase and was being amortized over five years. Total amortization to date is $75,135. Interlan has provided revenue of $3,321,339 since the acquisition and a gross profit of $507,981. It is reasonable to believe that it will continue to produce a steady source of cash flow in the fiscal year 2002.

MARKETABLE EQUITY SECURITIES

In March 2001, the Company acquired a total of 1,171,666 shares of Team Sports Entertainment, Inc. (OTCBB:TSPT) ("Team Sports") formerly known as Logisoft Corp. with a market value at acquisition of $0.36 (thirty-six cents) per share for a total investment of $421,800. Of the shares acquired 1,121,666 were restricted shares and 50,000 were free-trading shares. In the third quarter of 2001 the Company sold 50,000 shares of Team Sports for a gain of $16,299. As of June 30, 2001 the remaining restricted shares of Team Sports had a market value of $975,849 or $0.87 (eighty-seven cents) per share resulting in an unrealized gain of $572,050 for the nine months ended June 30, 2001.

In September 2001, the Company exchanged the remaining 1,121,666 shares of Team Sports for 700,000 shares of eResource Capital Group (AMEX:RCG)("eResource"). At the time of the exchange the market value of Team Sports was $975,849 and the market value of eResource was $504,000. For the year ended September 30, 2001, the Company recorded an unrealized loss of ($42,000) on the Company's restricted 144 stock of eResource, which had a quoted market value of $462,000 or $0.66 (sixty-six cents) per share.

In the fourth quarter of 2001, the Company incurred an unrealized loss from trading securities of $513,850, offset by the additional realized gain on marketable securities of $100,200. Other factors contributing to the change in net loss include a one time charge of $84,000 for the issuance of 25,000 common stock options granted to Canton Financial in settlement of legal issues, and additional legal and general and administrative expenses.

eResource Capital Group, Inc.

eResource Capital Group, Inc. (AMEX:RCG) (formerly flightserv.com) and its subsidiaries are currently engaged in the operation of leisure charter travel services, telecommunications call center, technology business consulting, home technology, and Internet solutions businesses. eResource is a Delaware corporation incorporated in 1982. Prior to fiscal 1996, eResource, then known as Proactive Technologies, Inc., operated a drug-screening and testing lab and a computer software development business. In fiscal 1996, eResource discontinued these operations when it acquired Capital First Holdings, Inc., a residential real estate development company. Through the first half of fiscal 1999, eResource was engaged primarily in the design, development and sale of single-family subdivisions. In the second half of fiscal 1999, eResource acquired a commercial real estate business consisting of two strip-mall, shopping centers and a hotel development concept. Also, during the second half of fiscal 1999, eResource decided to discontinue its residential real estate development operations and focus primarily on developing an Internet Web site to provide access to private aviation travel services. eResource changed its name to flightserv.com in June 1999 to reflect the new business direction. In fiscal 2000, eResource continued development of the private aviation concept and launched the Private Seats program in March 2000. eResource was able to generate only minimal customer bookings through the Private Seats program and did not book any flights after June 2000. In fiscal 2001, eResource modified its business plan and acquired several companies in various business segments. In October 2000, eResource changed its name to eResource Capital Group, Inc. to reflect the new business direction. Also, in fiscal 2001 eResource discontinued its commercial real estate business.

eResource Capital Group, Inc. and OnSpan Relationship

OnSpan has been in exploratory talks with eResource Capital Group, Inc. about obtaining a franchise of its subsidiary LST, Inc. ("LST"). LST is a full service home technology integration company providing complete installation and equipment for structured wiring, home security, PC networking, home audio, home theater, central vacuum and accent lighting. During 2001, LST expanded from its headquarters in Charlotte, N.C. to Raleigh, N.C., Greenville, S.C., Columbia, S.C., Hilton Head, S.C., Charleston, S.C., Dallas, TX and Houston, TX. OnSpan currently holds less than 1% of the outstanding shares of eResource Capital Group, Inc.

LST creates relationships with high-end ($250,000 and higher) residential homebuilders providing a basic structured wiring and security package in exchange for an agreement to introduce the homeowner to a LST sales consultant, as well as a visit to the local LST showroom. While in the showroom, the homeowner is introduced to the complete line of home security, entertainment, lighting, and home office options. Using LST pricing software, the sales consultant can customize, design and price the consumer's package while they are enjoying their "showroom experience," a significant advantage within the industry. LST has also secured relationships with product manufacturers, distributors and service providers (cable, Internet service provider - "ISP", broadband and security) to insure the highest quality and most attractive pricing for the homeowners' needs. The "up sales" for these products and services usually range from $2,000 to $10,000. LST, however, has installed packages up to $100,000. In the fourth quarter of fiscal 2001, LST began development of a national franchising program, which was implemented in September 2001. In connection with the franchising program, LST, at June 30, 2001, had received non-binding letters of intent from prospective franchisees to purchase franchise licenses for 11 markets, including all LST-operated markets, except Charlotte N.C. Also, in July 2001, LST acquired a home technology business in Atlanta, Georgia. LST plans to own and operate the Charlotte, NC and Atlanta, GA markets.

eResource Capital Group, Inc. Risk Factors Which May Materially Effect Our Investment

         - eResource Capital has been incurring operating losses and there can be no assurance that we will achieve or sustain profitability.

         - eResource Capital recently acquired businesses have limited operating histories

         - eResource Capital needs to raise additional funds in order to continue to operate and grow our business

         - eResource Capital may be unable to successfully execute our acquisition strategy

         - eResource Capital growth places strain on our managerial, operational and financial resources

         - eResource Capitals future sales of restricted securities could have a negative effect on its stock price

         - eResource Capital selling stockholders may sell a substantial amount of their shares, these sales could have an adverse impact on our its price

         - eResource Capital may be unsuccessful in implementing its business plans, as they have recently modified their business plan and may not be able to successfully implement their current business plan

VOLATILITY OF SECURITIES - eResource Capital securities were especially volatile following the events of September 2001. eResource Capital is currently engaged in the leisure charter travel industry which has experienced a significant downturn.


INCOME TAXES - The Company recorded $93,743 in deferred income tax benefit for the year ended September 30, 2001.

DISCONTINUED OPERATIONS - The operations of the Company, for the year ended September 30, 2000, which were sold effective September 30, 2000, have been reclassified as loss from discontinued operations.


NET INCOME (LOSS)

In the fourth quarter of 2001, the Company incurred an unrealized loss from trading securities of $513,850, offset by the addition realized gain on marketable securities of $100,200. Other factors contributing to the change in net loss include a one time charge of $84,000 for the issuance of 25,000 common stock options granted to Canton Financial in settlement of legal issues, and additional legal and general and administrative expenses.


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

ITEM 3.

                        CONSOLIDATED FINANCIAL STATEMENTS

                                      INDEX

                                                                         Page #

Independent auditors' reports............................................22 & 23
Consolidated balance sheet....................................................24
Consolidated statements of operations.........................................25
Consolidated statements of changes in stockholders' equity....................26
Consolidated statements of cash flows....................................27 & 28
Notes to consolidated financial statements....................................29

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


Subsequent to year end a refund application was filed with the Internal Revenue Service for approximately $118,000 for prior year overpaid income taxes. A refund for the full amount is expected in fiscal year 2002.


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


ONSPAN NETWORKING, INC.


By: /s/ Herbert Tabin
Herbert Tabin, Principal Executive Officer      January 16, 2002



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   SIGNATURES




By: /s/ Herbert Tabin
Herbert Tabin, Principal Executive Officer      January 16, 2002


By: /s/ Marissa Dermer
Marissa Dermer, Principal Accounting
and Financial Officer                           January 16, 2002

By: /s/ G. Anthony Munno
G. Anthony Munno, Director                      January 16, 2002

By: /s/ G. Thomas Cerami
Thomas Cerami, Director                         January 16, 2002

By: /s/ Elizabeth Capra
Elizabeth Capra, Director                       January 16, 2002