Form 10QSB
period 2001-12-31
ONSPAN NETWORKING INC
filed 2002-02-08
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For Quarter Ended: December 31, 2001


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

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of December 31, 2001 was 964,552.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

OnSpan Networking, Inc. and Subsidiary

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part I.       Unaudited Financial Information

      Item 1. Condensed Consolidated:

              Balance Sheet - December 31, 2001 ...........................   3

              Statements of Operations - ..................................   4
              Three Months Ended December 31, 2001 and 2000

              Statement of Stockholders' Equity - .........................   5
              Three Months Ended December 31, 2001

              Statements of Cash Flows - ..................................  6-7
              Three Months Ended December 31, 2001 and 2000

              Notes to Financial Statements - ............................. 8-14
              Three Months Ended December 31, 2001 and 2000

      Item 2. Managements Discussion and Analysis of Financial ............15-19
              Condition and Results of Operations

      Item 4. Submission of Matters to a Vote of Security Holders .........  20

Part II.      Other Information ...........................................  20

OnSpan Networking, Inc. and Subsidiary

Condensed Consolidated Balance Sheet
December 31, 2001
(Unaudited)


Assets

Current assets
  Cash and cash equivalents                                        $ 1,187,941
  Accounts receivable, less allowance of $20,554                       461,119
  Marketable equity securities                                         154,000
  Prepaid expenses                                                     106,566
  Deferred income taxes                                                239,395
  Income taxes receivable                                              196,928
                                                                   ------------
Total current assets                                                 2,345,949

Property and equipment, net                                             21,902
Goodwill                                                               334,697
Deferred income taxes                                                   19,100
                                                                   ------------
                                                                   $ 2,721,648
                                                                   ============

Liabilities and Stockholders' Equity

Current liabilities
  Note payable                                                        $ 57,000
  Accounts payable                                                     247,969
  Accrued expenses                                                     100,819
  Accrued dividend                                                      30,946
  Amounts due to purchasers of discontinued operations                  45,365
  Due to shareholders                                                    2,186
                                                                   ------------
Total current liabilities                                              484,285

Stockholders' equity
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,763 shares;
    liquidation preference $276,300                                          2
  Common stock, $.012 par value.  Authorized 8,333,333
   shares; issued and outstanding 964,552 shares                        11,575
  Paid-in capital                                                    7,755,319
  Accumulated deficit                                               (5,529,533)
                                                                   ------------
Total stockholders' equity                                           2,237,363
                                                                   ------------
                                                                   $ 2,721,648
                                                                   ============

See accompanying notes to condensed consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary

Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2001 and 2000
(Unaudited)

                                                    Three Months Ended
                                                       December 31,
                                                   2001           2000
                                                   ----           ----

Sales and revenues                                $ 912,060      $ 984,009

Costs and expenses:
  Cost of goods sold                                789,864        773,809
  Salaries and wages                                112,177         99,512
  Other selling, general and
    administrative expenses                         143,985        132,826
                                                ------------  -------------
                                                  1,046,026      1,006,147
                                                ------------  -------------
Earnings (loss) from operations                    (133,966)       (22,138)

Other income (expense):
  Interest income                                     6,820          2,787
  Unrealized (loss) on
    marketable equity securities                   (308,000)             -
  Interest expense                                        -           (697)
                                                ------------  -------------
    Total other income (expense)                   (301,180)         2,090
                                                ------------  -------------

Earnings (loss) before income taxes                (435,146)       (20,048)
Income tax expense (benefit)                       (242,798)        (7,700)
                                                ------------  -------------
Earnings (loss) from continuing operations         (192,348)       (12,348)
Dividends on preferred shares                             -              -
                                                ------------  -------------
Net earnings (loss) applicable to
  common shares                                  $ (192,348)     $ (12,348)
                                                ============  =============

Net earnings (loss) per share
  Basic and diluted                                 $ (0.20)       $ (0.01)
                                                ============  =============

Weighted average shares outstanding
  Basic                                             964,552        846,895
                                                ============  =============
  Diluted                                           964,552        846,895
                                                ============  =============

See accompanying notes to condensed consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders' Equity
Three Months Ended December 31, 2001
(Unaudited)

                             Preferred Stock      Common Stock      Paid-in     Retained
                            Shares  Par Value  Shares   Par Value   Capital     Earnings      Total
                            ------- --------- --------- --------- ----------- ------------  ----------
Balance, September 30, 2001  2,763       $ 2   964,552  $ 11,575  $7,755,319  $ (5,337,185) $ 2,429,711
Net (loss)                       -         -         -         -           -      (192,348)    (192,348)
                            ------- --------- --------- --------- ----------- ------------  -----------
Balance, December 31, 2001   2,763       $ 2   964,552  $ 11,575  $7,755,319  $ (5,529,533) $ 2,237,363
                            ======= ========= ========= ========= =========== ============  ===========


See accompanying notes to condensed consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2001 and 2000
(Unaudited)

                                                          2001           2000
                                                          ----           ----
Cash flows from operating activities
Net income                                            $  (192,348)  $   (12,348)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization                             1,766        13,888
  Deferred income taxes                                  (164,752)      (18,700)
  Unrealized loss from marketable securities              308,000             -
  Allowance for bad debts                                       -        40,000
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Accounts receivable                                   226,337        40,425
    Income tax receivable                                 (78,045)       11,000
    Notes receivable                                            -             -
    Inventory                                               1,485             -
    Prepaid expenses                                       (7,753)       (1,757)
    Accounts payable                                     (332,096)      (59,834)
    Accrued expenses                                       89,854       (48,866)
    Income taxes payable                                        -       (81,176)
                                                      -----------   -----------
Net cash used in operating activities                    (147,552)     (117,368)
                                                      -----------   -----------

Cash flows from investing activities
  Net cash received in acquisition of interLAN                  -       152,239
  Capital expenditures                                     (1,179)            -
                                                      -----------   -----------
Net cash (used in) provided by  investing activities       (1,179)      152,239
                                                      -----------   -----------

Cash flows from financing activities
  Payment of notes payable                                 (6,781)     (174,738)
  Payment to purchasers of discontinued operations        (25,095)      (31,614)
                                                      -----------   -----------
Net cash used in financing activities                     (31,876)     (206,352)
                                                      -----------   -----------
Net decrease in cash and cash equivalents from
  continuing operations                                  (180,607)     (171,481)
Cash and cash equivalents, beginning of period
  from continuing operations                            1,368,548       750,000
                                                      -----------   -----------
Cash and cash equivalents, end of period              $ 1,187,941   $   578,519
                                                      ===========   ===========


                                                              Continued

See accompanying notes to condensed consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2001 and 2000
(Unaudited)
(Continued)
                                                          2001           2000
                                                          ----           ----
Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest                                            $         -   $       697
  Income taxes                                        $         -   $    81,176

Supplemental Schedule of Noncash Investing and Financing Activities
Purchase of interLAN:
  Fair value of assets acquired, excluding cash       $         -   $ 1,100,296
  Liabilities assumed                                           -      (915,035)
  Stock issued                                                  -      (337,500)
                                                      -----------   -----------
    Cash acquired in excess of cash paid                        -      (152,239)
    Cash paid                                                   -      (150,000)
                                                      -----------   -----------
  Cash acquired                                       $         -   $   302,239
                                                      ===========   ===========

Financed insurance premiums                           $    57,000   $    42,180


See accompanying notes to condensed consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements
Three Months Ended December 31, 2001 and 2000
(Unaudited)

A.       Organization

OnSpan Networking, Inc. (the "Company" or "OnSpan"), a Nevada corporation, is a holding company that develops data communications and networking infrastructure solutions and provides services for business, government and education. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN") (http://www.interlancom.com). OnSpan changed its name from Network Systems International, Inc. effective February 10, 2001.

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


Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2001, which is included in the Company's Form 10-KSB for the year ended September 30, 2001. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

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

         Preferred Stock - At December 31, 2001 the Company had 2,763 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected for the payment of cash dividends on its Series A to be suspended. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company as well as to maintain the continued listing of the Company's common stock on The Nasdaq SmallCap Market. These actions include, among others, ensuring that the Company can continue to meet or exceed Nasdaq's continued listing standards. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at December 31, 2001.

         Property and equipment - Property and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed using an accelerated method for both financial and tax purposes based upon the useful lives of the assets.

         Goodwill - Goodwill represents the excess of the cost of interLAN over the fair market value of identifiable net assets at the date of acquisition. Goodwill was amortized on a straight-line basis over 5 years. As of October 1, 2001 the company has adopted SFAS No. 142 which requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon the adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles.

         The carrying value of goodwill is evaluated periodically in relation to the operating performance and future discounted cash flows of the underlying businesses.

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

         Stock option plan - The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plan, and has adopted the disclosure only provisions of FASB No. 123 "Accounting and Disclosure of Stock Based Compensation". As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price

         Earnings per common share - Earnings per common share are calculated under the provisions of SFAS No. 128, "Earnings per Share," which established new standards for computing and presenting earnings per share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potential dilutive common shares outstanding.

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

C.       Marketable Equity Securities

         The amortized cost of investment securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2001 is as follows:

                                            2001
         Trading securities:
                  Cost                   $  504,000
                  Unrealized loss          (350,000)
                                         -----------
                                         $  154.000
                                         ===========

         The Company included unrealized losses in the amount of $308,000 in earnings for the three month period ended December 31, 2001.


D.       Acquisition of interLAN Communications, Inc.

         On November 10, 2000, Onspan completed the acquisition of 100% of the issued and outstanding common stock of interLAN, in exchange for $150,000 in cash, 20,883 shares of the restricted common stock of Onspan, with a value of $337,500, and promissory notes in the amount of $150,000.The Company also issued an additional 1,832 shares of restricted common stock to employees at a value of $27,984.

         interLAN is a provider of data communications and networking infrastructure solutions for business, government and education. interLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. interLAN's products assist in the transmission of data, voice, and Internet information.

         The transaction was accounted for using the purchase method of accounting, with the assets and liabilities of interLAN being recorded at fair values. The transaction resulted in goodwill in the amount of $409,832, which was being amortized over five years, until September 30, 2001 when SFAS No. 142 was adopted. Unaudited pro forma results of operations for the three-month periods ended December 31, 2001 and 2000, as if the acquisition had occurred as of the beginning of each period, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma results exclude the results of discontinued operations.

                                                   2001         2000

         Sales ...............................  $ 912,060   $ 1,579,490
                                                =========   ===========

         Net earnings (loss) from
           continuing operations .............   (192,348)      (33,994)
         Dividends on preferred shares .......          -             -
                                                ---------   -----------

         Net earnings (loss) applicable
            to common shares .................  $(192,348)  $   (33,994)
                                                =========   ===========

         Net earnings (loss) per common share,
           basic and diluted, from continuing
           operations ........................  $    (.20)  $      (.00)
                                                =========   ===========

E.       Note payable

         The Company incurred debt in the amount of $57,000 to finance insurance premiums. The balance was $57,000 at December 31, 2001.

F.       Earnings per share

         The following data for the three months ended December 31, 2001 and 2000 shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.
                                                           2001         2000

         Income from continuing operations ...........  $(192,348)  $ (12,348)
         Less preferred stock dividends ..............          -           -
                                                        ---------   ---------

         Income(loss) available to common shareholders
           used in basic and diluted EPS .............  $(192,348)  $ (12,348)
                                                        =========   =========

         Weighted average number of common shares
           used in basic EPS .........................    964,552     846,894

         Effect of dilutive securities: stock options
         and Warrants                                           -           -
                                                        ---------   ---------
         Weighted average number of common shares
           used in diluted EPS .......................    964,552     864,894
                                                        =========   =========

         At December 31, 2001, all common stock equivalents were antidilutive and are not included in the earnings per share calculations. The Company had 14,334 options to purchase common shares and 2,763 shares of preferred stock, convertible into 11,052 shares of common stock.

         At December 31, 2000, all common stock equivalents were antidilutive and are not included in the earnings per share calculations. The Company had 16,417 options to purchase common shares and 3,268 shares of preferred stock that were antidilutive and are not included in the earnings per share calculations for 2000.

H.       Income Taxes

         Income tax expense(benefit) for continuing operations for the three months ended December 31, 2001 and 2000 consists of:

                                               2001        2000
         Current tax expense:
                  Federal ................  $       -   $  9,300
                  State ..................          -      1,700
                                            ---------   --------
                                                    -     11,000
         Deferred tax expense ............   (242,798)   (18,700)
                                            ---------   --------
                  Total income tax benefit  $(242,798)  $ (7,700)
                                            =========   ========

         Actual income tax expense applicable to earnings, from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense as follows for the three months ended December 31, 2001 and 2000:

                                                    2001       2000

         "Normally expected" income tax expense $(165,883) $(6,800) State income taxes, net of Federal
           Income tax benefit .................          -      (900)
         Income tax receivable ................    (78,045)        -
         Non-deductible meals and other .......      1,130         -
                                                 ---------   -------
                                                 $(242,798)  $(7,700)
                                                 =========   =======

         The deferred income tax assets at December 31, 2001 are comprised of the following:
                                                                           Non
                                                              Current    Current
         Unrealized loss on marketable securities ..........  $116,917   $     -
         Accounts receivable allowance for doubtful accounts     7,734         -
         N.O.L Carryforward ................................   114,744         -
         Goodwill ..........................................         -    19,100
                                                              --------   -------
             Net deferred income tax assets ................  $239,395   $19,100
                                                              ========   =======

J.       Stock Options
         During 1999, the Company adopted the Network Systems International, Inc. "1999 Long Term Stock Incentive Plan." The maximum number of shares authorized and available under the plan was increased from 41,667 to 500,000 shares on December 31, 2001 as a result of an amendment voted for at the annual shareholder meeting. As of December 31, 2001, 18,735 of the shares authorized under the plan have been issued. Under the terms of the plan, the options expire after 10 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the three months ended December 31, 2001.

                                       Options       Options Outstanding
                                      Available             Weighted Average
                                      For Grant   Options    Exercise Price

         Balance, September 30, 2001    8,598     14,334       $   13.08
                                      -------     ------       ---------

         Plan Amendment ............  458,333          -               -
         Granted ...................        -          -               -
         Exercised .................        -          -               -
         Cancelled .................        -          -               -
                                      -------     ------       ---------
         Balance, December 31, 2001   466,931     14,334       $   13.08
                                      =======     ======       =========

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

         SFAS No. 123 pro forma numbers are as follows for the three-month periods ended December 31, 2001 and 2000:

                                             2001        2000

         Actual net (loss) .............  $(192,348)  $(12,348)
                                          =========   ========
         Pro forma net income (loss) ...  $(192,348)  $(27,886)
                                          =========   ========
         Pro forma basic and diluted net
           Income (loss) per share .....  $    (.20)  $   (.00)
                                          =========   ========

         Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. At December 31, 2001, the following weighted average assumptions were used: risk-free interest rate of 5.0%, no expected dividends, a volatility factor of 172.50%, and a weighted average expected life of the options of 1 year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         On October 9, 2001 the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. The total number of authorized shares of its common stock before the stock split was 100,000,000; the total number of authorized shares of common stock after the stock split was 8,333,333. The total number of issued and outstanding shares of its common stock on the record date were 11,574,619; giving effect to the stock split, there were 964,552 shares of common stock issued and outstanding after the split. All information contained in this filing gives proforma effect to this stock split.

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

         The Company's common stock is currently quoted on the Nasdaq SmallCap Market under the symbol "ONSP." The Company's common stock is thinly traded. In October 2001 the Company was notified by the Nasdaq Listing Qualifications Panel of its failure to timely solicit proxies and hold an annual meeting of its shareholders for the fiscal year ended September 30, 2000 as required by Nasdaq Marketplace Rules. The Company submitted a definitive plan of compliance to Nasdaq which provided that the Company would file proxy materials with the SEC on or before November 23, 2001, and hold its annual meeting of shareholders for 2000 on or before December 31, 2001. By letter dated November 6, 2001 the Nasdaq Listing Qualifications Panel advised the Company that it had determined to continue the listing of the Company's common stock on The Nasdaq Stock Market pursuant to an exemption if the Company complied with the definitive plan previously submitted to Nasdaq. In accordance with the conditional listing, effective November 8, 2001 the Company's common stock began trading under the symbol ONSPC.

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

         During the three months ended December 31, 2001, working capital decreased $191,761 to $1,861,664 from $2,053,425. During this same period, stockholders' equity decreased $192,348 to $2,237,363 from $2,429,711. The decrease in stockholders' equity entirely due to net loss for the period.

         The Company has not budgeted any significant capital expenditures for the current fiscal year for its current operations.

         The Company has adequate cash resources to meet its current needs. The Company anticipates to obtain sufficient working capital to accomplish its near-term objectives through the sale of its unregistered common stock in a private placement.

B.       RESULTS OF OPERATIONS

         InterLAN is a provider of data communications and networking infrastructure solutions for business, government and education. InterLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN's products assist in the transmission of data, voice, and Internet information. InterLAN offers products from ADC, Adtran, APC, Lucent, AVAYA, Cisco Systems, Compaq, D-Link, RSA, Nortel Networks and Intel. InterLAN's staff members are certified as: Cisco Premier, Intel/Shiva Premier, Compaq SMB, D-Link Diamond and as a Sonic WALL Gold Partner. InterLAN has provided design, consulting, product and maintenance services to national and international companies and organizations such as Sprint, Global One, The United States Securities and Exchange Commission, Northrup Grumman, The United States Department of Labor, The United States Army, GTE, Software AG. and the Federal Aviation Administration. Because of the nature of the data communications industry, the Company has sought and intends to continue to seek acquisitions and alliances that will: (i) add key technologies that can leverage its businesses,
         (ii) broaden its product offerings, and (iii) expand marketing opportunities.

         SALES AND COST OF SALES - The Company's sales consist solely of those provided by InterLAN. Sales for the three months ended December 31, 2001 were $912,060 as compared to $984,009 , (1,579,490 pro forma for the year earlier period as if Interlan was acquired on October 1, 2001. a decrease of $667,430 (42%). During the three month period ended December 31, 2001, the Company experienced a gross profit percentage of approximately 13% before salaries, wages and other selling, general and administrative expenses, as compared to 21% for the three-month period ended December 31, 2000.

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $256,162 during the three months ended December 31, 2001 as compared to $232,338 ($301,726 on a pro forma basis as if interLAN was acquired on October1, 2000) during the three months ended December 31, 2000. The decrease of $45,564 includes an increase of $30,132 for OnSpan and a decrease of $75,696 for interLAN. The Onspan increase primarily is from $15,000 for salaries, 7,250 in costs related to annual shareholder meeting, and $5,000 in stock transfer fees related to the reverse split.
         Interlans decrease of 75,696 is primarily from decrease in goodwill amortization of $20,490 due to the adoption of SFAS No 142; and decreased salaries and commissions due to 42% drop in sales and less staff.

         INCOME TAXES - The Company recorded $242,798 in deferred income tax benefit for the three-month period ended December 31, 2001.

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

         MARKETABLE EQUITY SECURITIES

         As of September 30, 2001, the company held 700,000 shares of eResource Capital Group (AMEX:RCG)("eResource") with a cost basis of $504,000 (.72 cents per share). For the first quarter of 2002 ended December 31, 2001, the Company recorded an unrealized loss from trading secutities of ($308,000) on the Company's restricted 144 stock of eResource, which had a quoted market value of $154,000 or $0.22 (twenty-two cents) per share.

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

         - eResource Capital needs to raise additional funds in order to continue to operate and grow our business

         - eResource Capital may be unable to successfully execute our acquisition strategy

         - eResource Capital growth places strain on our managerial, operational and financial resources

         - eResource Capitals future sales of restricted securities could have a negative effect on its stock price

         - eResource Capital selling stockholders may sell a substantial amount of their shares, these sales could have an adverse impact on its price

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

         NET INCOME (LOSS)

         In the first quarter of 2002, the Company incurred an unrealized loss from trading securities of $308,000. During this quarter the company incurred many one time expenses including the costs incurred for the audit of its 10KSB for September 30, 2001 of $34,000, $7,250 in costs related to annual shareholder meeting, $5,000 for stock transfer fees for the reverse split , and $6,000 in additional legal due to the review of the 10KSB, and the reverse merger.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

         On December 31, 2001 the annual shareholder meeting of OnSpan Networking, Inc., took place at 350 East Las Olas Boulevard, Fort Lauderdale, FL 33301 . During the meeting the following nominees were elected to the position of directors - Elizabeth Capra, Thomas Cerami, G Anthony Munno, Marissa Dermer - Treasurer, CFO and Director and Herbert Tabin - President, CEO, and Director. Shares for Herbert Tabin by proxy were 323,672. Shares for Marissa Dermer by proxy were 323,522 and shares against by proxy were 150. Shares for G. Anthony Munno by proxy were 323,666 and shares against by proxy were 6. Shares for Thomas Cerame by proxy were 323,666 and shares against by proxy were 6. Shares for Elizabeth Capra by proxy were 323,522 and shares against by proxy were 150.

         The following matters were voted on and approved, Ratification of Daskal, Bolton, Manela Devlin & Co as independent auditors of the Company for the fiscal year ending September 30, 2002. Shares for by proxy were 323,572, shares against by proxy were 37, and 63 abstained by proxy.

          Approval of an amendment to the Company's 1999 Long Term incentive Stock Incentive Plan increasing the number of shares of the Company's Common Stock available for issuance under the plan from 41,667 shares to 500,000 shares. Shares for by proxy were 322,790, shares against by proxy were 406 and 536 abstained by proxy.


         PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1. Form 8-K filed with the Securities and Exchange Commission October 16, 2001 announcing the OnSpan Networking, Inc. (the "Company"), filed a Certificate pursuant to Section 78.207 of the Nevada Statutes whereby the Company decreasing the number of issued and outstanding shares of common stock, par value $.012, at a rate of one for twelve (1:12), and proportionately decreasing the number of authorized shares of common stock at a rate of one for twelve (1:12). As a result, the Company's authorized common stock has been reduced from 100,000,000 shares to 8,333,333 shares, and the number of issued and outstanding shares of common stock was reduced from 11,574,619 to approximately 964,552 shares.

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

                                        ONSPAN NETWORKING, INC.



     Date: February 8, 2002             By: /s/ Herbert Tabin
                                            ------------------------
                                            Herbert Tabin, President



     Date: February 8, 2002             By: /s/ Marissa Dermer
                                            --------------------------------
                                            Marissa Dermer, Chief Financial
                                            and Principal Accounting Officer