Form 10QSB
period 2002-03-31
ONSPAN NETWORKING INC
filed 2002-05-10
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 2002


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

The number of shares outstanding of registrant's common stock, par value $.012 per share, as of March 31, 2002 was 964,552.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

ONSPAN NETWORKING, INC. AND SUBSIDIARY

                                      INDEX

                                                                          Page
                                                                          No.
Part I.     Unaudited Financial Information                               ----

    Item 1. Condensed Consolidated:
            Balance Sheet - March 31, 2002 .............................   3

            Statements of Operations - .................................   4
            Three and Six Months Ended March 31, 2002 and 2001

            Statement of Stockholders' Equity - ........................   5
            Six Months Ended March 31, 2002

            Statements of Cash Flows - .................................   6-7
            Six Months Ended March 31, 2002 and 2001

            Notes to Financial Statements - ............................   8-15
            Six Months Ended March 31, 2002 and 2001

    Item 2. Managements Discussion and Analysis of Financial Condition .   16-22
            and Results of Operations

Part II.    Other Information ..........................................   23

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2002
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................     $ 1,129,765
  Accounts receivable, less allowance of $20,554 ..............         268,655
  Marketable equity securities, net ...........................          98,000
  Prepaid expenses ............................................          92,840
  Deferred income taxes .......................................         121,308
  Income taxes receivable .....................................         185,531
                                                                    -----------
Total current assets ..........................................       1,896,099

Property and equipment, net ...................................          20,172
Goodwill ......................................................         334,697
Deferred income taxes .........................................          57,791
                                                                    -----------
                                                                    $ 2,308,759
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable ...............................................     $    38,409
  Accounts payable ............................................          93,884
  Accrued expenses ............................................         139,720
  Accrued dividend ............................................          30,946
  Amounts due to purchasers of discontinued operations ........          36,865
  Due to shareholders .........................................           2,186
                                                                    -----------
Total current liabilities .....................................         342,010

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 12,500 .........               2
    shares; issued and outstanding 2,763 shares;
    liquidation preference $276,300
  Common stock, $.012 par value.  Authorized 8,333,333 ........          11,575
   shares; issued and outstanding 964,552 shares
  Paid-in capital .............................................       7,755,319
  Accumulated deficit .........................................      (5,800,147)
                                                                    -----------
Total stockholders' equity ....................................       1,966,749
                                                                    -----------
                                                                    $ 2,308,759
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

                                                 THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     MARCH 31,                           MARCH 31,
                                               2002              2001             2002              2001
                                               ----              ----             ----              ----
SALES AND REVENUES ...................      $ 578,158       $   515,933       $ 1,490,218       $ 1,499,942

COSTS AND EXPENSES:
  Cost of goods sold .................        523,579           417,621         1,313,443         1,191,431
  Salaries and wages .................        112,351            98,630           249,093           198,141
  Other selling, general and
    administrative expenses ..........         81,887           103,785           201,308           236,611
                                            ---------       -----------       -----------       -----------
                                              717,817           620,036         1,763,844         1,626,183
                                            ---------       -----------       -----------       -----------
Earnings (loss) from operations ......       (139,659)         (104,103)         (273,626)         (126,241)

OTHER INCOME (EXPENSE):
  Interest income ....................          5,544             2,283            14,722             5,070
  Other expenses .....................              -                 -            (2,359)                -
  Unrealized gain (loss) on marketable
    equity securities ................        (56,000)           17,575          (364,000)           17,575
  Interest expense ...................         (1,101)             (746)           (1,101)           (1,443)
                                            ---------       -----------       -----------       -----------
    Total other income (expense) .....        (51,557)           19,112          (352,738)           21,202
                                            ---------       -----------       -----------       -----------

LOSS BEFORE INCOME TAXES .............       (191,216)          (84,991)         (626,364)         (105,039)
INCOME TAX EXPENSE (BENEFIT) .........         79,396           (32,000)         (163,402)          (39,700)
                                            ---------       -----------       -----------       -----------
NET LOSS .............................      $(270,612)      $   (52,991)      $  (462,962)      $   (65,339)
DIVIDENDS ON PREFERRED SHARES ........              -                 -                 -                 -
NET LOSS APPLICABLE TO
                                            ---------       -----------       -----------       -----------
  COMMON SHARES ......................      $(270,612)      $   (52,991)      $  (462,962)      $   (65,339)
                                            =========       ===========       ===========       ===========


NET EARNINGS (LOSS) PER SHARE
  BASIC AND DILUTED ..................      $   (0.28)      $     (0.06)      $     (0.48)      $     (0.08)
                                            =========       ===========       ===========       ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC ..............................        964,552           857,971           964,552           852,372
                                            =========       ===========       ===========       ===========
  DILUTED ............................        964,552           857,971           964,552           852,372
                                            =========       ===========       ===========       ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2002
(UNAUDITED)


                                 Preferred Stock          Common Stock         Paid-in        Retained
                               Shares    Par Value     Shares    Par Value     Capital        Earnings        Total
                               ------    ---------     ------    ---------     -------        --------        -----
BALANCE, September 30, 2001     2,763          $ 2    964,552    $ 11,575    $ 7,755,319    $ (5,337,185)   $ 2,429,711
Net income (loss)                   -            -          -           -              -        (462,962)      (462,962)
                                -----    ---------    -------    --------    -----------    ------------    -----------
BALANCE, March 31, 2002         2,763          $ 2    964,552    $ 11,575    $ 7,755,319    $ (5,800,147)   $ 1,966,749
                                =====    =========    =======    ========    ===========    =============   ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)

                                                          2002          2001
                                                          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ..........................................  $  (462,962)  $   (65,339)
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization ...................        3,496        38,432
  Deferred income taxes ...........................      (85,356)      (39,700)
  Unrealized loss from marketable securities ......      364,000       (17,575)
  Allowance for bad debts .........................            -        10,000
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Accounts receivable ...........................      418,801       348,526
    Income tax receivable .........................      (66,648)            -
    Notes receivable ..............................            -     1,500,000
    Inventory .....................................        1,485             -
    Prepaid expenses ..............................      (51,027)      (22,735)
    Accounts payable ..............................     (486,181)     (505,331)
    Accrued expenses ..............................      128,755        38,682
    Income taxes payable ..........................            -       (81,176)
                                                     -----------   -----------
Net cash provided by (used in) operating activities     (235,637)    1,203,784
                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Net cash received in acquisition of interLAN ....            -       152,239
  Capital expenditures ............................       (1,179)      (19,843)
                                                     -----------   -----------
Net cash provided by (used in) investing activities       (1,179)      132,396
                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of common stock options ................            -        75,000
  Proceeds from notes payable .....................       71,000             -
  Payment of notes payable ........................      (39,372)     (805,132)
  Payment of notes payable to shareholders ........            -      (150,000)
  Payment to purchasers of discontinued operations       (33,595)      (31,614)
                                                     -----------   -----------
Net cash used in financing activities .............       (1,967)     (911,746)
                                                     -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .........     (238,783)      424,434

CASH AND CASH EQUIVALENTS, beginning of period ....    1,368,548       750,000
                                                     -----------   -----------
CASH AND CASH EQUIVALENTS, end of period ..........  $ 1,129,765   $ 1,174,434
                                                     ===========   ===========

See accompanying notes to condensed consolidated financial statements.
                                                                       Continued

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
(CONTINUED)
                                                          2002         2001
                                                          ----         ----
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest ............................................  $ 1,101   $    1,443
  Income taxes ........................................  $     -   $   81,176

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
Purchase of interLAN:
  Fair value of assets acquired, excluding cash .......  $     -   $1,100,296
  Liabilities assumed .................................        -     (915,035)
  Stock issued ........................................        -     (337,500)
                                                         -------   ----------
    Cash acquired in excess of cash paid ..............        -     (152,239)
    Cash paid .........................................        -     (150,000)
                                                         -------   ----------
  Cash acquired .......................................  $     -   $  302,239
                                                         =======   ==========

Financed insurance premiums ...........................  $57,000   $   42,180
Issuance of common stock in exchange for
  marketable securities ...............................  $     -   $  421,799

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)


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

InterLAN, a Virginia corporation, is a provider of data communications and networking infrastructure solutions for business, government and education. InterLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN's products assist in the transmission of data, voice, and Internet information. On November 10, 2000, OnSpan completed the acquisition of 100% of the issued and outstanding common stock of InterLAN.

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998 the Company's stock was officially approved for listing on the NASDAQ small cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002 the securities were de-listed from the Nasdaq SmallCap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP.

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

PREFERRED STOCK - At March 31, 2002 the Company had 2,763 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected for the payment of cash dividends on its Series A to be suspended. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company as well as to maintain the continued listing of the Company's common stock on The Nasdaq SmallCap Market. These actions include, among others, ensuring that the Company can continue to meet or exceed Nasdaq's continued listing standards. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at March 31, 2002.

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

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles such as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the testing for impairment of existing goodwill and other intangibles. The company has 75,135 in accumulated amortization. Amortization will discontinue as SFAS 142 has been implemented.

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

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" (SFAS 143"), which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This Statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. This Statement is effective for our 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

In October 2001, the FASB issued Statement no. 144, " Accounting for the Impairment or Disposal of Long Lived Assets" (SFAS 144"), which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This Statement is effective for our 2003 fiscal year, and early adoption is permitted. We are currently evaluating the impact of SFAS 144 to determine the effect, if any, it may have on our consolidated results of operations, financial position or cash flows.

C.       MARKETABLE EQUITY SECURITIES

The cost of investment securities as shown in the accompanying balance sheet and their estimated market value at March 31, 2002 is as follows:

                                              2002
                                              ----
         Trading securities:
                  Cost ................... $ 504,000
                  Unrealized loss.........  (406,000)
                                           ---------
                                           $  98,000
                                           =========

The Company included unrealized losses in the amount of $56,000 and $364,000 in earnings for the three and six month periods ended March 31, 2002, respectively.

D.       ACQUISITION OF INTERLAN COMMUNICATIONS, INC.

On November 10, 2000, Onspan completed the acquisition of 100% of the issued and outstanding common stock of InterLAN, in exchange for $150,000 in cash, 20,883 shares of the restricted common stock of Onspan, with a value of $337,500, and promissory notes in the amount of $150,000. The Company also issued an additional 1,832 shares of restricted common stock to employees at a value of $27,984

The transaction was accounted for using the purchase method of accounting, with the assets and liabilities of InterLAN being recorded at fair values. The transaction resulted in goodwill in the amount of $409,832, which was being amortized over five years, until September 30, 2001 when SFAS No. 142 was adopted. Unaudited pro forma results of operations for the six-month periods ended March 31, 2002 and 2001, as if the acquisition had occurred as of the beginning of each period, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma results exclude the results of discontinued operations.

                                                     2002           2001
                                                     ----           ----

         Sales ...............................   $ 1,490,218    $ 2,095,423
                                                 ===========    ===========
         Net earnings (loss) from
           continuing operations .............      (462,962)       (86,985)
         Dividends on preferred shares .......             -              -
                                                 -----------    -----------
         Net earnings (loss) applicable
            to common shares .................   $  (462,962)   $   (86,985)
                                                 ===========    ===========



         Net earnings (loss) per common share,
           basic and diluted, from continuing
           operations ........................   $      (.48)   $      (.08)
                                                 ===========    ===========

E.       NOTE PAYABLE

The Company incurred debt in the amount of $57,000 to finance insurance premiums. The balance was $38,410 at March 31, 2002.

F.       EARNINGS PER SHARE

The following data for the six months ended March 31, 2002 and 2001 shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                       2002         2001
                                                       ----         ----

         Net loss ...............................   $(462,962)   $ (65,339)
         Less preferred stock dividends .........           -            -
                                                    ---------    ---------
         Loss available to common shareholders
           used in basic and diluted EPS ........   $(462,962)   $ (65,339)
                                                    =========    =========


         Weighted average number of common
           shares used in basic EPS .............     964,552      852,372

         Effect of dilutive securities: stock
           options and Warrants .................           -            -
                                                      -------      -------

         Weighted average number of common shares
           used in diluted EPS ..................     964,552      852,372
                                                      =======      =======


The following data for the three months ended March 31, 2002 and 2001 shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                       2002         2001
                                                       ----         ----

         Net loss ...............................   $(270,612)   $ (52,991)
         Less preferred stock dividends .........           -            -
                                                    ---------    ---------
         Loss available to common shareholders
           used in basic and diluted EPS ........   $(270,612)   $ (52,991)
                                                    =========    =========

         Weighted average number of common
           shares used in basic EPS .............     964,552      857,971

         Effect of dilutive securities: stock
           options and Warrants .................           -            -
                                                      -------      -------

         Weighted average number of common shares
           used in diluted EPS ..................     964,552      857,971
                                                      =======      =======

At March 31, 2002, all common stock equivalents were antidilutive and are not included in the earnings per share calculations. The Company had 14,334 options to purchase common shares and 2,763 shares of preferred stock, convertible into 11,052 shares of common stock.

At March 31, 2001, all common stock equivalents were antidilutive and are not included in the earnings per share calculations. The Company had 16,417 options to purchase common shares and 3,268 shares of preferred stock that were antidilutive and are not included in the earnings per share calculations for 2000.

G.       INCOME TAXES

Income tax expense(benefit) for continuing operations for the six months ended March 31, 2002 and 2001 consists of:

                                                2002        2001
                                                ----        ----
         Current tax expense:
                  Federal ................   $ (78,046)    $     -
                  State ..................           -           -
                                             ---------    --------
                                                     -           -
         Deferred tax benefit ............     (85,356)    (39,700)
                                             ---------    --------
                  Total income tax benefit   $(163,402)   $(39,700)
                                             =========    ========

Actual income tax expense applicable to earnings, from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense as follows for the six months ended March 31, 2002 and 2001:

                                                     2002         2001
                                                     ----         ----

         "Normally expected" income tax expense   $(211,166)   $(35,700)
         State income taxes, net of Federal
           Income tax benefit .................           -      (4,200)
         Income tax receivable ................     (78,046)          -
         Increase in valuation allowance ......     123,459           -
         Non-deductible meals and other .......       2,351         200
                                                  ---------    --------
                                                  $(163,402)   $(39,700)

The deferred income tax assets at March 31, 2002 are comprised of the following:

                                                CURRENT       NON-CURRENT
                                                -------       -----------
         Unrealized loss on
           marketable securities ........      $ 134,680       $       -
         Accounts receivable allowance
           for doubtful accounts ........          7,605               -
         N.O.L Carryforward .............        100,332               -
         Goodwill .......................              -         115,581
                                               ---------       ---------
           Net deferred income tax assets      $ 242,617       $ 115,581
           Allowance for Deferred Taxes .       (121,309)        (57,790)
                                               ---------       ---------
                                               $ 121,308       $  57,791
                                               =========       =========

H.       STOCK OPTIONS

During 1999, the Company adopted the Network Systems International, Inc. "1999 Long Term Stock Incentive Plan." The maximum number of shares authorized and available under the plan was increased from 41,667 to 500,000 shares on December 31, 2001 as a result of an amendment voted for at the annual shareholder meeting. As of December 31, 2001, 18,735 of the shares authorized under the plan have been issued. Under the terms of the plan, the options expire after 10 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the six months ended March 31, 2002.

                                                    OPTIONS OUTSTANDING
                                  OPTIONS        ----------------------------
                                 AVAILABLE                   WEIGHTED AVERAGE
                                 FOR GRANT       OPTIONS      EXERCISE PRICE
                                 ---------       -------      --------------
Balance, September 30, 2001          8,598        14,334        $   13.08
                                   -------        ------        ---------

Plan Amendment ............        458,333             -             -
Granted ...................              -             -             -
Exercised .................              -             -             -
Cancelled .................              -             -             -
                                   -------        ------        ---------
Balance, March 31, 2002 ...        466,931        14,334        $   13.08
                                   =======        ======        =========

The employee option grants provide that the option will be canceled sixty days after an employee leaves employment with the Company.

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

SFAS No. 123 pro forma numbers are as follows for the six-month periods ended March 31, 2002 and 2001:

                                              2002         2001
                                              ----         ----

         Actual net (loss) .............   $(462,962)   $(65,339)
                                           =========    ========
         Pro forma net income (loss) ...   $(462,962)   $(96,414)
                                           =========    ========
         Pro forma basic and diluted net
           Income (loss) per share .....   $    (.48)   $   (.11)
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the Consolidated Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. These can be no assurance that actual results will not differ from those estimates.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the company's recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding.

GOODWILL

In the first quarter of 2002, the Company adopted the provisions of SFAS No.
142. The Company anticipates the adoption of SFAS No. 142 will reduce amortization expense in 2002 by approximately $75,000 for the Company. During 2002, the Company will perform the first of the annual impairment tests of its goodwill. The company has performed a preliminary impairment of its goodwill and anticipates that this test will have no significant impact on the results of operations and financial condition of the Company in 2002.

DEFERRED TAX ASSETS

The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made.

INVESTMENTS

Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading account assets, consisting of marketable equity securities, are stated at fair value. At March 31, 2002 investments consisted entirely of common stock held for resale. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading as of March 31, 2002, aggregated ($364,000 ).

On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. The total number of authorized shares of its common stock before the stock split was 100,000,000; the total number of authorized shares of common stock after the stock split was 8,333,333. The total number of issued and outstanding shares of its common stock on the record date were 11,574,619; giving effect to the stock split, there were 964,552 shares of common stock issued and outstanding after the split. All information contained in this filing gives proforma effect to this stock split.

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

The Company's common stock was previously quoted on the Nasdaq SmallCap Market under the symbol "ONSP." The Company's common stock is thinly traded. In October 2001, the Company was notified by the Nasdaq Listing Qualifications Panel of its failure to timely solicit proxies and hold an annual meeting of its shareholders for the fiscal year ended September 30, 2000 as required by Nasdaq Marketplace Rules. The Company submitted a definitive plan of compliance to Nasdaq which provided that the Company would file proxy materials with the SEC on or before November 23, 2001, and hold its annual meeting of shareholders for 2000 on or before December 31, 2001. By letter dated November 6, 2001 the Nasdaq Listing Qualifications Panel advised the Company that it had determined to continue the listing of the Company's common stock on The Nasdaq Stock Market pursuant to an exemption if the Company complied with the definitive plan previously submitted to Nasdaq. In accordance with the conditional listing, effective November 8, 2001 the Company's common stock began trading under the symbol ONSPC.

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

On February 12, 2002, the Nasdaq Staff notified the Company that it did not comply with either the minimum $2,000,000 net tangible assets or the minimum $2,250,000 stockholders' equity requirement for continued listing set forth in Marketplace Rule 4310(c)(2)(B). According to the Form 10-QSB for the period ended December 31, 2001, the Nasdaq Staff determined that the Company's net tangible assets and stockholders' equity were $1,902,665 and $2,237,363, respectively. The Company reported net results from continuing operations of ($304,627), and ($53,460), in its annual filings for the years ended September 30, 2001, and 2000 respectively. Finally, the Nasdaq Staff determined that the market capitalization for its common stock was $1,022,425 as of February 8, 2002 and $636,604 on March 21, 2002.

Based on Staff's review, the Nasdaq had determined to deny the Company's request for continued listing on the Nasdaq SmallCap Market. Accordingly, the Company's securities were de-listed from the Nasdaq SmallCap Market at the opening of business on April 2, 2002. The securities now trade on the Over-The-Counter Bulletin Board under the symbol ONSP.

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

During the six months ended March 31, 2002, working capital decreased $499,336 to $1,554,089 from $2,053,425. During this same period, stockholders' equity decreased $462,962 to $1,966,749 from $2,429,711. The decrease in stockholders' equity is entirely due to the net loss for the period. The Company has not budgeted any significant capital expenditures for the current fiscal year for its current operations. The Company has adequate cash resources to meet its current needs. The Company anticipates to obtain sufficient working capital to accomplish its near-term objectives through the sale of its unregistered common stock in a private placement.

B.       RESULTS OF OPERATIONS

InterLAN is a provider of data communications and networking infrastructure solutions for business, government and education. InterLAN specializes in Remote Access including VPN (Virtual Private Networking), Wide Area and Local Area technologies to include Fiber Optic and Gigabit. The product line includes High Speed Switches, Routers, VPN Gateways, Servers and Workstations. InterLAN's products assist in the transmission of data, voice, and Internet information. InterLAN offers products from ADC, Adtran, APC, Lucent, AVAYA, Cisco Systems, Compaq, D-Link, RSA, Nortel Networks and Intel. InterLAN's staff members are certified as: Cisco Premier, Intel/Shiva Premier, Compaq SMB, D-Link Diamond and as a Sonic WALL Gold Partner. InterLAN has provided design, consulting, product and maintenance services to national and international companies and organizations such as Sprint, Global One, The United States Securities and Exchange Commission, Northrup Grumman, The United States Department of Labor, The United States Army, GTE, Software AG, and the Federal Aviation Administration.

SALES AND COST OF SALES - The Company's sales consist solely of those provided by InterLAN. Sales for the six months ended March 31, 2002 were $1,490,218 as compared to $1,499,942 , (2,095,423 pro forma for the year earlier period as if Interlan was acquired on October 1, 2000, a decrease of $605,205 (29%). Sales for the three months ended March 31, 2002 were $578,158 as compared to $515,933 a increase of $62,225 (12%). During the six month period ended March 31, 2002, the Company experienced a gross profit percentage of approximately 12% before salaries, wages and other selling, general and administrative expenses, as compared to 21% for the six-month period ended March 31, 2001.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $450,901 during the six months ended March 31, 2002 as compared to $434,752 ($504,140 on a pro forma basis as if InterLAN was acquired on October 1, 2000) during the six months ended March 31, 2001. The decrease of $53,239 includes an increase of $66,974 for OnSpan and a decrease of $120,713 for interLAN. The Onspan increase primarily is from $36,000 for salaries, 7,250 in costs related to annual shareholder meeting, $5,000 in stock transfer fees related to the reverse split, $9,000 due to increase in D&O insurance premiums, $6,700 increase in legal fees due to the reverse split, and $3,000 due to an increase in rent. Interlans decrease of $120,713 is primarily from a decrease in goodwill amortization of $34,151 due to the adoption of SFAS No 142; a decrease of $10,935 due to write off of bad debt in 2001, $12,578 due to use of temp workers, and decreased salaries, commissions and bonuses due to no bonuses given out in 2002, the firing of one salesperson, and One administrative person, and the stoppage of payment of all commissions until the business is profitable.

INCOME TAXES - The Company recorded $163,402 in deferred income tax benefit for the six-month period ended March 31, 2002. Subsequent to year end a refund application was filed with the Internal Revenue Service for approximately $118,000 for prior year overpaid income taxes. A refund for the full amount is expected in fiscal year 2002.

GOODWILL - In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon the adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. A decline in the fair value of our common stock may precipitate a goodwill impairment in the future. Goodwill resulted from the acquisition of Interlan Communications. An asset of $409,832 was recognized at the time of purchase and was being amortized over five years. Total amortization to date is $75,135. Interlan has provided revenue of $3,899,497 since the acquisition and a gross profit of $562,560. It is reasonable to believe that it will continue to produce a steady source of cash flow in the fiscal year 2002.

MARKETABLE EQUITY SECURITIES - As of March 31, 2002, the Company held 700,000 shares of eResource Capital Group (AMEX:RCG)("eResource") with a cost basis of $504,000 (.72 cents per share). For the six months ended March 31, 2002, the Company recorded an unrealized loss from trading secutities of ($364,000) on the Company's restricted 144 stock of eResource, which will become free trading as of August 22, 2002 and had a quoted market value of $98,000 or $0.14 (fourteen cents) per share.

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

OnSpan had been in exploratory talks with eResource Capital Group, Inc. about possibly obtaining a franchise of its subsidiary LST, Inc. ("LST"). LST is a full service home technology integration company providing complete installation and equipment for structured wiring, home security, PC networking, home audio, home theater, central vacuum and accent lighting. During 2001, LST expanded from its headquarters in Charlotte, N.C. to Raleigh, N.C., Greenville, S.C., Columbia, S.C., Hilton Head, S.C., Charleston, S.C., Dallas, TX and Houston, TX. OnSpan currently holds less than 1% of the outstanding shares of eResource Capital Group, Inc.

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

NET INCOME (LOSS)

In the three and six month periods ended March 31,2002, the Company incurred an unrealized loss from trading securities of $56,000 and $364,000 respectively. This coupled with a decrease in the gross profit percentage accounts for the increase in net loss for the respective periods.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On December 31, 2001 the annual shareholder meeting of OnSpan Networking, Inc., took place at 350 East Las Olas Boulevard, Fort Lauderdale, FL 33301 . During the meeting the following nominees were elected to the position of directors - Elizabeth Capra, Thomas Cerami, G Anthony Munno, Marissa Dermer - Treasurer, CFO and Director and Herbert Tabin - President, CEO, and Director. Shares for Herbert Tabin by proxy were 323,672. Shares for Marissa Dermer by proxy were 323,522 and shares against by proxy were 150. Shares for G. Anthony Munno by proxy were 323,666 and shares against by proxy were 6. Shares for Thomas Cerami by proxy were 323,666 and shares against by proxy were 6. Shares for Elizabeth Capra by proxy were 323,522 and shares against by proxy were 150.

The following matters were voted on and approved, Ratification of Daszkal Bolton LLP as independent auditors of the Company for the fiscal year ending September 30, 2002. Shares for by proxy were 323,572, shares against by proxy were 37, and 63 abstained by proxy. Approval of an amendment to the Company's 1999 Long Term incentive Stock Incentive Plan increasing the number of shares of the Company's Common Stock available for issuance under the plan from 41,667 shares to 500,000 shares. Shares for by proxy were 322,790, shares against by proxy were 406 and 536 abstained by proxy.

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

                                    ONSPAN NETWORKING, INC.


     Date: May 10, 2002             By:     /S/ HERBERT TABIN
                                        ------------------------
                                        Herbert Tabin, President



     Date: May 10, 2002             By:     /S/ MARISSA DERMER
                                        --------------------------------
                                        Marissa Dermer, Chief Financial
                                        and Principal Accounting Officer