Form 10QSB
period 2002-06-30
ONSPAN NETWORKING INC
filed 2002-08-14
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2002


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

The number of shares outstanding of registrant's common stock, par value $.012 per share, as of June 30, 2002 was 964,552.

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

      Item 1. Condensed Consolidated:
              Balance Sheet - June 30, 2002 ...................................3

              Condensed Consolidated  Statements of Operations -
              Three and Nine Months Ended June 30, 2002 and 2001 ..............4

              Condensed Consolidated Statement of Stockholders' Equity -
              Nine Months Ended June 30, 2002 .................................5

              Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended June 30, 2002 and 2001 ......................6-7

              Condensed Consolidated Notes to Financial Statements -
              Nine Months Ended June 30, 2002 and 2001 .....................8-14

      Item 2. Managements Discussion and Analysis of Financial Condition
              and Results of Operations ...................................14-18

Part II.      Other Information ..............................................19

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2002
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................     $ 1,110,299
  Accounts receivable, less allowance of $102,754 .............         110,281
  Marketable equity securities, net ...........................          95,000
  Prepaid expenses ............................................          75,389
  Income taxes receivable .....................................          54,007
                                                                    -----------
Total current assets ..........................................       1,444,976

Property and equipment, net ...................................          19,216
                                                                    -----------
                                                                    $ 1,464,192
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Notes payable ...............................................     $    19,410
  Accounts payable ............................................         136,081
  Accrued expenses ............................................          23,190
  Accrued dividend ............................................          30,946
  Amounts due to purchasers of discontinued operations ........          25,929
  Due to shareholders .........................................           2,186
                                                                    -----------
Total current liabilities .....................................         237,742

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 12,500 .........               2
    shares; issued and outstanding 2,763 shares;
    liquidation preference $276,300
  Common stock, $.012 par value.  Authorized 8,333,333 ........          11,575
   shares; issued and outstanding 964,552 shares
  Paid-in capital .............................................       7,755,319
  Accumulated deficit .........................................      (6,540,446)
                                                                    -----------
Total stockholders' equity ....................................       1,226,450
                                                                    -----------
                                                                    $ 1,464,192
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

                                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                                   JUNE 30,                  JUNE 30,
                                             2002          2001         2002          2001
SALES AND REVENUES ...................  $   527,494   $   858,620   $ 2,017,712   $ 2,358,562

COSTS AND EXPENSES:
  Cost of goods sold .................      439,159       731,795     1,752,602     1,923,226
  Salaries and wages .................      100,676        99,796       326,043       297,937
  Other selling, general and
    administrative expenses ..........      480,888       126,826       705,921       363,437
                                        -----------   -----------   -----------   -----------
                                          1,020,723       958,417     2,784,566     2,584,600
                                        -----------   -----------   -----------   -----------
Earnings (loss) from operations ......     (493,229)      (99,797)     (766,854)     (226,038)

OTHER INCOME (EXPENSE):
  Interest income ....................        5,341         7,552        20,063        12,622
  Other expenses .....................            -             -        (2,359)            -
  Gain on sale of marketable
    equity securities ................            -        16,299             -        16,299
  Unrealized gain (loss) on marketable
    equity securities ................       (3,000)      554,475      (367,000)      572,050
  Interest expense ...................         (797)         (378)       (1,898)       (1,821)
                                        -----------   -----------   -----------   -----------
    Total other income (expense) .....        1,544       577,948      (351,194)      599,150
                                        -----------   -----------   -----------   -----------

LOSS BEFORE INCOME TAXES .............     (491,685)      478,151    (1,118,048)      373,112
INCOME TAX EXPENSE (BENEFIT) .........      248,615       181,450        85,213       141,750
                                        -----------   -----------   -----------   -----------
NET LOSS .............................  $  (740,300)  $   296,701   $(1,203,261)  $   231,362
DIVIDENDS ON PREFERRED SHARES ........            -        24,314             -        24,314
NET LOSS APPLICABLE TO
                                        -----------   -----------   -----------   -----------
  COMMON SHARES ......................  $  (740,300)  $   272,387   $(1,203,261)  $   207,048
                                        ===========   ===========   ===========   ===========


NET EARNINGS (LOSS) PER SHARE
  BASIC AND DILUTED ..................  $     (0.77)  $      0.31   $     (1.25)  $      0.24
                                        ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC ..............................      964,552       887,627       964,552       864,124
                                        ===========   ===========   ===========   ===========
  DILUTED ............................      964,552       914,336       964,552       888,942
                                        ===========   ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2002
(UNAUDITED)

                                Preferred Stock       Common Stock          Paid-in       Retained
                               Shares  Par Value    Shares   Par Value      Capital       Earnings           Total
                               ------  ---------    ------   ---------      -------       --------           -----
BALANCE, September 30, 2001     2,763       $ 2     964,552   $ 11,575    $ 7,755,319    $(5,337,185)    $ 2,429,711
Net income (loss)                   -         -           -          -              -     (1,203,261)     (1,203,261)
                                -----  --------     -------   --------    -----------    -----------     -----------
BALANCE, June 30, 2002          2,763       $ 2     964,552   $ 11,575    $ 7,755,319    $(6,540,446)    $ 1,226,450
                                =====  ========     =======   ========    ===========    ===========     ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

                                                          2002           2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...........................................  $(1,203,261)  $   231,362
Adjustments to reconcile net loss to net
 cash provided by (used in) operating activities:
  Depreciation and amortization ....................        5,268        61,304
  Deferred income taxes ............................       93,743       141,750
  Common stock issued for services .................            -        27,984
  Unrealized loss (gain) from marketable securities       367,000      (572,050)
  Gain on sale of marketable securities ............            -       (16,299)
  Allowance for bad debts ..........................       82,200        10,000
   Goodwill ........................................      334,697             -
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Accounts receivable ............................      494,975       294,912
    Income tax receivable ..........................       64,876             -
    Notes receivable ...............................            -     1,500,000
    Inventory ......................................        1,485        (3,975)
    Prepaid expenses ...............................      (33,576)      (13,876)
    Accounts payable ...............................     (443,984)     (403,880)
    Accrued expenses ...............................       12,225       (41,141)
    Income taxes payable ...........................            -       (81,176)
                                                      -----------   -----------
Net cash provided by (used in) operating activities      (224,352)    1,134,915
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities ......            -        34,299
  Net cash received in acquisition of interLAN .....            -       152,239
  Capital expenditures .............................       (1,995)      (26,198)
                                                      -----------   -----------
Net cash provided by (used in) investing activities        (1,995)      160,340
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of common stock options .................            -       475,000
  Proceeds from notes payable ......................       71,000             -
  Payment of notes payable .........................      (58,371)     (819,436)
  Payment of notes payable to shareholders .........            -      (150,000)
  Payment to purchasers of discontinued operations .      (44,531)      (35,958)
                                                      -----------   -----------
Net cash used in financing activities ..............      (31,902)     (530,394)
                                                      -----------   -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........     (258,249)      764,861

CASH AND CASH EQUIVALENTS, beginning of period .....    1,368,548       750,000
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, end of period ...........  $ 1,110,299   $ 1,514,861
                                                      ===========   ===========

See accompanying notes to condensed consolidated financial statements.
                                                                       Continued

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
(CONTINUED)

                                                          2002          2001
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes
 are as follows:
  Interest ..........................................    $ 1,898    $     1,821
  Income taxes ......................................    $     -    $    81,176

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES
Purchase of interLAN:
  Fair value of assets acquired, excluding cash .....    $     -    $ 1,100,296
  Liabilities assumed ...............................          -       (915,035)
  Stock issued ......................................          -       (337,500)
                                                         -------    -----------
    Cash acquired in excess of cash paid ............          -       (152,239)
    Cash paid .......................................          -       (150,000)
                                                         -------    -----------
  Cash acquired .....................................    $     -    $   302,239
                                                         =======    ===========

Financed insurance premiums .........................    $57,000    $    42,180
Issuance of common stock in exchange for
  marketable securities .............................    $     -    $   421,799

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)


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

On August 5, 2002, the Company sold and transferred the stock of its wholly-owned subsidiary, InterLAN Communications, Inc. to G. Anthony Munno, Martin Sainsbury Carter and Brian Ianniello, who were executives and employees of InterLAN. In exchange for the assignment of the InterLAN stock, Messrs. Munno, Carter and Ianniello transferred 20,833 shares of OnSpan common shares, and OnSpan was relieved of substantially all obligations and guarantees provided to third parties. OnSpan also retained the right to a certain tax refund in amount of $54,000 owing to InterLAN. These individuals also resigned in all capacities as directors, officers and/or employees of OnSpan. Onspan will retain the following assets of the corporation $1,078,883 in cash, the marketable securities, the prepaid expenses, the entire income tax receivable, and $2,611 in property. The liabilities Onspan will retain include a $30,946 dividend payable, $25,929 due to purchasers of discontinued operations, and $19,410 note payable.

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

         PREFERRED STOCK - At June 30, 2002 the Company had 2,763 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected for the payment of cash dividends on its Series A to be suspended. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company as well as to maintain the continued listing of the Company's common stock on The Nasdaq SmallCap Market. These actions include, among others, ensuring that the Company can continue to meet or exceed Nasdaq's continued listing standards. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at June 30, 2002.

         GOODWILL - Goodwill represents the excess of the cost of InterLAN over the fair market value of identifiable net assets at the date of acquisition. Goodwill was amortized on a straight-line basis over 5 years. As of October 1, 2001 the company has adopted SFAS No. 142, which requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon the adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. The carrying value of goodwill was evaluated at June 30, 2002 in relation to the operating performance and future discounted cash flows of the underlying businesses As of June 30, 2002 due to the disposition of InterLAN the remaining balance of $334,697 was completely amortized and the goodwill written off.

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

C.       MARKETABLE EQUITY SECURITIES

         The cost of investment securities as shown in the accompanying balance sheet and their estimated market value at June 30, 2002 is as follows:

                                                   2002
                    Trading securities:
                          Cost ..............  $ 504,000
                          Unrealized loss....   (409,000)
                                                --------
                                               $  95,000
                                               =========

         The Company included unrealized losses in the amount of $3,000 and $367,000 in earnings for the three and nine month periods ended June 30, 2002, respectively.

D.       ACQUISITION OF INTERLAN COMMUNICATIONS, INC.

         On November 10, 2000, Onspan completed the acquisition of 100% of the issued and outstanding common stock of InterLAN, in exchange for $150,000 in cash, 20,883 shares of the restricted common stock of Onspan, with a value of $337,500, and promissory notes in the amount of $150,000. The Company also issued an additional 1,832 shares of restricted common stock to employees at a value of $27,984 The transaction was accounted for using the purchase method of accounting, with the assets and liabilities of InterLAN being recorded at fair values. The transaction resulted in goodwill in the amount of $409,832, which was being amortized over five years, until September 30, 2001 when SFAS No. 142 was adopted. Unaudited pro forma results of operations for the nine-month periods ended June 30, 2002 and 2001, as if the acquisition had occurred as of the beginning of each period, follow. The pro forma results include estimates and assumptions which management believes are reasonable. However, pro forma results are not necessarily indicative of the results that would have occurred if the business combination had been in effect on the dates indicated, or which may result in the future. The pro forma results exclude the results of discontinued operations.

                                                      2002           2001

         Sales ...............................    $ 2,017,712     $2,954,043
                                                  ===========     ==========
         Net earnings (loss) from
           continuing operations .............     (1,203,261)       209,716
         Dividends on preferred shares .......              -         24,314
                                                  -----------     ----------
         Net earnings (loss) applicable
            to common shares .................    $(1,203,261)    $  185,402
                                                  ===========     ==========

         Net earnings (loss) per common share,
           basic and diluted, from continuing
           operations ........................    $     (1.25)    $      .02
                                                  ===========     ==========

E.       NOTE PAYABLE

         The Company incurred debt in the amount of $57,000 to finance insurance premiums. The balance was $19,410 at June 30, 2002

F.       EARNINGS PER SHARE

         The following data for the nine months ended June 30, 2002 and 2001 shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.
                                                       2002         2001

Net income (loss) ..............................   $(1,203,261)   $231,362
Less preferred stock dividends .................             -      24,314
                                                   -----------    --------
Income (loss) available to common shareholders
  used in basic and diluted EPS ................   $(1,203,261)   $207,048
                                                   ===========    ========


Weighted average number of common shares
  used in basic EPS ............................       964,552     864,124

Effect of dilutive securities: stock options and
Warrants .......................................             -      25,651
                                                   -----------    --------
Weighted average number of common shares
  used in diluted EPS ..........................       964,552     838,473
                                                   ===========    ========

         The following data for the three months ended June 30, 2002 and 2001 shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock.
                                                      2002        2001

Net income (loss) ..............................   $(740,300)   $296,701
Less preferred stock dividends .................           -      24,314
                                                   ---------    --------
Income (loss) available to common shareholders
  used in basic and diluted EPS ................   $(740,300)   $272,387
                                                   =========    ========

Weighted average number of common shares
  used in basic EPS ............................     964,552     887,627

Effect of dilutive securities: stock options and
Warrants .......................................           -      26,709
                                                   ---------    --------
Weighted average number of common shares
  used in diluted EPS ..........................     964,552     914,336
                                                   =========    ========

         At June 30, 2002, all common stock equivalents were antidilutive and are not included in the earnings per share calculations. The Company had 14,334 options to purchase common shares and 2,763 shares of preferred stock, convertible into 11,052 shares of common stock.

         At June 30, 2001 the Company had 172,000 options to purchase common shares and 2,763 shares of preferred stock, convertible into 138,150 shares of common stock included in the dilutive earnings per share calculations

G.       INCOME TAXES
         Income tax expense(benefit) for continuing operations for the nine months ended June 30, 2002 and 2001 consists of:

                                                        2002        2001
         Current tax expense:
                  Federal .........................   $ (8,513)       $   -
                  State ...........................          -            -
                                                      --------    ---------
         Deferred tax benefit .....................    (93,726)    (141,750)
                                                      --------    ---------
                  Total income tax expense(benefit)   $ 85,213    $(141,750)
                                                      ========    =========

         Actual income tax expense applicable to earnings, from continuing operations, before income taxes is reconciled with the "normally expected" federal income tax expense as follows for the six months ended June 30, 2002 and 2001:

                                                     2002         2001

         "Normally expected" income tax expense   $(284,694)   $(141,350)
         State income taxes, net of Federal
           Income tax benefit .................           -         (600)
         Income tax receivable ................      (8,513)           -
         Increase in valuation allowance ......     375,450            -
         Non-deductible meals and other .......       2,988          200
                                                  ---------    ---------
                                                  $  85,213    $(141,750)
                                                  =========    =========

         The deferred income tax assets at June 30, 2002 are comprised of the following:

                                                       CURRENT       NON-CURRENT

Unrealized loss on marketable securities ..........   $ 139,313      $         -
Accounts receivable allowance for doubtful accounts      39,005                -
N.O.L Carry forward ...............................     252,772                -
Goodwill ..........................................           -                -
                                                      ---------      -----------
    Net deferred income tax assets ................   $ 431,090      $         -
    Allowance for Deferred Taxes ..................    (431,090)               -
                                                      ---------      -----------
                                                      $       -      $         -
                                                      =========      ===========

H.       STOCK OPTIONS
         During 1999, the Company adopted the Network Systems International, Inc. "1999 Long Term Stock Incentive Plan." The maximum number of shares authorized and available under the plan was increased from 41,667 to 500,000 shares on December 31, 2001 as a result of an amendment voted for at the annual shareholder meeting. As of December 31, 2001, 18,735 of the shares authorized under the plan have been issued. Under the terms of the plan, the options expire after 10 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the nine months ended June 30, 2002.

                                    OPTIONS            OPTIONS OUTSTANDING
                                   AVAILABLE                    WEIGHTED AVERAGE
                                   FOR GRANT         OPTIONS     EXERCISE PRICE

Balance, September 30, 2001            8,598          14,334       $   13.08
                                     -------          ------       ---------

Plan Amendment ............          458,333               -            -
Granted ...................                -               -            -
Exercised .................                -               -            -
Cancelled .................                -               -            -
                                     -------          ------       ---------
Balance, June 30, 2002 ....          466,931          14,334       $   13.08
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

         SFAS No. 123 pro forma numbers are as follows for the nine-month periods ended June 30, 2002 and 2001:
                                                   2002          2001

         Actual net (loss) ................    $(1,203,261)    $231,362
                                               ===========     ========
         Pro forma net income (loss) ......    $(1,203,261)    $176,892
                                               ===========     ========
         Pro forma basic and diluted net
           Income (loss) per share ........    $     (1.25)    $    .24
                                               ===========     ========

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

I.       SUBSEQUENT EVENT

         On August 5, 2002, the Company sold and transferred the stock of its wholly-owned subsidiary, InterLAN Communications, Inc. to G. Anthony Munno, Martin Sainsbury Carter and Brian Ianniello, who were executives and employees of InterLAN. In exchange for the assignment of the InterLAN stock, Messrs. Munno, Carter and Ianniello transferred 20,833 shares of OnSpan common shares, and OnSpan was relieved of substantially all obligations and guarantees provided to third parties. OnSpan also retained the right to a certain tax refund owing to InterLAN. These individuals also resigned in all capacities as directors, officers and/or employees of OnSpan.

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

         ALLOWANCE FOR DOUBTFUL ACCOUNTS

         The Company evaluates the collectibility of its trade accounts receivable based on a number of factors. In circumstances where we are aware of a specific customer's inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the company's recent past loss history and an overall assessment of past due trade accounts receivable amounts outstanding. The allowance was increased by $82,200 at June 30, 2002.

         GOODWILL

         In the first quarter of 2002, the Company adopted the provisions of SFAS No. 142. The Company anticipates the adoption of SFAS No. 142 will reduce amortization expense in 2002 by approximately $75,000 for the Company. As of June 30, 2002 due to the disposition of InterLAN the remaining balance of $334,697 was completely amortized and the goodwill written off.

         DEFERRED TAX ASSETS

         The Company records a 100% valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made.

         INVESTMENTS

         Investments are classified as trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. Trading account assets, consisting of marketable equity securities, are stated at fair value. At June 30, 2002 investments consisted entirely of common stock held for resale. Unrealized gains or losses are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading as of June 30, 2002, aggregated ($367,000 ).

         BUSINESS

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

         Based on Staff's review, the Nasdaq had determined to deny the Company's request for continued listing on the Nasdaq SmallCap Market. Accordingly, the Company's securities were de-listed from the Nasdaq SmallCap Market at the opening of business on April 2, 2002. The securities now trade on the Over-The-Counter Bulletin Board under the symbol ONSP

         FORWARD LOOKING STATEMENTS

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

         During the nine months ended June 30, 2002, working capital decreased $846,191 to $1,207,234 from $2,053,425. During this same period, stockholders' equity decreased $1,203,261 to $1,226,450 from $2,429,711. The decrease in stockholders' equity is entirely due to the net loss for the period. The Company has not budgeted any significant capital expenditures for the current fiscal year for its current operations. The Company has adequate cash resources to meet its current needs. The Company anticipates to obtain sufficient working capital to accomplish its near-term objectives through the sale of its unregistered common stock in a private placement.

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

         SALES AND COST OF SALES - The Company's sales consist solely of those provided by InterLAN. Sales for the nine months ended June 30, 2002 were $2,017,712 as compared to $2,358,562 , ($2,954,043 pro forma for the year earlier period as if InterLAN was acquired on October 1, 2000, a decrease of $936,331 (32%). Sales for the three months ended June 30, 2002 were $527,484 as compared to $858,620, a decrease of $331,136
         (39%). During the nine month period ended June 30, 2002, the Company experienced a gross profit percentage of approximately 13% before salaries, wages and other selling, general and administrative expenses, as compared to 18% for the nine-month period ended June 30, 2001. On August 5, 2002, the Company discontinued the operations of InterLAN(See
         Note I in the accompanying condensed financial statements).

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

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $1,031,964 during the nine months ended June 30, 2002 as compared to $661,374 ($730,762 on a pro forma basis as if InterLAN was acquired on October 1, 2000) during the nine months ended June 30, 2001. The increase of $301,202 includes an increase of $92,856 for OnSpan and an increase of $208,346 for InterLAN. The Onspan increase primarily is from $57,000 for salaries, $7,250 in costs related to annual shareholder meeting, $5,000 in stock transfer fees related to the reverse split, $11,200 due to increase in D&O insurance premiums, $6,700 increase in legal fees due to the reverse split, and $3,000 due to an increase in rent. InterLAN's increase of $208,346 is primarily from a increase in goodwill amortization of $280,054 due to the write off of remaining goodwill, a increase of $71,265 due to write off of bad debt of $82,200 in 2002 and $10,935 in 2001, a decrease of $21,014 due to use of temp workers in 2001, and a decrease of $57,000 in salaries, commissions and bonuses due to no bonuses given out in 2002, the firing of one salesperson, and one administrative person, and the stoppage of payment of all commissions. On August 5, 2002, the Company discontinued the operations of InterLAN (See Note I in the accompanying condensed financial statements).

         INCOME TAXES - The Company recorded $85,213 in deferred income tax expense for the nine-month period ended June 30, 2002. In 2002, the deferred tax expense consists primarily of a change in the deferred tax valuation allowance. Subsequent to year end 2001 a refund application was filed with the Internal Revenue Service for approximately $118,000 for prior year overpaid income taxes. Onspan has received $56,072 in refunds to date. A refund for the full amount is expected in fiscal year 2002.

         GOODWILL - In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon the adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. A decline in the fair value of our common stock may precipitate a goodwill impairment in the future. Goodwill resulted from the acquisition of InterLAN Communications. An asset of $409,832 was recognized at the time of purchase and was being amortized over five years. Total amortization to date is $75,135. The carrying value of goodwill was evaluated at June 30, 2002 in relation to the operating performance and future discounted cash flows of the underlying businesses As of June 30, 2002 due to the disposition of InterLAN the remaining balance of $334,697 was completely amortized and the goodwill written off.

         MARKETABLE EQUITY SECURITIES - As of June 30, 2002, the Company held 100,000 shares of eResource Capital Group (AMEX:RCG)("eResource") with a cost basis of $504,000 (5.04 cents per share). For the nine months ended June 30, 2002, the Company recorded an unrealized loss from trading securities of ($367,000) on the Company's restricted 144 stock of eResource, which will become free trading as of August 22, 2002 and had a quoted market value of $95,000 or $0.95 (fourteen cents) per share.

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

         PART II - OTHER INFORMATION

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

1. Form 8-K filed with the Securities and Exchange Commission October 16, 2001 announcing the OnSpan Networking, Inc. (the "Company"), filed a Certificate pursuant to Section 78.207 of the Nevada Statutes whereby the Company decreasing the number of issued and outstanding shares of common stock, par value $.012, at a rate of one for twelve (1:12), and proportionately decreasing the number of authorized shares of common stock at a rate of one for twelve (1:12). As a result, the Company's authorized common stock has been reduced from 100,000,000 shares to 8,333,333 shares, and the number of issued and outstanding shares of common stock were reduced from 11,574,619 to approximately 964,552 shares.

2. Form 8-K filed with the Securities and Exchange Commission August 8, 2002 announcing on August 5, 2002, the Company sold and transferred the stock of its wholly-owned subsidiary, InterLAN Communications, Inc. to
         G. Anthony Munno, Martin Sainsbury Carter and Brian Ianniello, who were executives and employees of InterLAN. In exchange for the assignment of the InterLAN stock, Messrs. Munno, Carter and Ianniello transferred 20,833 shares of OnSpan common shares, and OnSpan was relieved of substantially all obligations and guarantees provided to third parties. OnSpan also retained the right to a certain tax refund owing to InterLAN. These individuals also resigned in all capacities as directors, officers and/or employees of OnSpan. InterLAN provides data communications and network solutions and consulting services.


                                    Exhibits

Exhibit No.     Description of Item


 4.0            Long Term Incentive Stock Options Plan (1)

99.1            Certification of Chief Executive Officer

99.2            Certification of Chief Financial Officer

----------

(1) Incorporated by reference to the company's report on form S-8 dated July 27, 2001

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ONSPAN NETWORKING, INC.



     Date: August 14, 2002          By: /S/ HERBERT TABIN
                                        -----------------
                                        Herbert Tabin, President



     Date: August 14, 2002          By: /S/ MARISSA DERMER
                                        ------------------
                                        Marissa Dermer, Chief Financial
                                        and Principal Accounting Officer