Form 10KSB
period 2002-09-30
ONSPAN NETWORKING INC
filed 2003-01-17
CIK 842722

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______ to _________

      Commission file number 000-22991

                             Onspan Networking, Inc.
                             -----------------------
                 (Name of small business issuer in its charter)

                                     Nevada
                                     ------
         (State of other jurisdiction of incorporation or organization)

                                   87-0460247
                                   ----------
                      (I.R.S. Employer Identification No.)

           6413 Congress Avenue, Suite 230, Boca Raton, Florida 33487
           ----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                     Issuer's telephone number 561-988-2334
                                               ------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None
                                      ----
                              (Title of each class)

                    Name of each exchange on which registered

                                 Not applicable
                                 --------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------

      Check whether the issuer (1) has filed all reports required to be filed By Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year were None.

As of December 31, 2002, the registrant had outstanding 968,677 shares of its Common Stock, par value $.012 its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on December 31, 2002, was approximately $360,855 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

                     DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional  Small  Business  Disclosure  Format (Check one): Yes [ ]; No [X].

                              TABLE OF CONTENTS

INTRODUCTION

PART I

Item 1. Business...............................................................4

Item 2. Properties.............................................................7

Item 3. Legal Proceedings......................................................7

Item 4. Submission of Matters to a vote of security holders....................8


PART II

Item 1. Market for common equity and related stockholder matters...............8

Item 2. Management's discussion and analysis or plan or operation.............11

Item 3. Other Information.....................................................16

Item 4. Consolidated Financial Statements.....................................17


PART III

Item 1. Directors, Executive officers, Promoters and Control persons
            Compliance with Section 16(a) of the Exchange Act.................35

Item 2. Executive Compensation................................................37

Item 3. Security Ownership of certain beneficial owners and
            Management........................................................41

Item 4. Certain relationships and related transactions........................42

Item 5. Exhibits and Reports on Form 8-K......................................42

PART I

ITEM 1.

HISTORY OF BUSINESS

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ small cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the Nasdaq SmallCap market and now trade on the Over-The-Counter Bulletin Board(R) under the symbol ONSP.

Effective February 10,2001 the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. (the "Company" or "Onspan"). On October 9, 2001, the Company affected a 1 for 12 reverse stock split of its issued and outstanding common stock.

Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed under Discontinued Operations below.

DISCONTINUED OPERATIONS

On August 5, 2002, the Company sold and transferred the stock of its wholly-owned subsidiary, InterLAN Communications, Inc. to G. Anthony Munno, Martin Sainsbury Carter and Brian Ianniello, who were executives and employees of InterLAN. In exchange for the assignment of the InterLAN stock, Messrs. Munno, Carter and Ianniello transferred 21,168 shares of Onspan common shares, and Onspan was relieved of substantially all obligations and guarantees provided to third parties. Onspan also retained the right to a certain tax refund in amount of $45,147 owing to InterLAN. These individuals also resigned in all capacities as directors, officers and/or employees of Onspan. Onspan retained the following assets of the corporation in cash of $1,078,883, the marketable securities, the prepaid expenses, the entire income tax receivable, and $2,611 in property. The liabilities retained include the dividend payable, amount due to purchasers of discontinued operations, and the balance of the note payable.

RISK FACTORS

The Company's strategy includes pursuing strategic acquisitions that may not be successful.

      The Company will consider acquiring businesses that are intended to add products and or services. Acquisitions involve a number of operational risks that the acquired business may not be successfully integrated, may distract management attention, may involve unforeseen costs and liabilities, and possible regulatory costs, some or all of which could have a materially adverse effect on the Company's financial condition or results of operations.

Additionally, the Company may make acquisitions with cash or with stock, or a combination thereof. If the Company does make any such acquisitions, various associated risks may be encountered, including potential dilution to the Company's then current shareholders, as a result of additional shares of common stock being issued in connection with the acquisitions.

The Company may need additional financing which it may not be able to obtain on acceptable terms.

      The Company's strategy may require capital investment. The Company's growth may depend upon its ability to raise additional capital, possibly through the issuance of long-term or short-term indebtedness or the issuance of equity securities in private or public transactions.

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

-     existing litigation

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

      The Company's common stock is currently quoted on the OTC Bulletin Board (R) (OTCBB) Market under the symbol "ONSP." The Company's common stock is thinly traded. According to the OTC Bulletin Board (R) website, in 2003, the OTC Bulletin Board(R) (OTCBB) will be phased out, and replaced by a new market, the BBXSM (Bulletin Board ExchangeSM). The BBX will have qualitative listing standards, but will have no minimum share price, market capitalization, or shareholder equity requirements. There are no assurances the Company will maintain its OTC Bulletin Board (R) listing or obtain a future Bulletin Board ExchangeSM listing. If the Company's common stock should be delisted from the OTC Bulletin Board (R) Market, or Bulletin Board ExchangeSM it is likely that the stock would then be quoted on the Pink Sheets Market, which could materially and / or adversely effect any future liquidity in the Company's common stock.

Inability to secure an Independent Audit Committee Member.

      Due to the potential exposure to litigation and small compensation it may be difficult to secure an Independent Audit Committee Member. If the Company is unable to secure an Independent Audit Committee Member, it may be in violation of future BBX standards and may be subject to possible delistingwhich could have a materially adverse affect on the Company's financial condition or results of operations.

ITEM 2.

DESCRIPTION OF PROPERTY

      The Company's principal executive offices are located in approximately 2,500 square feet of commercial office space provided by the Company's CEO on a month to month basis under an oral agreement at a charge of $6,000 per annum. The Company believes its current facilities are adequate for its current needs.

ITEM 3.

LEGAL PROCEEDINGS

1. Network Systems International of North Carolina, Inc. v Network Systems International, Inc. and Onspan Networking, Inc. (02-CvS-10154) (Complaint filed September 13, 2002).

      This action asserts a claim for beach of contract against the Company, seeking certain tax refunds obtained by the Company. The plaintiff, a former subsidiary of the Company, claims that these tax refunds belong to the plaintiff. The Company has not yet filed an answer to the Complaint. The Company disputes the amounts claimed and intends to seek reimbursement for certain expenses incurred by the Company on behalf of the plaintiff. The Company has made a settlement offer.

2. Soles Brower Smith & Company v. Network Systems International Inc. and Network Systems International of North Carolina, Inc. 02-CvS-7103 (Complaint filed June 11, 2002)

      This action was brought by a business broker that formerly represented the Company in attempts to sell Vercom Software, Inc. a former subsidiary of the company. The Complaint seeks relief for breach of contract.

      The Company has asserted a defense based on the fact that it transferred its shares of Vercom and had no involvement in the sale of Vercom, which forms the basis of Plaintiff's complaint. In addition, the Company has asserted a crossclaim against Network Systems International of North Carolina, Inc. for indemnification.

      The Company intends to oppose plaintiff's claims vigorously and will seek early dismissal of the action. Given the early stage of this action, we are unable to assess the likely outcome of this action or the magnitude of loss if any were to occur.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

PART II

ITEM 1.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From July, 1998, until February 9, 2001, the Company's common stock was traded under the symbol NESI, on the Nasdaq Small Cap market. Beginning on February 10, 2001 it began trading under the symbol ONSP. As of April 2, 2002, the securities were de-listed from the Nasdaq SmallCap market. The Company's common stock is now traded on the Over-The-Counter Bulletin Board under the symbol ONSP. On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. The total number of authorized Shares of its common stock before the stock split was 100,000,000; the total Number of authorized shared of common stock after the stock split was 8,333,333. The total number of issued and outstanding shares of its common stock on the record date were 11,574,619; giving effect to the stock split, there were 964,552 shares of common stock issued and outstanding after the split. All information contained in this annual report gives proforma effect to this stock split.

The following table sets forth, for the periods from October 1, 2000, through September 30, 2002, the quarterly high and low closing bid sale prices for the Company's Common Stock as reported on the Nasdaq SmallCap Market.until April 2, 2002, and the OTC Bulletin Board subsequently, as adjusted to reflect the stock split.The prices represent quotations by dealers without adjustment for retail mark ups, mark-downs or commissions and may not represent actual transactions.

---------------------------------------------------------------------------
                          HIGH                     LOW
---------------------------------------------------------------------------
FISCAL YEAR 2002
---------------------------------------------------------------------------
First Quarter             $4.20                    $.10
---------------------------------------------------------------------------
Second Quarter            $1.90                    $.67
---------------------------------------------------------------------------
Third Quarter             $ .92                    $.20
---------------------------------------------------------------------------
Fourth Quarter            $1.01                    $.30
---------------------------------------------------------------------------

---------------------------------------------------------------------------
                          HIGH                     LOW
---------------------------------------------------------------------------
FISCAL YEAR 2001
---------------------------------------------------------------------------
First Quarter             $43.44                   $13.44
---------------------------------------------------------------------------
Second Quarter            $41.16                   $24.00
---------------------------------------------------------------------------
Third Quarter             $34.44                   $ 4.56
---------------------------------------------------------------------------
Fourth Quarter            $12.60                   $ 3.12
---------------------------------------------------------------------------

      As of September 30, 2002, there were approximately 311 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

Recent Issuances of  Securities

      On September 28, 2001, the Company agreed to issue 29,168 shares of its common stock, as of September 30, 2002, all of these shares have been issued, and granted a three year option to purchase 25,000 shares of its common stock at an exercise price of $ 7.20 per share, in settlement of certain litigation. These issuances will be made in a private transaction exempt from registration under the Securities Act of 1933 in reliance on
Section 4(2) of that act. Expense of $ 17,864 and $84,000 was recognized during the fiscal years ended September 30, 2002 and 2001 related to the issuance of the shares of stock and stock options.

Dividends

The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future. At September 30, 2002, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected for the payment of cash dividends on its Series A to be suspended. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at September 30, 2002.

New accounting standards

In June 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. The Company adopted EITF Issue No. 00-25 effective January 1, 2002. The adoption of EITF Issue No. 00-25 did not have a material impact on the Company's financial statements.

In  August  2001,  the  FASB  issued  SFAS  No.  143,  "Accounting  for  Asset
Retirement Obligations", which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. This statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In October 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long Lived Assets", which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of SFAS 144 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction". This statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its results of operations from adopting this statement.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required with the beginning of fiscal year 2003. This statement will impact the timing of exit or disposal activities reported by the Company after adoption.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING INFORMATION

      The following discussion and analysis of the Company's financial condition and results of operations should be read with the condensed consolidated financial statements and related notes contained in this annual report on Form 10-KSB ("Form 10-KSB"). All statements other than statements of historical fact included in this Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environmentYou should carefully review the risks described in this Form 10-KSB and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

Effective August 5, 2002 the Company completed the sale of its operating line of business (InterLAN) as discussed under Discontinued Operations in Item 1, accordingly, the following discussion will deal with the Company's Plan of Operation. The operations of InterLAN, for the year ended September 30, 2002 and 2001 have been reclassified as loss from discontinued operations.

CRITICAL ACCOUNTING POLICIES

The Company has  identified  the  policies  outlined  below as critical to its business operations and an understanding of its results of operations. The listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis or plan of operations where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Consolidated Financial Statements. The Company's preparation of the financial statements requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

PLAN OF OPERATION

Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. Following August 5, 2002, the Company, announced a change in its strategy and subsequently sold its operating division InterLAN. As a result, currently we no longer have any meaningful, operations or sources of revenue. The Company's operations since then include a current plan to seek, investigate, and if warranted, merge or acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. Although we have reviewed a number of opportunities, we have not yet completed a transaction. A limiting factor has been the pending litigation brought against the Company, as included in Item 3

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is recorded at cost and is depreciated on a straight-line basis over the estimated useful lives of such assets. Changes in circumstances such as technological advances, changes to the Company's business model or changes in the Company's capital strategy could result in the actual useful lives differing from the Company's estimates. In those cases where the Company determines that the useful life of property, plant and equipment should be shortened, the Company will depreciate the net book value in excess of the estimated salvage value over its revised remaining useful life.

DEFERRED TAX ASSETS

The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made. As of September 30, 2002, a 100% valuation allowance has been established and no deferred tax asset recognized.

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At September 30, 2002, investments consisted entirely of common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading as of September 30, 2002, aggregated ($382,000).

Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes). As of September 30, 2002, the Company held no available-for-sale securities.

RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE -

The Company's selling, general and administrative expenses, including salaries and wages amounted to $417,422 during the twelve months ended September 30, 2002, as compared to $296,114 for the twelve months ended September 30, 2001.The majority of the increase is a result of higher compensation costs of $75,000, and bad debt which resulted from the write down from the income tax receivable, offset by a decrease of $50,000 for professional services primarily due to the Canton settlement in 2001.

GOODWILL

In July 2001, FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon the adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. A decline in the fair value of our common stock may precipitate a goodwill impairment in the future. Goodwill resulted from the acquisition of InterLAN. An asset of $409,832 was recognized at the time of purchase and was being amortized over five years. The carrying value of goodwill was evaluated at June 30, 2002 in relation to the operating performance and future discounted cash flows of the underlying businesses. As of September 30, 2002, due to the disposition of InterLAN the remaining balance of $334,697 was completely amortized and the goodwill written off.

MARKETABLE EQUITY SECURITIES

For the year ended September 30, 2002, the Company recorded an unrealized loss of $382,000 on the Company's restricted 144 stock of eResource, which had a quoted market value of $80,000 or $0.80 (eighty cents) per share.

eResource Capital Group, Inc.

eResource Capital Group, Inc. (AMEX:RCG) (formerly flightserv.com) and its subsidiaries are currently engaged in the operation of leisure charter travel services, telecommunications call center, technology business consulting, home technology, and Internet solutions businesses. eResource is a Delaware corporation incorporated in 1982. Prior to fiscal 1996, eResource, then known as Proactive Technologies, Inc., operated a drug-screening and testing lab and a computer software development business. In fiscal 1996, eResource discontinued these operations when it acquired Capital First Holdings, Inc., a residential real estate development company. Through the first half of fiscal 1999, eResource was engaged primarily in the design, development and sale of single-family subdivisions. In the second half of fiscal 1999, eResource acquired a commercial real estate business consisting of two strip-mall, shopping centers and a hotel development concept. Also, during the second half of fiscal 1999, eResource decided to discontinue its residential real estate development operations and focus primarily on developing an Internet Web site to provide access to private aviation travel services. eResource changed its name to flightserv.com in June 1999, to reflect the new business direction. In fiscal 2000, eResource continued development of the private aviation concept and launched the Private Seats program in March 2000. eResource was able to generate only minimal customer bookings through the Private Seats program and did not book any flights after June 2000. In fiscal 2001, eResource modified its business plan and acquired several companies in various business segments. In October 2000, eResource changed its name to eResource Capital Group, Inc. to reflect the new business direction. Also, in fiscal 2001 eResource discontinued its commercial real estate business.

eResource Capital Group, Inc. and Onspan Relationship

Onspan currently holds less than 1% of the outstanding shares of eResource Capital Group, Inc.

eResource Capital Group, Inc. Risk Factors Which May Materially Effect Our Investment

      - eResource Capital has been incurring operating losses and there can be no assurance that we will achieve or sustain profitability

      - eResource Capital recently acquired businesses having limited operating histories

      - eResource Capital needs to raise additional funds in order to continue to operate and grow its business

      - eResource Capital may be unable to successfully execute its acquisition strategy

      - eResource Capital growth places strain on its managerial, operational and financial resources

      - eResource Capitals future sales of restricted securities could have a negative effect on its stock price

      - eResource Capital selling stockholders may sell a substantial amount of their shares, these sales could have an adverse impact on its price

      - eResource Capital may be unsuccessful in implementing its current business plans, as they have recently modified their business plan.

LIQUIDITY AND CAPITAL RESOURCES

      During the twelve months ended September 30, 2002, working capital decreased $948,248 to $1,105,177 from $2,053,425, including the effects of the disposition of InterLAN. The majority of the reason for the decrease is the $(382,000) decrease in market value of marketable securities, $(231,639) due to the disposal of InterLAN.

      During this same period, stockholders' equity decreased $1,322,255 to $1,107,456 from $2,429,711. The decrease in stockholders' equity is primarily due to the net loss for theyear of ($1,340,119), which includes increases in paid in capital of $17,515 primary due to the issuance of shares in settlement of the Canton Financial lawsuit. The net loss for the year is due mainly to the unrealized loss on marketable securities of $382,000, and the net loss due to the sale of the the Company's InterLAN subsidiary of $(549,758).

      The Company has not budgeted any significant capital expenditures for the current fiscal year for its current operations.

      The Company has adequate cash resources to meet its current needs. The Company may obtain additional working capital to accomplish future objectives through the sale of its unregistered common stock in a private placement or other offering.

ITEM 3      OTHER INFORMATION

SEC Communications

Herbert Tabin, our President is also a director of another publicly traded company, Evolve One, Inc. ("EONE"). In a letter dated September 5, 2002, the staff of the Southeast Regional Office (the "Staff") of the Securities and Exchange Commission ("SEC") informed EONE that the Staff intends to recommend that the SEC pursue a federal injunctive action against EONE for violations of the antifraud provisions of the federal securities laws. Since receiving the letter, which did not explain the basis for the Staff's recommendation, EONE has met with the Staff twice to discuss the matter, and has been informed that the potential charges relate to two press releases issued by EONE in March 2000. The Staff indicated that EONE may submit a written statement explaining why it believes the SEC should not accept the Staff's recommendation, but EONE had determined not to submit such a statement at this time. EONE also was informed that the Staff intends to recommend similar charges against EONE's principal shareholders, Gary Schultheis and Herbert Tabin, based on the same press releases and transactions in the securities of other companies.

ITEM 4.

                      CONSOLIDATED FINANCIAL STATEMENTS

                                    INDEX

                                                                          Page #
                                                                          ------

Independent auditors' reports.................................................18

Consolidated balance sheet....................................................19

Consolidated statements of operations.........................................20

Consolidated statements of changes in stockholders' equity....................21

Consolidated statements of cash flows.........................................22

Notes to consolidated financial statements....................................24

                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Onspan Networking, Inc. and Subsidiary
(f/k/a Network Systems International, Inc.)

We have audited the accompanying consolidated balance sheet of Onspan Networking, Inc. and Subsidiary as of September 30, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2002, and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onspan Networking, Inc. and Subsidiary as of September 30, 2002, and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.




/s/ Daszkal Bolton LLP
Boca Raton, Florida
December 11, 2002

Onspan Networking, Inc. and Subsidiary

Consolidated Balance Sheet
September 30, 2002


Assets

Current assets
  Cash and cash equivalents ...................................     $ 1,030,611
  Marketable equity securities ................................          80,000
  Prepaid expenses ............................................          11,833
  Prepaid income taxes ........................................          45,147
                                                                    -----------
Total current assets ..........................................       1,167,591
Property and equipment, net ...................................           2,279
                                                                    -----------
                                                                    $ 1,169,870
                                                                    ===========

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable ............................................     $     5,539
  Accrued dividend ............................................          30,946
  Amounts due to purchasers of discontinued operations ........          25,929
                                                                    -----------
Total current liabilities .....................................          62,414

Stockholders' equity
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
   shares; issued and outstanding 968,677 shares ..............          11,624
  Paid-in capital .............................................       7,773,134
  Accumulated deficit .........................................      (6,677,304)
                                                                    -----------
Total stockholders' equity ....................................       1,107,456
                                                                    -----------
                                                                    $ 1,169,870
                                                                    ===========

See accompanying notes to  consolidated financial statements.

Onspan Networking, Inc. and Subsidiary

Consolidated Statements of Operations
Years Ended September 30, 2002 and 2001
                                                            2002         2001
                                                            ----         ----
Costs and expenses:
  Other selling, general and
    administrative expenses ........................       417,422      296,141
                                                       -----------    ---------
                                                           417,422      296,141
                                                       -----------    ---------
Earnings (loss) from operations ....................      (417,422)    (296,141)

Other income (expense):
  Interest income ..................................        23,313       21,173
  Gain on sale of marketable
    equity securities ..............................             -      116,499
  Unrealized gain (loss) on
    marketable equity securities ...................      (382,000)     (42,000)
  Interest expense .................................        (2,277)      (1,864)
                                                       -----------    ---------
    Total other income (expense) ...................      (360,964)      93,808
                                                       -----------    ---------
Earnings (loss) before income taxes and
  discontinued operations ..........................      (778,386)    (202,333)
Income tax benefit (expense) .......................       (11,975)      42,643
                                                       -----------    ---------
Earnings (loss) from continuing operations .........      (790,361)    (159,690)
Loss from earnings of a discontinued division ......      (555,833)    (144,937)
Gain on disposal of division, (less applicable
  income tax expense of $3,660) ....................         6,075            -
                                                       -----------    ---------
                                                          (549,758)    (144,937)
                                                       -----------    ---------
Net earnings (loss) ................................   $(1,340,119)   $(304,627)
Dividends on preferred shares ......................             -      (30,946)
Net earnings (loss) applicable to
                                                       -----------    ---------
  common shares ....................................   $(1,340,119)   $(335,573)
                                                       ===========    =========


Basic and diluted net earnings (loss) per share
  Continuing operations ............................   $     (0.82)   $   (0.18)
                                                       ===========    =========
  Discontinued operations ..........................   $     (0.57)   $   (0.16)
                                                       ===========    =========
   Total ...........................................   $     (1.38)   $   (0.34)
                                                       ===========    =========

Weighted average shares outstanding
  Basic ............................................       967,735      889,437
                                                       ===========    =========
  Diluted ..........................................       967,735      889,437
                                                       ===========    =========

See accompanying notes to consolidated financial statements.

Onspan Networking, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity
Years  Ended September 30, 2002 and 2001

                                Preferred Stock         Common Stock        Paid-in      Retained
                               Shares   Par Value    Shares    Par Value    Capital      Earnings        Total
                               ------   ---------   --------   --------   -----------   -----------   -----------
Balance, September 30, 2000 .   3,268           3    832,431      9,989     6,410,620     5,001,612     1,419,000
Conversion of preferred stock    (505)  $      (1)     2,105   $     26   $       (24)          $ -             1
Acquisition of interLAN .....       -           -     22,666        272       365,212             -       365,484
Issuance of restricted
 common stock:
   For marketable securities        -           -     26,114        313       421,486             -       421,799
   For cash .................       -           -     62,500        750       299,250             -       300,000
Exercise of common stock
 options ....................       -           -     18,736        225       174,775             -       175,000
Issuance of options for legal
 settlement .................       -           -          -          -        84,000             -        84,000
Dividend on preferred stock .       -           -          -          -             -       (30,946)      (30,946)
Net income (loss) ...........       -           -          -          -             -      (304,627)     (304,627)
                               ------   ---------   --------   --------   -----------   -----------   -----------
Balance, September 30, 2001 .   2,763   $       2    964,552   $ 11,575   $ 7,755,319   $ 5,337,185   $ 2,429,711
                               ======   =========   ========   ========   ===========   ===========   ===========
Conversion of preferred stock     (50)          0        209          2             -             -             2
Sale of  interLAN ...........       -           -    (21,168)      (254)          254             -             -
Retirement of shares ........       -           -     (4,084)       (48)           46             -            (2)
Issuance of stock for legal
 settlement .................       -           -     29,168        349        17,515             -        17,864
Net income (loss) ...........       -           -          -          -             -    (1,340,119)   (1,340,119)
                               ------   ---------   --------   --------   -----------   -----------   -----------
Balance, September 30, 2002 .   2,713   $       2    968,677   $ 11,624   $ 7,773,134     6,677,304   $ 1,107,456
                               ======   =========   ========   ========   ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

Onspan Networking, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Years Ended September 30, 2002 and 2001

                                                               2002          2001
                                                               ----          ----
Cash flows from operating activities
Net loss ................................................  $(1,340,119)  $  (304,627)
Less: (Loss) from discontinued operations,net ...........  $  (549,758)  $  (144,937)
                                                           -----------   -----------
(Loss) from continuing opertions ........................  $  (790,361)  $  (159,690)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Loss from discontinued operations, net of tax .........            -             -
  Gain from sale of discontinued operations , net of tax             -             -
  Depreciation and amortization .........................          990           420
  Deferred income taxes .................................       46,303       (42,643)
  Stock issued in legal settlement ......................      (17,865)       84,000
  Unrealized loss from marketable securities ............      382,000        42,000
  Realized gain on exchange of securities ...............            -      (100,200)
  Gain on sale of marketable securities .................            -       (16,298)
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Income tax receivable ...............................       60,696             -
  Notes receivable ......................................            -     1,500,000
    Prepaid expenses ....................................       29,980           368
    Accounts payable ....................................       (4,121)      (75,000)
    Income taxes payable ................................            -           574
                                                           -----------   -----------
Net cash provided by operating activities ...............     (292,378)    1,233,531
                                                           -----------   -----------

Cash flows from investing activities
  Proceeds from sale of marketable securities ...........            -        34,299
  Net cash received in acquisition of interLAN ..........            -      (150,000)
  Capital expenditures ..................................       (1,589)       (2,100)
                                                           -----------   -----------
Net cash provided by investing activities ...............       (1,589)     (117,801)
                                                           -----------   -----------

Cash flows from financing activities
  Sales of common stock .................................            -       475,000
  Proceeds from notes payable ...........................       71,000
  Payment of notes payable ..............................      (77,781)     (785,399)
  Payment of notes payable to shareholders ..............            -      (150,000)
  Payment to purchasers of discontinued operations ......      (44,531)      (35,958)
                                                           -----------   -----------
Net cash used in financing activities ...................      (51,312)     (496,357)
                                                           -----------   -----------
Net (decrease) increase in cash and cash equivalents from
  continuing operations .................................     (345,279)      619,373
Net cash used in (provided by) discontinued operations ..       92,217       (85,700)
Net (decrease) increase  in cash and cash equivalents ...     (253,062)      533,673
Cash and cash equivalents, beginning of period ..........            -
  from continuing operations ............................    1,283,673       750,000
                                                           -----------   -----------
Cash and cash equivalents, end of period ................  $ 1,030,611   $ 1,283,673
                                                           ===========   ===========

                                                                       Continued
See accompanying notes to consolidated financial statements.

Onspan Networking, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Years Ended September 30, 2001 and 2000

(Continued)

                                                               2002          2001
                                                               ----          ----
Supplemental Cash Flow Information
Cash paid for interest and income taxes are as follows:
Interest                                                   $     2,377   $     1,864
Income taxes                                               $         -   $    81,176

Supplemental Schedule of Noncash Investing and
   Financing Activities
Purchase of interLAN:
Fair value of assets acquired, excluding cash              $         -   $ 1,100,296
Liabilities assumed                                                  -   $  (887,051)
Common stock issued for services                                     -   $   (27,984)
Stock issued                                                         -      (337,500)
                                                           -----------   -----------
Cash acquired in excess of cash paid                                 -      (152,239)
Cash paid                                                            -      (150,000)
                                                           -----------   -----------
Cash acquired                                              $         -   $   302,239
                                                           ===========   ===========




Financed insurance premiums                                $    57,000   $    42,180
Issuance of common stock in exchange for
marketable securities                                      $         -   $   421,799


See accompanying notes to consolidated financial statements.

                            ONSPAN NETWORKING , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

1.    BACKGROUND INFORMATION

Onspan Networking, Inc. (the "Company" or "Onspan"), a Nevada corporation, is a holding company. The financial statements include the accounts of the Company and the discontinued operations of InterLAN Communications, Inc. ("InterLAN") (http://www.interlancom.com). Onspan changed its name from Network Systems International, Inc. effective February 10, 2001.

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization.

On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ small cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the Nasdaq SmallCap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP.

On November 10, 2000, Onspan completed the acquisition of 100% of the issued and outstanding common stock of InterLAN, a Virginia corporation.

On August 5, 2002, the Company sold and transferred the stock of its wholly-owned subsidiary, InterLAN Communications, Inc. to G. Anthony Munno, Martin Sainsbury Carter and Brian Ianniello, who were executives and employees of InterLAN. In exchange for the assignment of the InterLAN stock, Messrs. Munno, Carter and Ianniello transferred 21,168 shares of Onspan common shares, and Onspan was relieved of substantially all obligations and guarantees provided to third parties. Onspan also retained the right to a certain tax refund in amount of $45,147 owing to InterLAN. These individuals also resigned in all capacities as directors, officers and/or employees of Onspan. Onspan retained the following assets of the corporation in cash of $1,078,883, the marketable securities, the prepaid expenses, the entire income tax receivable, and $2,611 in property. The liabilities Onspan retained include a the dividend payable amount due to purchasers of discontinued operations, and the balance of the note payable.

2.    SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PREPARATION - The financial statements at September 30, 2002 and 2001, include the accounts of the Company and the discontinued operations of InterLAN Communications, Inc.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable, marketable equity securities, notes receivable, income taxes receivable, accounts payable, amounts due to purchasers of discontinued operations and note payable approximate fair value as of September 30, 2002, because of the short maturity of these instruments.

INVESTMENT SECURITIES - Investments are classified into three categories as follows:

1. Trading securities reported at fair value with unrealized gains and losses included in earnings;
2. Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income; and
3.    Held-to-maturity securities reported at amortized cost.

PREFERRED STOCK -   At September 30, 2002, the Company had 2,713 shares
outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected for the payment of cash dividends on its Series A to be suspended. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at September 30, 2002.

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

GOODWILL -Goodwill represents the excess of the cost of InterLAN over the fair market value of identifiable net assets at the date of acquisition. Goodwill was amortized on a straight-line basis over 5 years. As of October 1, 2001, the Company has adopted SFAS No. 142, which requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions upon the adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and testing for impairment of existing goodwill and other intangibles. The carrying value of goodwill was evaluated at June 30, 2002, in relation to the operating performance and future discounted cash flows of the underlying businesses. As of September
30, 2002, due to the disposition of InterLAN the remaining balance of $334,697 was completely amortized and the goodwill written off.
RECENT ACCOUNTING PRONOUNCEMENTS
In June 2001, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products." EITF Issue No. 00-25 addresses whether consideration from a vendor to a reseller is (a) an adjustment of the selling prices of the vendor's products and, therefore, should be deducted from revenue when recognized in the vendor's income statement or (b) a cost incurred by the vendor for assets or services received from the reseller and, therefore, should be included as a cost or expense when recognized in the vendor's income statement. The Company adopted EITF Issue No. 00-25 effective

January 1, 2002. The adoption of EITF Issue No. 00-25 did not have a material impact on the Company's financial statements.

In  August  2001,  the  FASB  issued  SFAS  No.  143,  "Accounting  for  Asset
Retirement Obligations", which provides the accounting requirements for retirement obligations associated with tangible long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it occurred. This statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The adoption of SFAS 143 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In October 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long Lived Assets", which excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 requires that long-lived assets to be disposed of by sale be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. This statement is effective for the Company's 2003 fiscal year, and early adoption is permitted. The Company is currently evaluating the impact of SFAS 144 to determine the effect, if any, it may have on the Company's consolidated results of operations, financial position or cash flows.

In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Correction". This statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishments, and amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its results of operations from adopting this statement.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan, which is generally before an actual liability has been incurred. Adoption of this statement is required with the beginning of fiscal year 2003. This statement will impact the timing of exit or disposal activities reported by the Company after adoption.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with current year presentation.

3.    MARKETABLE INVESTMENT SECURITIES

The amortized cost of investment securities as shown in the accompanying balance sheet and their estimated market value at September 30, 2002 is as follows:

                                                    2002
Trading securities:
      Cost                                      $    504,000
      Unrealized loss                               (424,000)
                                                ------------
                                                $     80,000
                                                ============

The Company included unrealized losses in the amount of $382,000 and $42,000 in earnings for the year ended September 30, 2002 and 2001, respectively. Unrealized gains and losses are recognized based on changes in the fair value of the securities as quoted on national and inter-dealer stock exchanges.
In 2001, the Company recognized $116,499 in gains on sales of securities.

4.    PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at September 30, 2002:

Computer equipment                  $  3,689
                                    --------
Total property and equipment        $  3,689
Less: accumulated depreciation       ( 1,410)
                                    --------
Property and equipment, net         $  2,279
                                    ========

Depreciation expense for the year ended September 30, 2002 and 2001 is $990 and $420, respectively.

5.    NOTE PAYABLE

In Fiscal Year 2002the Company incurred debt in the amount of $57,000 to finance insurance premiums. The remaining outstanding balance was $0 at September 30, 2002.

6.    CONCENTRATION OF CREDIT RISK

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of bank account balances exceeding $100,000 in FDIC insurance. The Company is exposed to credit risks in the event of default by the financial institutions to the extent that the FDIC insurance is exceeded. At September 30, 2002, the balances exceeding this limit were $888,000.

7.    STOCKHOLDERS' EQUITY

On July 27, 2001, the Company filed a Form S-8 with the Securities and Exchange Commission reporting that on June 28, 2001, the Company's Chief Executive Officer was issued and exercised 14,569 stock options, for a total of $100,000, which were granted under the long-term incentive plan. These stock options were exercised at a price of $6.86. On February 22, 2001, a prior employee exercised 4,167 stock options for a total of $75,000, under the long-term incentive plan. These stock options were exercised at a price of $18.

On June 28, 2001, the Company raised in a private financing $300,000 from three investors in exchange for 62,500 shares of the Company's restricted common stock. The offering was conducted pursuant to Section 4(2) of the Securities Act of 1933.

On September 28, 2001, the Company agreed to issue 29,168 of its common stock in settlement of the Canton Financial lawsuit, and granted a three year option to purchase 25,000 shares of its common stock at an exercise price of $7.20 per share, in settlement. These issuances were made in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act. Expense of $17,864 and $84,000 was recognized during the fiscal years ended September 30, 2002 and 2001 related to the issuance of the shares of stock and stock options.

8.  EMPLOYEE INCENTIVE STOCK OPTION AGREEMENTS

During 1999, the Company adopted the Onspan Networking, Inc. f/k/a Network
Systems International, Inc. "1999 Long Term Stock Incentive Plan."   The
maximum number of shares authorized and available under the plan is 41,667 shares. Under the terms of the plan, the options expire after 10 years, as long as the employees remain employed with the Company. The following is a summary of option activity for the years ended September 30, 2002 and 2001:

-----------------------------------------------------------------------------
                         Options       Options       Options Outstanding
                      Available for               Weighted Average Exercise
                          Grant                             Price
-----------------------------------------------------------------------------
Balance;                  22,833        18,834             $50.16
September 30, 2000
-----------------------------------------------------------------------------
Granted                  (30,985)       30,985              11.16
-----------------------------------------------------------------------------
Exercised                      -       (18,735)              9.36
-----------------------------------------------------------------------------
Cancelled                 16,750       (16,750)             55.56
-----------------------------------------------------------------------------
Balance;
September 30, 2001         8,598        14,334              13.08
-----------------------------------------------------------------------------
Granted                        -             -                  -
-----------------------------------------------------------------------------
Exercised                      -             -                  -
-----------------------------------------------------------------------------
Cancelled                      -             -                  -
-----------------------------------------------------------------------------
Balance; September
30, 2002                   8,598        14,334              13.08
-----------------------------------------------------------------------------

The plan provides that the option will be cancelled sixty days after an employee leaves employment with the Company. As a result of the Divestitures, 16,750 of the remaining options outstanding at September 30, 2000, were cancelled on November 29, 2000, as all employees left employment with the Company effective September 30, 2000.

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

SFAS No. 123 pro forma numbers are as follows for the years ended September 30, 2002 and 2001:
                                           2002        2001
                                           ----        ----

Actual net income (loss)               $(1,340,119)   $(304,627)
                                       ===========    =========
Pro forma net income (loss)            $(1,340,119)   $(404,927)
                                       ===========    =========
Pro forma basic and diluted net
  Income (loss) per share              $     (1.38)   $    (.46)
                                       ===========    =========

Under SFAS 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. At September 30, 2001, the following weighted average assumptions were used: risk-free interest rate of 5.0%, no expected dividends, a volatility factor of 172.50%, and a weighted average expected life of the options of 1 year. The range of exercise prices for those granted in 2001 are from $6.84 to $18.00. There were no options grants during the year ended September 30, 2002.

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

9.    INCOME TAXES

The provision for income taxes for the years ended September 30, consists of the following components:

                                   2002          2001
                                   ----          ----
Continuing operations
    Federal:
      Deferred                   $11,975      $(42,643)
                                 -------      --------
                                 $11,975      $(42,643)
                                 =======      ========
Discontinued Operations
    Federal
      Deferred                     3,660             -
                                 =======      ========
Total income tax expense
(benefit)                        $15,635      $(42,643)
                                 =======      ========

Reconciliation of the Federal Statutory Income Tax rate to the Company's effective income tax rate is as follows:

                                                2002        2001
                                                ----        ----

Computed at the Statuary rates(34%)          $(455,641)  $(68,793)
Non deductible expenses
                                               126,973        523
State income taxes net of federal tax
benefit                                        (35,090)    (4,198)
Discontinued operations                          3,660          -
                                             ---------   --------
Reinstatement /Change in valuation
Allowance                                      375,733     29,825
                                             ---------   --------
Tax provision (benefit)                      $  15,635   $(42,643)
                                             =========   ========

The significant temporary differences that give rise to a deferred tax asset as of September 30, 2002 are as follows:

                                  2002            2001
                                  ----            ----
Deferred Tax Asset:

Unrealized loss on
marketable securities           $143,747        $15,805

Capital loss Carryforward         41,798              -
N.O.L. Carryforward              220,013         25,054
Stock Options                          -         31,609
                                --------       --------
  Total deferred tax asset       405,558         72,468
  Less valuation allowance      (405,558)      ( 29,825)
                                --------       --------
  Net deferred tax asset        $      -       $ 42,643
                                ========       ========

The net change in the total valuation allowance for the year ended September 30, 2002 was a increase $375,733.

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

The net operating loss carry forward originated September 30, 2002, the amount is $584,675 and expires in 2023.

Subsequent to year end a refund of $45,147 was received from the Internal Revenue Service for prior year overpaid income taxes for former subsidiary InterLAN Communications as per the sale agreement.

10.       LEGAL PROCEEDINGS

      1. Network Systems International of North Carolina, Inc. v Network Systems International, Inc. and Onspan Networking, Inc. (02-CvS-10154) (Complaint filed September 13, 2002).

            This action asserts a claim for beach of contract against the Company, seeking certain tax refunds obtained by the Company. The plaintiff, a former subsidiary of the Company, claims that these tax refunds belong to the plaintiff. The Company has not yet filed an answer to the Complaint. The Company disputes the amounts claimed and intends to seek reimbursement for certain expenses incurred by the Company on behalf of the plaintiff. The Company has made a settlement offer.

      2. Soles Brower Smith & Company v. Network Systems International Inc. and Network Systems International of North Carolina, Inc. 02-CvS-7103 (Complaint filed June 11, 2002)

            This action was brought by a business broker that formerly represented the Company in attempts to sell Vercom Software, Inc. a former subsidiary of the company. The Complaint seeks relief for breach of contract and account stated.

            The Company has asserted a defense based on the fact that it transferred its shares of Vercom and had no involvement in the sale of Vercom, which forms the basis of Plaintiff's complaint. In addition, the Company has asserted a crossclaim against Network Systems International of North Carolina, Inc. for indemnification. The Company intends to oppose plaintiff's claims vigorously and will seek early dismissal of the action. Given the early stage of this action, we are unable to assess the likely outcome of this action or the magnitude of loss if any were to occur.

11.   DISCONTINUED OPERATIONS

                                                         2002         2001
                                                         ----         ----

Net Sales - Interlan                                  $2,146,824   $3,321,391

Net loss from discontinued division - Interlan         $(555,833)  $ (144,937)

Gain on disposal of a division net of income taxes
of $3,660                                                  6,075           -
                                                       ---------   ----------
Net (loss) from discontinued operations                $(549,758)  $ (144,937)
                                                       =========   ==========
Net (loss) per common share

    Basic                                                   (.57)        (.16)

    Diluted                                                 (.57)        (.16)


12.  EARNINGS (LOSS) PER SHARE

Basic earning (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                     2002        2001
                                                     ----        ----

Earnings (loss) from continuing operations       $(790,361)   $(159,690)

Earnings (loss) from discontinued operations      (549,748)    (144,937)
                                               -----------    ---------

Net earnings (loss)                            $(1,340,119)   $(335,573)
                                               ===========    =========

Denominator for basic earnings per share -

Weighted average shares                            967,735      889,437

Effect of dilutive securities - stock options            -            -
                                               -----------    ---------

Denominator for diluted earnings per share -

Weighted average shares adjusted for dilutive
securities                                         967,735      889,437
                                               ===========    =========

Basic and diluted earnings (loss) per common share:

Earnings (loss) from continuing operations        $   (.82)    $   (.18)

Earnings (loss) from discontinued operations          (.57)        (.16)
                                               -----------    ---------
Net earnings (loss)                               $  (1.38)    $   (.34)
                                               ===========    =========

13.   REVERSE SPLIT

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

Position or Office              Date            Name            Age
------------------              ----            ----            ---
President/CEO/Director        Jul/2000       Herbert Tabin       35
Treasurer/CFO/Director        Sep/2000       Marissa Dermer      34
Director                      Aug/2000       Thomas Cerami       28
Director                        2001         Elizabeth Capra     40

      HERBERT TABIN is a Director of the Company and is currently the President and CEO. Mr. Tabin was the Chief Operating Officer and founder of publicly traded Evolve One, Inc., formerly International Internet, Inc., and had served as its Vice President until December 2000. Mr. Tabin has been a Director of Evolve One, Inc. and serves as the Company's Director of Marketing since February 1998. Mr. Tabin is also currently vice president of Millennium Holdings Group, Inc. a private Florida based venture capital firm. Mr. Tabin has been Vice President with Millennium Holdings since 1996. In February 1999, Mr. Tabin became President of Interactive Golf Marketing a publicly traded company that became WowStores.com. In August 1999, Mr. Tabin resigned as President of WowStores.com. Previously, Mr. Tabin was a Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group from April 1995 to December 1996. From September 1993 to March 1995 Mr. Tabin was a vice president with HBL Associates a financial relations firm in New York City. From 1989 to August 1993 Mr. Tabin was employed with the American Stock Exchange and three Long Island, NY based Stock Brokerage firms. Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York At Oneonta in 1989. In March 2000, the State University of New York At Oneonta named their campuses largest computer lab, the Tabin Computer Lab.

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


      THOMAS CERAMI is a Director of the Company and is currently the Chief Technology Officer and a Director at IceWEB, Inc., formerly American Computer Systems, Inc. (ACS). Prior to his employment with ACS, Mr. Cerami served as a New Business Development Manager at STMS a Vienna, Virginia, based company which was subsequently acquired by publicly traded Dulles, Virginia based Steel Cloud, Inc. f/k/a

Dunn Computer Corporation a supplier of e-business platforms and network infrastructure solutions. During his employment at Dunn Computer, Mr. Cerami was the lead engineer for the Washington Metropolitan Area Transit Authority Y2k Project, the United States Department of Agriculture Exchange Migration and the Blue Cross Blue Shield Help Desk. Mr. Cerami is currently attending George Mason University.

      ELIZABETH CAPRA is a Director of the Company. Mrs. Capra is also currently an Executive Assistant with Publicly Traded Evolve One, Inc. From October 1992 to July 1999, Mrs. Capra was simultaneously a Property Manager for upscale properties, Reflections of Boca, Inc. and Sanctuary of Boca Raton, Inc., both located in Boca Raton, Florida. From 1984 to 1991 Mrs. Capra was the Assistant to the Vice President of The International Department of Marsh & McLennan - insurance and reinsurance brokering, investment management and consulting businesses worldwide. Mrs. Capra graduated in 1983 from Roberts Walsh Business School with a degree in Business Administration.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT:

      Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the fiscal year ended September 30, 2001, and Forms 5 and amendments thereto furnished to the Company with respect to the fiscal year ended September 30, 2001, as well as any written representation from a reporting person that no Form 5 is required, the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by
Section 16(a) of the Exchange Act during the fiscal year ended September 30, 2001, other than Herbert Tabin. Mr. Tabin failed to file the initial Form 3 and failed to file a Form 4 upon the granting of options to him. In July 2001, Mr. Tabin filed the delinquent reports, and has subsequently filed form as required on a timely basis.

ITEM 2.

EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended September 30, 2000, 2001 and 2002.

SUMMARY COMPENSATION TABLE - ANNUAL COMPENSATION

                                                  Other annual
Name and principal position  Year        Salary      Bonus      Compensation
---------------------------  ----        ------      -----      ---------------

Herbert Tabin                2002        N/A          N/A        N/A
Chairman of the Board        2001        N/A          N/A        N/A
And Chief Executive Officer
since July 25, 2000          2000        N/A          N/A        N/A

Marissa Dermer               2002        N/A          N/A        N/A
Chief                        2001        N/A          N/A        N/A
Financial Officer            2000        N/A          N/A        N/A
Since September 2000

Robbie M. Efird              2002        0            0          0
Chairman of the Board        2001        0            0          0
And Chief Executive Officer  2000        $183,333     0          $7,626
Until July 25, 2000

Christopher N. Baker         2002        0            0          0
President and Chief          2001        0            0          02
Operating Officer            2000        $183,333     0          $24,208
until July 25, 2000

SUMMARY COMPENSATION TABLE - LONG-TERM COMPENSATION

                                     Securities
                                     Underlying
                                      Options/
Name and principal position             Year              SAR's (#)
---------------------------             ----              ---------

Herbert Tabin                           2002              N/A
Chairman of the Board                   2001              8,333 (1)
and Chief Executive Officer             2000              N/A
since July 25, 2000

Marissa Dermer                          2002              N/A
 Chief                                  2001              N/A
Financial Officer                       2000              N/A
Since September 2000

Robbie M. Efird                         2002              N/A
Chairman of the Board                   2001              N/A
and Chief Executive Officer             2000              N/A
until July 25, 2000

Christopher N. Baker                    2002              N/A
President and Chief                     2001              N/A
Operating Officer                       2000              N/A
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

The Stock Incentive Plan is administered by a Committee consisting of three members appointed by the Board of Directors of the Company (the "Committee"). The Committee is currently comprised of Messr. Tabin and Ms. Dermer.and Ms Capra The Committee, in its sole discretion, has the authority to: (i) designate the key associates or classes of key associates eligible to participate in the Stock Incentive Plan; (ii) to grant awards provided in the Stock Incentive Plan in the form and amount determined by the Committee;
(iii) to impose such limitations, restrictions and conditions upon any such award as the Committee shall deem appropriate; and (iv) to interpret the Stock Incentive Plan.

The maximum aggregate number of shares of common stock available for issuance under the Stock Incentive Plan is 41,667 shares. At September 30, 2002, there were options to purchase 14,334 shares of the Company's common stock outstanding under the Stock Incentive Plan. The shares of common stock available for issuance under the Stock Incentive Plan are subject to adjustment for any stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like. Shares issued may consist in whole or in part of authorized but unissued shares or treasury shares. Shares tendered by a participant as payment for shares issued upon exercise of an option shall be available for issuance under the Stock Incentive Plan.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               Percent of
                Number of      total
                Securities     options/SARs
                Underlying     grated to      Exercise or
                Options/ SARs  employees in   Base           Expiration
Name            granted (#)    fiscal year    Price ($/Sh)   Date
----            -----------    -----------    ------------   ----

Herbert Tabin      14,569          47%           6.864       June 2004 (1)
Herbert Tabin       8,333          27%           13.56       October 2003

(1) Exercised on June 28, 2001.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                             Number of
                                             securities     VALUE OF
                                             underlying     UNEXERCISED
                                             unexercised    IN-THE-MONEY
                Shares                       options/SARs   OPTIONS/SARs
                Acquired                     at FY-end (#)  At FY-end ($)
                On            Value          Exercisable/   Exercisable/
Name            Exercise (#)  Realized ($)   Unexercisable  Unexercisable
----            ------------  ------------   -------------  -------------

Herbert Tabin      14,569        $100,000        8,333            $0

ITEM 3.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table indicates all persons who, as of September 30, 2002, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. The Company's common stock is the only class of its voting securities. As of September 30, 2002, there were 968,677 shares of the Company's common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and includes any securities which the person has the right to acquire within 60 days through the conversion or exercise of any security or other right. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of its common stock beneficially owned by them. The information as to the number of shares of the Company's common stock owned by each named person or group is based upon the information contained in a record list of the Company's shareholders at September 30, 2002.

            Name and address                  Amount and Nature
Title        of Beneficial                     of Beneficial            % of
of class        Owner                               Owner               Class
--------    --------------                    -----------------         -----
Common      Herbert Tabin                         247,902(1)            25.59%
            6413 Congress Ave, Ste 230
            Boca Raton, FL  33487

Common      Marissa Dermer                          2,500(2)             0.26%
            6413 Congress Ave, Ste 230
            Boca Raton, FL  33487

Common      Thomas Cerami                             417                0.04%
            14155 G Sullyfield Circle
            Chantilly, VA  20151

Common      Elizabeth Capra                             0                   -%
            6413 Congress Ave, Ste 230
            Boca Raton, FL  33487

Common    All directors and executive             260,864               26.92%
          officers as a group (four persons)
----------

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

ITEM 4.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is no immediate family relationship between or among any of the Directors and Executive Officers, except Ms. Dermer who is the sister-in-law of Mr. Tabin.

Evaluation of disclosure controls and procedures

Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 5.

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

      2. Form 8-K filed with the Securities and Exchange Commission August 8, 2002 announcing on August 5, 2002, the Company sold and transferred the stock of its wholly-owned subsidiary, InterLAN Communications, Inc. to G. Anthony Munno, Martin Sainsbury Carter and Brian Ianniello, who were executives and employees of InterLAN. In exchange for the assignment of the InterLAN stock, Messrs. Munno, Carter and Ianniello transferred 21,168 shares of Onspan common shares, and Onspan was relieved of substantially all obligations and guarantees provided to third parties. Onspan also retained the right to a certain tax refund owing to InterLAN. These individuals also resigned in all capacities as directors, officers and/or employees of Onspan. InterLAN provides data communications and network solutions and consulting services.

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


ONSPAN NETWORKING, INC.


By: /s/ Herbert Tabin
Herbert Tabin, Principal Executive Officer      January 17, 2003



      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  SIGNATURES


By: /s/ Herbert Tabin
Herbert Tabin, Principal Executive Officer      January 17, 2003


By: /s/ Marissa Dermer
Marissa Dermer, Principal Accounting
and Financial Officer                           January 17, 2003

                           CERTIFICATION OF PRESIDENT

I, Herbert Tabin, President of Onspan Networking, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Onspan Networkings, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors: (or persons performing the equivalent functions)

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 17, 2003               By: /s/ Herbert Tabin
                                         Herbert Tabin,
                                         President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Marissa Dermer, Chief Financial Officer of Onspan Networking, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Onspan Networkings, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors: (or persons performing the equivalent functions)

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 17, 2003               By: /s/ Marissa Dermer
                                         Marissa Dermer,
                                         Chief Financial Officer

                                  Exhibit Index

Exhibit #       Description
---------       -----------

99.1            Certification of President
                Relating to a Periodic Report
                containing Financial Statements

99.2            Certification of Chief Financial
                Officer Relating to a Periodic Report
                containing Financial Statements