Form 10QSB
period 2002-12-31
ONSPAN NETWORKING INC
filed 2003-02-12
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For Quarter Ended: December 31, 2002


                         Commission File Number: 0-22991


                             ONSPAN NETWORKING, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)


         NEVADA                                                  87-0460247
         ------                                                  ----------
(State of Incorporation)                                    (IRS Employer ID No)


              6413 CONGRESS AVENUE, SUITE 230, BOCA RATON, FL 33487
              -----------------------------------------------------
                     (Address of principal executive office)


                                 (561) 988-2334
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.012 per share, as of December 31, 2002 was 968,677.

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


      Item 1. Condensed Consolidated:
              Balance Sheet - December 31, 2002 .............................. 3


              Statements of Operations -
              Three Months Ended December 31, 2002 and 2001 .................. 4


              Statement of Stockholders' Equity -
              Three Months Ended December 31, 2002 ........................... 5


              Statements of Cash Flows -
              Three Months Ended December 31, 2002 and 2001 ................ 6-7


              Notes to Financial Statements -
              Three Months Ended December 31, 2002 and 2001 ............... 8-13


      Item 2. Managements Discussion and Analysis of Financial
              Condition and Results of Operations ........................ 14-17



Part II. Other Information


      Item 1. Legal Proceedings ............................................. 18


      Item 5. Other Information ............................................. 19


      Item 6. Exhibits and Reports Form 8-K .............................. 19-20


Certifications ........................................................... 22-23


Exhibit Index ............................................................... 24

                    PART I - UNAUDITED FINANCIAL INFORMATION

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2002
(UNAUDITED)


ASSETS

Current assets
  Cash and cash equivalents ....................................    $ 1,018,891
  Marketable equity securities .................................         61,000
                                                                    -----------
Total current assets ...........................................      1,079,891

Property and equipment, net ....................................          2,049
                                                                    -----------
                                                                    $ 1,081,940
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable .............................................    $     5,161
  Accrued dividend .............................................         30,946
  Amounts due to purchasers of discontinued operations .........         55,929
                                                                    -----------
Total current liabilities ......................................         92,036

Stockholders' equity
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ............................              2
  Common stock, $.012 par value.  Authorized 8,333,333
   shares; issued and outstanding 968,677 shares ...............         11,624
  Paid-in capital ..............................................      7,773,134
  Accumulated deficit ..........................................     (6,794,856)
                                                                    -----------
Total stockholders' equity .....................................        989,904
                                                                    -----------
                                                                    $ 1,081,940
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)
                                                           Three Months Ended
                                                              December 31,
                                                         ----------------------
                                                            2002         2001
                                                         ---------    ---------
Costs and expenses:
  Salaries and wages .................................      39,000       15,000
  Other selling, general and
    administrative expenses ..........................      33,665       86,847
                                                         ---------    ---------
                                                            72,665      101,847
                                                         ---------    ---------
Earnings (loss) from operations ......................     (72,665)    (101,847)

Other income (expense):
  Interest income ....................................       4,113        7,884
  Unrealized (loss) on
    marketable equity securities .....................     (19,000)    (308,000)
  Other expense ......................................     (30,000)           -
                                                         ---------    ---------
    Total other income (expense) .....................     (44,887)    (300,116)
                                                         ---------    ---------

Earnings (loss) before income taxes and ..............    (117,552)    (401,963)
  discontinued operations
Income tax (befefit) expense .........................           -     (178,094)
                                                         ---------    ---------
Earnings (loss) from continuing operations ...........    (117,552)    (223,869)
Income from discontinued operations ..................           -       31,521
                                                         ---------    ---------
Net earnings (loss) ..................................    (117,552)    (192,348)
Dividends on preferred shares ........................           -            -
                                                         ---------    ---------
Net earnings (loss) applicable to
  common shares ......................................   $(117,552)   $(192,348)
                                                         =========    =========

Basic and diluted net earnings (loss) per share
  Continued operations ...............................   $   (0.12)   $   (0.23)
                                                         =========    =========
  Discontinued operations ............................   $       -    $    0.03
                                                         =========    =========
    Total ............................................   $   (0.12)   $   (0.20)
                                                         =========    =========

Weighted average shares outstanding
  Basic ..............................................     968,677      967,735
                                                         =========    =========
  Diluted ............................................     968,677      967,735
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2002
(UNAUDITED)


                                Preferred Stock      Common Stock      Paid-in       Retained
                               Shares  Par Value  Shares   Par Value   Capital       Earnings      Total
                               ------  ---------  ------   ---------   -------       --------      -----
Balance, September 30, 2002 ..  2,713     $2      968,677   $11,624   $7,773,134   $(6,677,304)  $1,107,456
Net (loss) ...................      -      -            -         -            -      (117,552)    (117,552)
                               ------     --      -------   -------   ----------   -----------   ----------
Balance, December 31, 2002 ...  2,713     $2      968,677   $11,624   $7,773,134   $(6,794,856)  $  989,904
                               ======     ==      =======   =======   ==========   ===========   ==========


See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)

                                                         2002          2001
                                                         ----          ----

Cash flows from operating activities
Net income .........................................  $  (117,552)  $  (192,348)
Less: Earnings from discontinued operations, net ...  $         -   $    31,521
                                                      -----------   -----------
(Loss) from continuing opertions ...................  $  (117,552)  $  (223,869)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization ....................          230           208
  Deferred income taxes ............................            -      (152,413)
  Unrealized loss from marketable securities .......       19,000       308,000
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Accounts receivable ............................            -             -
    Income tax receivable ..........................       45,147       (25,681)
    Prepaid expenses ...............................       11,833        (7,753)
    Accounts payable ...............................         (378)       30,450
    Accrued expenses ...............................       30,000             -
                                                      -----------   -----------
Net cash used in operating activities ..............      (11,720)      (71,058)
                                                      -----------   -----------

Cash flows from investing activities
  Capital expenditures .............................            -          (773)
                                                      -----------   -----------
Net cash (used in) provided by investing activities             -          (773)
                                                      -----------   -----------

Cash flows from financing activities
  Payment of notes payable .........................            -        (6,781)
  Payment to purchasers of discontinued operations .            -       (25,095)
                                                      -----------   -----------
Net cash used in financing activities ..............            -       (31,876)
                                                      -----------   -----------
Net decrease in cash and cash equivalents
  from continuing operations .......................      (11,720)     (103,707)
Net cash used in (provided by)
  discontinued operations ..........................            -         8,000
Net (decrease) increase in cash and cash equivalents      (11,720)      (95,707)
Cash and cash equivalents, beginning of period
  from continuing operations .......................    1,030,611     1,283,673
                                                      -----------   -----------
Cash and cash equivalents, end of period ...........  $ 1,018,891   $ 1,187,966
                                                      ===========   ===========

                                                                     Continued

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)
(CONTINUED)

                                                        2002          2001
                                                        ----          ----

Supplemental Cash Flow Information

Cash paid for interest and income taxes are
 as follows:
    Interest .......................................  $     -       $     -
    Income taxes ...................................  $     -       $     -


Financed insurance premiums ........................  $     -       $57,000




See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
(UNAUDITED)


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

On August 5, 2002, the Company sold and transferred the stock of its wholly-owned subsidiary, InterLAN Communications, Inc. to G. Anthony Munno, Martin Sainsbury Carter and Brian Ianniello, who were executives and employees of InterLAN. In exchange for the assignment of the InterLAN stock, Messrs. Munno, Carter and Ianniello transferred 21,168 shares of Onspan common shares, and Onspan was relieved of substantially all obligations and guarantees provided to third parties. Onspan also retained the right to a certain tax refund in amount of $45,147 owing to InterLAN. These individuals also resigned in all capacities as directors, officers and/or employees of Onspan. Onspan retained the following assets of the corporation in cash of $1,078,883, the marketable securities, the prepaid expenses, the entire income tax receivable, and $2,611 in property. The liabilities Onspan retained include the dividend payable amount due to purchasers of discontinued operations, and the balance of the note payable.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2002, which is included in the Company's Form 10-KSB for the year ended September 30, 2002. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

B.       ACCOUNTING POLICIES

BASIS OF PREPARATION The financial statements at December 31, 2002 and 2001, include the accounts of the Company and the discontinued operations of InterLAN Communications, Inc.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable, marketable equity securities, notes receivable, income taxes receivable, accounts payable, amounts due to purchasers of discontinued operations and note payable approximate fair value as of December 31, 2002, because of the short maturity of these instruments.

INVESTMENT SECURITIES - Investments are classified into three categories as follows:

    o Trading securities reported at fair value with unrealized gains and losses included in earnings;

    o Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income;

    o   Held-to-maturity securities reported at amortized cost.

PREFERRED STOCK - At December 31, 2002, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible into 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected for the payment of cash dividends on its Series A to be suspended. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at December 31, 2002.

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

C.       MARKETABLE EQUITY SECURITIES

The cost of investment securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2002 is as follows:

                                                 2002
                                                 ----
         Trading securities:
                          Cost .............  $ 504,000
                          Unrealized loss ..   (443,000)
                                              ---------
                                              $  61,000
                                              =========

The Company included unrealized losses in the amount of $19,000 and $308,000 in earnings for the three months ended December 31, 2002 and 2001, respectively. Unrealized gains and losses are recognized based on changes in the fair value of the securities as quoted on national and inter-dealer stock exchanges.

D.       PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at December 31, 2002:

         Computer equipment .......................  $  3,689
                                                     --------
         Total property and equipment .............  $  3,689
         Less: accumulated depreciation ...........   ( 1,640)
                                                     --------
         Property and equipment, net ..............  $  2,049
                                                     ========

         Depreciation expense for the three months ended December 31, 2002 and 2001 is $230 and $208, respectively.

E.       DISCONTINUED OPERATIONS

                                              2002            2001
                                              ----            ----

Net Sales - Interlan .....................    $  -          $912,060

Income from discontinued operations ......    $  -          $ 31,521
                                              ====          ========

Net income per common share
    Basic ................................       -             .03
    Diluted ..............................       -             .03


F.       EARNINGS PER SHARE

Basic earning (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                             2002        2001
                                                             ----        ----

Loss from continuing operations ........................  $(117,552)  $(223,869)
Income from discontinued operations ....................          -      31,521
                                                          ---------   ---------

Net loss ...............................................  $(117,552)  $(192,348)
                                                          =========   =========

Denominator for basic earnings per share -
Weighted average shares ................................    968,677     967,735
Effect of dilutive securities - stock options ..........          -           -
                                                          ---------   ---------
Denominator for diluted earnings per share -
Weighted average shares adjusted for dilutive securities    968,677     967,735
                                                          =========   =========

Basic and diluted earnings (loss) per common share:
Loss from continuing operations ........................  $    (.12)  $    (.23)
Earnings from discontinued operations ..................          -         .03
                                                          ---------   ---------

Net earnings (loss) ....................................  $    (.12)  $    (.20)
                                                          ---------   ---------

G.       LEGAL PROCEEDINGS

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

PLAN OF OPERATION

Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. Following August 5, 2002, the Company, announced a change in its strategy and subsequently sold its operating division InterLAN. As a result, currently we no longer have any meaningful, operations or sources of revenue. The Company's operations since then include a current plan to seek, investigate, and if warranted, merge or acquire one or more properties or businesses, and to pursue other related activities intended to enhance shareholder value. Although we have reviewed a number of opportunities, we have not yet completed a transaction. A limiting factor has been the pending litigation brought against the Company, as included in Note G to the financial statements.

DEFERRED TAX ASSET

The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made. As of December 31, 2002, a 100% valuation allowance has been established and no deferred tax asset recognized.

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At December 31, 2002, investments consisted entirely of common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading as of December 31, 2002, aggregated ($443,000).

Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes). As of December 31, 2002, the Company held no available-for-sale securities.

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

Effective February 10, 2001 the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. (the "Company" or "Onspan"). On October 9, 2001, the Company affected a 1 for 12 reverse stock split of its issued and outstanding common stock.

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

DISCONTINUED OPERATIONS

On August 5, 2002, the Company sold and transferred the stock of its wholly-owned subsidiary, InterLAN Communications, Inc. to G. Anthony Munno, Martin Sainsbury Carter and Brian Ianniello, who were executives and employees of InterLAN. In exchange for the assignment of the InterLAN stock, Messrs. Munno, Carter and Ianniello transferred 21,168 shares of Onspan common shares, and Onspan was relieved of substantially all obligations and guarantees provided to third parties. Onspan also retained the right to a certain tax refund in amount of $45,147 owing to InterLAN. These individuals also resigned in all capacities as directors, officers and/or employees of Onspan. Onspan retained the following assets of the corporation - cash of $1,078,883, the marketable securities, the prepaid expenses, the entire income tax receivable, and $2,611 in property. The liabilities retained include the dividend payable, amount due to purchasers of discontinued operations, and the balance of the note payable.

FORWARD LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. Effective August 5, 2002 the Company completed the sale of its operating line of business (InterLAN) as discussed under Discontinued Operations in Item 1, accordingly, the following discussion will deal with the Company's Plan of Operation. The operations of InterLAN, for the three month period ended December 31, 2001 have been reclassified as loss from discontinued operations.

A.       LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2002, working capital decreased $117,322 to $987,855 from $1,105,177. During this same period, stockholders' equity decreased $117,552 to $989,904 from $1,107,456. The decrease in stockholders' equity is entirely due to the net loss for the period. The Company has not budgeted any significant capital expenditures for the current fiscal year for its current operations. The Company has adequate cash resources to meet its current needs

B.       RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $72,665 during the three months ended December 31, 2002 as compared to $101,847 during the three months ended December 31, 2001. The decrease of $29,182 includes a increase of $24,000 for salaries, off set by a decreases of ($26,000) for accounting fees ($7,250) in costs related to annual shareholder meeting, ($5,000) in stock transfer fees related to the reverse split, ($13,000) in legal fees due to the reverse split , and ($4,000) in filing fees due to being not listed on the Nasdaq .

INCOME TAXES - The Company recorded $43,655 in deferred income tax expense for the three-month period ended December 31, 2002, a 100% valuation allowance was taken against this amount as of December 31, 2002. The Company recorded $178,094 in deferred income tax benefit for the three-month period ended December 31, 2001.

MARKETABLE EQUITY SECURITIES - As of December 31, 2002, the Company held 100,000 shares of eResource Capital Group (AMEX:RCG)("eResource") with a cost basis of $504,000 $5.04 per share. For the three months ended December 31, 2002, the Company recorded an unrealized loss from trading securities of ($19,000) on the Company's stock and had a quoted market value of $61,000 or $0.61 (sixty one cents) per share.

                           PART II - OTHER INFORMATION

ITEM 1

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

ITEM 5.

OTHER INFORMATION

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

Exhibit         Description
-------         -----------

4.0             Long Term Incentive Stock Options Plan (1)

----------

(1) Incorporated by reference to the company's report on form S-8 dated July 27, 2001

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ONSPAN NETWORKING, INC.



Date: February 12, 2003             By: /s/ Herbert Tabin
                                        -----------------
                                        Herbert Tabin, President



Date: February 12, 2003             By: /s/ Marissa Dermer
                                        ------------------
                                        Marissa Dermer, Chief Financial
                                        and Principal Accounting Officer

                           CERTIFICATION OF PRESIDENT

I, Herbert Tabin, President of Onspan Networking, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Onspan Networking, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors: (or persons performing the equivalent functions)

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003                              By: /s/ Herbert Tabin
                                                         -----------------
                                                         Herbert Tabin,
                                                         President

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Marissa Dermer, Chief Financial Officer of Onspan Networking, Inc., certify that:

1 I have reviewed this quarterly report on Form 10-KSB of Onspan Networking, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors: (or persons performing the equivalent functions)

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls, and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 12, 2003                              By: /s/ Marissa Dermer
                                                         ------------------
                                                         Marissa Dermer,
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit #         Description
---------         -----------

99.1 Certification of President Relating to a Periodic Report containing Financial Statements

99.2 Certification of Chief Financial Officer Relating to a Periodic Report containing Financial Statements