Form 10QSB
period 2003-03-31
ONSPAN NETWORKING INC
filed 2003-05-14
CIK 842722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


               Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934


                        For Quarter Ended: MARCH 31, 2003


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

The number of shares outstanding of registrant's common stock, par value $.012 per share, as of May 12, 2003 was 968,677.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

OnSpan Networking, Inc. and Subsidiary


                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part I - Unaudited Financial Information

      Item 1. Condensed Consolidated:

              Balance Sheet - March 31, 2003 ..................................3

              Statements of Operations -
              Three and Six Months Ended March 31, 2003 and 2002 ..............4

              Statement of Stockholders' Equity -
              Six Months Ended March 31, 2003 .................................5

              Statements of Cash Flows -
              Six Months Ended March 31, 2003 and 2002 ......................6-7

              Notes to Financial Statements -
              Six Months Ended March 31, 2003 and 2002 .....................8-13

      Item 2. Managements Discussion and Analysis of Financial
              Condition and Results of Operations .........................13-19


Part II - Other Information

      Item 1. Legal Proceedings ..............................................20

      Item 5. Other Information ..............................................21

      Item 6. Exhibits and Reports Form 8-K ..................................22

OnSpan Networking, Inc. and Subsidiary

Condensed Consolidated Balance Sheet
March 31, 2003
(Unaudited)


Assets

Current assets
  Cash and cash equivalents ...................................     $   826,699
  Marketable equity securities ................................          31,000
  Escrow Deposit ..............................................         130,000
                                                                    -----------
Total current assets ..........................................         987,699

Property and equipment, net ...................................           1,825
                                                                    -----------
                                                                    $   989,524
                                                                    ===========

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable ............................................     $     5,161
  Accrued dividend ............................................          30,946
  Amounts due to purchasers of discontinued operations ........          55,929
                                                                    -----------
Total current liabilities .....................................          92,036

Stockholders' equity
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
   shares; issued and outstanding 968,677 shares ..............          11,624
  Paid-in capital .............................................       7,773,134
  Accumulated deficit .........................................      (6,887,272)
                                                                    -----------
Total stockholders' equity ....................................         897,488
                                                                    -----------
                                                                    $   989,524
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary

Condensed Consolidated Statements of Operations
Three and Six Months Ended March 31, 2003 and 2002
(Unaudited)

                                           Three Months Ended             Six Months Ended
                                                March 31,                     March 31,
                                           2003           2002           2003           2002
                                           ----           ----           ----           ----
Costs and expenses:
  Salaries and wages ...............        40,000         21,000         79,000         36,000
  Other selling, general and
    administrative expenses ........        25,624         44,715         59,289        131,562
                                         ---------      ---------      ---------      ---------
                                            65,624         65,715        138,289        167,562
                                         ---------      ---------      ---------      ---------
Loss from operations ...............       (65,624)       (65,715)      (138,289)      (167,562)

Other income (expense):
  Interest income ..................         3,208          5,368          7,321         13,251
  Unrealized (loss) on
    marketable equity securities ...       (30,000)       (56,000)       (49,000)      (364,000)
  Other expense ....................             -         (1,101)       (30,000)        (1,101)
                                         ---------      ---------      ---------      ---------
    Total other income (expense) ...       (26,792)       (51,733)       (71,679)      (351,850)
                                         ---------      ---------      ---------      ---------

Loss before income taxes and .......       (92,416)      (117,448)      (209,968)      (519,412)
  discontinued operations
Income tax (benefit) expense .......             -        107,056              -        (71,037)
                                         ---------      ---------      ---------      ---------
Loss from continuing operations ....       (92,416)      (224,504)      (209,968)      (448,375)
Loss from discontinued operations ..             -        (46,108)             -        (14,587)
                                         ---------      ---------      ---------      ---------
Net loss ...........................       (92,416)      (270,612)      (209,968)      (462,962)
Dividends on preferred shares ......             -              -              -              -
                                         ---------      ---------      ---------      ---------
Net loss applicable to
  common shares ....................     $ (92,416)     $(270,612)     $(209,968)     $(462,962)
                                         =========      =========      =========      =========


Basic and diluted net loss per share
  Continued operations .............     $   (0.10)     $   (0.23)     $   (0.22)     $   (0.46)
                                         =========      =========      =========      =========
  Discontinued operations ..........     $       -      $   (0.05)     $       -      $   (0.02)
                                         =========      =========      =========      =========
    Total ..........................     $   (0.10)     $   (0.28)     $   (0.22)     $   (0.48)
                                         =========      =========      =========      =========

Weighted average shares outstanding
  Basic ............................       968,677        964,552        968,677        964,552
                                         =========      =========      =========      =========
  Diluted ..........................       968,677        964,552        968,677        964,552
                                         =========      =========      =========      =========

See accompanying notes to condensed consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary

Condensed Consolidated Statement of Stockholders' Equity
Six Months Ended March 31, 2003
(Unaudited)


                                Preferred Stock        Common Stock       Paid-in     Accumulated
                              Shares    Par Value   Shares    Par Value   Capital       Deficit         Total
                              ------    ---------   ------    ---------   -------       -------         -----
Balance, September 30, 2002    2,713       $ 2      968,677    $11,624   $7,773,134   $(6,677,304)   $ 1,107,456
Net (loss) ................        -         -            -          -            -      (209,968)      (209,968)
                               -----       ---      -------    -------   ----------   -----------    -----------
Balance, March 31, 2003 ...    2,713       $ 2      968,677    $11,624   $7,773,134   $(6,887,272)   $   897,488
                               =====       ===      =======    =======   ==========   ===========    ===========


See accompanying notes to condensed consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2003 and 2002
(Unaudited)

                                                          2003          2002
                                                          ----          ----
Cash flows from operating activities
Net loss ...........................................  $  (209,968)  $  (462,962)
Less: Loss from discontinued operations, net .......            -       (14,587)
                                                      -----------   -----------
Loss from continuing operations ....................  $  (209,968)  $  (448,375)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation .....................................          454           412
  Deferred income taxes ............................            -       (46,356)
  Unrealized loss from marketable securities .......       49,000       364,000
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Income tax receivable ..........................       45,147       (25,681)
    Prepaid expenses ...............................       11,833       (50,027)
    Accounts payable ...............................         (378)        4,368
    Accrued expenses ...............................       30,000             -
                                                      -----------   -----------
Net cash used in operating activities ..............      (73,912)     (201,659)
                                                      -----------   -----------

Cash flows from investing activities
   Escrow Deposit ..................................     (130,000)
  Capital expenditures .............................            -          (773)
                                                      -----------   -----------
Net cash used in investing activities ..............     (130,000)         (773)
                                                      -----------   -----------

Cash flows from financing activities
  Payment of notes payable .........................            -        31,628
  Payment to purchasers of discontinued operations .            -       (33,594)
                                                      -----------   -----------
Net cash used in financing activities ..............            -        (1,966)
                                                      -----------   -----------
Net decrease in cash and cash equivalents from
  continuing operations ............................     (203,912)     (204,398)
Net cash provided by discontinued operations .......            -        13,264
Net (decrease) in cash and cash equivalents ........     (203,912)     (191,134)
Cash and cash equivalents, beginning of period
  from continuing operations .......................    1,030,611     1,283,673
                                                      -----------   -----------
Cash and cash equivalents, end of period ...........  $   826,699   $ 1,092,539
                                                      ===========   ===========

                                                                     Continued

See accompanying notes to condensed consolidated financial statements.

OnSpan Networking, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2003 and 2002
(Unaudited)
(Continued)

                                                          2003           2002
                                                          ----           ----

Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:

  Interest                                                $ -          $      -
  Income taxes                                            $ -          $      -


Financed insurance premiums                               $ -          $ 57,000


See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2003 AND 2002
(UNAUDITED)


A.       ORGANIZATION

OnSpan Networking, Inc. (the "Company" or "OnSpan"), a Nevada corporation, is a holding company. The financial statements include the accounts of the Company and the discontinued operations of its wholly owned subsidiary InterLAN Communications, Inc. ("InterLAN") (http://www.interlancom.com). Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ small cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. On November 10, 2000, NESI completed the acquisition of 100% of the issued and outstanding common stock of InterLAN, a Virginia corporation. Effective February 10, 2001, Network Systems International, Inc. changed its name to OnSpan Networking, Inc. ("OnSpan") and the Company's common stock began trading under the symbol ONSP. On October 9, 2001, the Company affected a 1 for 12 reverse stock split of its issued and outstanding common stock. On April 2, 2002, the securities were de-listed from the Nasdaq SmallCap market and now trade on the Over-The-Counter Bulletin Board(R) under the symbol ONSP. August 5, 2002, the Company sold and transferred the stock of its wholly-owned subsidiary, InterLAN Communications, Inc. to G. Anthony Munno, Martin Sainsbury Carter and Brian Ianniello, who were executives and employees of InterLAN. In exchange for the assignment of InterLAN stock, Messrs. Munno, Carter and Ianniello transferred 21,168 shares of OnSpan common shares, and OnSpan was relieved of substantially all obligations and guarantees provided to third parties. OnSpan also retained the right to a certain tax refund in amount of $45,147 owing to InterLAN. These individuals also resigned in all capacities as directors, officers and/or employees of OnSpan. The assets OnSpan retained included cash of $1,078,883, marketable securities, prepaid expenses, the entire income tax receivable, and $2,611 in property. The liabilities OnSpan retained include the dividend payable amount due to purchasers of discontinued operations, and the balance of the note payable. On April 22, 2003 the Company created a new subsidiary, Coventry 1 Inc. which is a Nevada Corporation. The Company's other subsidiary OnSpan SmartHouse, Inc., is a Florida Corporation.

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


B.       ACCOUNTING POLICIES

BASIS OF PREPARATION - The financial statements at March 31, 2003 and 2002, include the accounts of the Company and the discontinued operations of InterLAN Communications, Inc.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable, marketable equity securities, notes receivable, income taxes receivable, accounts payable, amounts due to purchasers of discontinued operations and note payable approximate fair value as of March 31, 2003, because of the short maturity of these instruments.

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

PREFERRED STOCK - At March 31, 2003, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible into 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected for the payment of cash dividends on its Series A to be suspended. This decision was made in light of the general economic conditions, in particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at March 31, 2003.

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


C.       MARKETABLE EQUITY SECURITIES

The cost of investment securities as shown in the accompanying balance sheet and their estimated market value at March 31, 2003 is as follows:

                                      2003
         Trading securities:
                  Cost ..........  $ 504,000
                  Unrealized loss   (473,000)
                                   ---------
                                   $  31,000
                                   =========

The Company included unrealized losses in the amount of $49,000 and $364,000 in earnings for the six months ended March 31, 2003 and 2002, respectively. Unrealized gains and losses are recognized based on changes in the fair value of the securities as quoted on national and inter-dealer stock exchanges.


D.       DISCONTINUED OPERATIONS

                                            2003              2002

Net Sales - Interlan ..............       $     -         $ 1,490,218
                                          -------         -----------

Income from discontinued operations       $     -         $   (14,587)
                                          -------         -----------

Net income per common share
    Basic .........................             -                (.02)
    Diluted .......................             -                (.02)


E.       EARNINGS PER SHARE

Basic earning (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                             2003        2002

Loss from continuing operations ........................  $(209,968)  $(448,375)
Loss from discontinued operations ......................          -     (14,587)
                                                          ---------   ---------

Net loss ...............................................  $(209,968)  $(462,962)
                                                          =========   =========

Denominator for basic earnings per share -
Weighted average shares ................................    968,677     964,552
Effect of dilutive securities - stock options ..........          -           -
                                                          ---------   ---------
Denominator for diluted earnings per share -
Weighted average shares adjusted for dilutive securities    968,677     964,522
                                                          =========   =========

Basic and diluted earnings (loss) per common share:
Loss from continuing operations ........................  $    (.22)  $    (.46)

Loss from discontinued operations ......................          -        (.02)
                                                          ---------   ---------

Net earnings (loss) ....................................  $    (.22)  $    (.48)
                                                          =========   =========

F.       LEGAL PROCEEDINGS

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

3.       Securities Actions:

         a. Richard T. Clark and Joel C. Holt v. OnSpan Networking, Inc. and Herbert Tabin, Case No. 03-CV-298K (N.D. Okla.) (Removed from state court May 1, 2003);

         This action assets claims for violation of Oklahoma securities law, fraud, breach of contract, and breach of fiduciary duties. The action seeks damages in the amount of $300,000, the plaintiffs' attorneys fees and costs, and certain other relief.

         The case was filed in Oklahoma State court on March 28, 2003, and it was removed to federal court on May 1, 2003. The answer or other response to the action is due on June 2, 2003. No discovery has taken place.

         b. D. Mark White v OnSpan Networking, Inc. and Herbert Tabin, Case No. 352198686 03 (District Court, Tarrant County Texas) (Complaint filed May 2, 2003)

         This action assets claims for violation of Texas securities law, fraud, and breach of fiduciary duties. The action seeks unspecified damages, restitution in the amount of $300,000, punitive damages, pre-judgment interest, the plaintiffs' attorneys fees and costs, and certain other relief.

         The case was filed in Texas state court on May 2, 2002. The answer or other response is due no earlier than May 22, 2003. No discovery has taken place.

         The Company will vigorously defend both of these actions.

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

HISTORY OF BUSINESS

OnSpan Networking, Inc. (the "Company" or "OnSpan"), a Nevada corporation, is a holding company. The financial statements include the accounts of the Company and the discontinued operations of its wholly owned subsidiary InterLAN Communications, Inc. ("InterLAN") (http://www.interlancom.com). Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ small cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. On November 10, 2000, NESI completed the acquisition of 100% of the issued and outstanding common stock of InterLAN, a Virginia corporation. Effective February 10, 2001, Network Systems International, Inc. changed its name to OnSpan Networking, Inc. ("OnSpan") and the Company's common stock began trading under the symbol ONSP. On October 9, 2001, the Company affected a 1 for 12 reverse stock split of its issued and outstanding common stock. On April 2, 2002, the securities were de-listed from the Nasdaq SmallCap market and now trade on the Over-The-Counter Bulletin Board(R) under the symbol ONSP. August 5, 2002, the Company sold and transferred the stock of its wholly-owned subsidiary, InterLAN Communications, Inc. to G. Anthony Munno, Martin Sainsbury Carter and Brian Ianniello, who were executives and employees of InterLAN. In exchange for the assignment of InterLAN stock, Messrs. Munno, Carter and Ianniello transferred 21,168 shares of OnSpan common shares, and OnSpan was relieved of substantially all obligations and guarantees provided to third parties. OnSpan also retained the right to a certain tax refund in amount of $45,147 owing to InterLAN. These individuals also resigned in all capacities as directors, officers and/or employees of OnSpan. The assets OnSpan retained included cash of

$1,078,883, marketable securities, prepaid expenses, the entire income tax receivable, and $2,611 in property. The liabilities OnSpan retained include the dividend payable amount due to purchasers of discontinued operations, and the balance of the note payable. On April 22, 2003 the Company created a new subsidiary, Coventry 1 Inc. which is a Nevada Corporation. The Company's other subsidiary OnSpan SmartHouse, Inc., is a Florida Corporation.

PLAN OF OPERATION

Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. Following August 5, 2002, the Company, announced a change in its strategy and subsequently sold its operating division InterLAN. The Company's recently changed its business focus to residential real estate development and building construction services. In April of 2003, the Company changed its focus to investing in and revitalizing single family homes in established residential neighborhoods in suburban areas. If successful, the Company plans to continue to either buy single unit vacant properties and build single-family homes on them or buy existing homes, which it intends to renovate and sell. In April 2003, the Company entered into a contract to purchase its first property and left a deposit of $130,000. The property is expected to close by June 1, 2003. The Company has entered into a contract with Garcia Brenner & Stromberg architects to design the project. The Company intends to renovate and expand the existing single-family home on this site. This project, known as Coventry 1 Inc., is expected to enter the permitting stage immediately following closing.

REAL ESTATE DEVELOPMENT INDUSTRY

Ownership of properties in the categories of which the Company may invest is highly fragmented among individuals, partnerships, public and private corporations, and REITs. No single entity or person dominates the market for such properties. At any given time, a significant number of home properties as well as individual lots and tracts suitable for single-family homes are available for purchase in the various markets where the Company may seek additional acquisitions. Industry risks include environmental hazards; changes in general or local economic conditions; changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of nature; and other factors beyond the control of any firm involved in the real estate development industry. Further, the Company, as other companies it size, may encounter problems in obtaining contractors who, in turn, are able to obtain performance bonds for building contracts; obtaining bank financing for construction; and obtaining financing without personal guarantees of its officers and directors, all of which materially adversely affect its ability to carry on its business. The illiquidity of real estate investments generally may impair an industry participant's ability to respond promptly to changing circumstances. See "Risk Factors," below.

CERTAIN RISK FACTORS CERTAIN FACTORS ASSOCIATED WITH REAL ESTATE AND RELATED INVESTMENTS.

The Company is subject to the risks associated with ownership, operation, and financing of real estate. These risks include, but are not limited to, liability for environmental hazards; changes in general or local economic conditions; changes in interest rates and the availability of construction and permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; bonding requirements; permitting requirements, changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of nature; and other factors beyond the Company's control. The illiquidity of real estate investments generally may impair the Company's ability to respond promptly to changing circumstances. Under federal, state, and local environmental laws, ordinances, and regulations, the Company may be liable for removal or remediation costs, as well as other costs (such as fines or injuries to persons and property) where our employees may have arranged for removal, disposal, or treatment of hazardous or toxic substances. In addition, environmental laws impose liability for release of asbestos-containing materials into the air, and third parties can seek recovery from the Company for personal injury associated with those materials.

LIMITED REVENUES; LIMITED RELEVANT OPERATING HISTORY; SIGNIFICANT AND CONTINUING OPERATING LOSSES; NEGATIVE CASH FLOW; ACCUMULATED DEFICIT.

Since its change in focus the Company has not had any revenues from sales of its properties. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a relatively new business in the real estate development industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the real estate development and building construction business. The Company prior to its change has incurred operating losses and has an accumulated deficit of approximately $6,887,272. There can be no assurance that the Company will be successful in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL CAPITAL.

The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on existing capital and a credit line. Future capital needs may be satisfied by either the private placement of equity securities and/or debt financings. The Company anticipates, based on its current proposed growth plans and assumptions relating to its growth and operations, that the proceeds from the existing capital and borrowings and planned revenues will be sufficient to satisfy the Company's contemplated cash requirements for the next twelve months. In the event that the Company's plans change or its assumptions prove to be inaccurate (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding sooner than anticipated. Any such additional funding could be in the form of additional equity capital. The Company is currently, contemplating, pursuing potential funding opportunities. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its real estate development plans and may possibly cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders.

MANAGEMENT OF GROWTH AND ATTRACTION AND RETENTION OF KEY PERSONNEL.

Management of the Company's growth may place a considerable strain on the Company's management, operations and systems. The Company's ability to execute any future business strategy will depend in part upon its ability to manage the demands of a growing business. Any failure of the Company's management team to effectively manage growth could have a material adverse affect on the Company's business, financial condition or results of operations. The Company's future success depends in large part on the continued service of its key management personnel. The Company believes that its future success also depends on its ability to attract and retain skilled technical, managerial and marketing personnel. Competition for qualified personnel is intense. The Company has from time to time experienced difficulties in recruiting qualified personnel. Failure by the Company to attract and retain the personnel it requires could have a material adverse affect on the financial condition and results of operations of the Company.

VOLATILITY OF MARKET PRICE; ISSUANCE OF SUBSTANTIAL NUMBER OF SHARES; AUTHORIZED SHARES; PROXY RULES.

The Company's Common Stock is traded on the OTC Bulletin Board. The Company believes that factors such as (but not limited to) the sale of common stock, announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet expectations, general economic conditions, interest rate changes or money supply fluctuations and developments in the Company's relationships with clients and suppliers will cause the price of the Company's Common Stock to fluctuate substantially. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED STOCK.

The Commission adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of the Company's Common Stock as currently traded on the OTC Bulletin Board, the Company's stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchasers written consent to the transaction prior to sale. Consequently, the Rule may have a negative effect on the ability of shareholders to sell common shares of the Company in the secondary market.

THE COMPANY WILL NEED ADDITIONAL FUNDS.

The Company will require additional funding to further its real estate operations and business objectives. Although management believes that such funds may become available from sources including cash flow from business operations, bank loans, mortgage loans, sale of debt or stock, there is no assurance that the Company will be able to obtain such funds in the amount necessary for its existing operations or to acquire new projects, or that the terms of funding will be acceptable to the Company. If the Company's capital is insufficient to conduct its business and if the Company is unable to obtain needed financing, it will be unable to pursue its business plan.

MANAGEMENT CONTROLS THE COMPANY'S FUNDS.

Management has broad discretion over how to spend the funds held by the Company. Although management will endeavor to act in the best interests of the shareholders, there can be no assurance that the decision to utilize proceeds will prove profitable to the Company.

THE COMPANY MAY NOT BE SUCCESSFUL.

The Company plans to compete in a competitive market of real estate development and housing construction. The Company's prospects for success will depend on management's ability to successfully market its lots or houses to buyers. As a result, demand and market acceptance for our houses and projects will be subject to a high level of uncertainty. The Company currently has limited financial, personnel and other resources to undertake the extensive activities that will be necessary to acquire property and build houses and related real estate projects. If the Company is unable to expand its marketing efforts, it will not generate substantial additional revenues. Investors should be aware that if the Company is not successful in the operation of its current business, or any future acquisition endeavors, each investor's entire investment in the Common Stock of the Company could become worthless. Even if the Company is successful in our operations and potential acquisitions, it is not certain that investors will derive a profit from investment in the Company.

THE COMPANY RELIES ON ITS MANAGEMENT.

The Company is dependent upon the members of management set forth herein. If the current management is no longer able to provide services to the Company, its business will be negatively affected.

ADDITIONAL DEBT, OR EQUITY FINANCING MAY AFFECT INVESTOR'S ABILITY TO SELL COMMON STOCK.

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

DEFERRED TAX ASSET

The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made. As of March 31, 2003, a 100% valuation allowance has been established and no deferred tax asset recognized.

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At March 31, 2003, investments consisted entirely of common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading as of March 31, 2003, aggregated ($473,000).

Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes). As of March 31, 2003, the Company held no available-for-sale securities.

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

Effective August 5, 2002 the Company completed the sale of its operating line of business (InterLAN) as discussed under Discontinued Operations in Item 1, accordingly, the following discussion will deal with the Company's Plan of Operation. The operations of InterLAN, for the six month period ended March 31, 2002 have been reclassified as loss from discontinued operations.

A.       LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2003, working capital decreased $209,514 to $895,663 from $1,105,177. During this same period, stockholders' equity decreased $209,968 to $897,488 from $1,107,456. The decrease in stockholders' equity is entirely due to the net loss for the period. The Company has adequate cash resources to meet its current needs

B.       RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $138,289 during the six months ended March 31, 2003 as compared to $167,562 during the six months ended March 31, 2002. The decrease of $29,273 includes a increase of $43,000 for salaries, off set by a decreases of ($31,000) for accounting fees, (14,000) for insurance, ($7,000) in costs related to annual shareholder meeting, ($4,500) in stock transfer fees related to the reverse split, ($6,000) in legal fees due to the reverse split, and ($8,800) in filing fees due to being not listed on the Nasdaq.

INCOME TAXES - The Company recorded a 100% valuation allowance against the $78,374 deferred tax asset as of March 31, 2003. The Company recorded $(71,037) in deferred income tax benefit for the six-month period ended March 31, 2002.

MARKETABLE EQUITY SECURITIES - As of March 31, 2003, the Company held 100,000 shares of eResource Capital Group (AMEX:RCG)("eResource") with a cost basis of $504,000 ($5.04 per share). For the six months ended March 31, 2003, the Company recorded an unrealized loss from trading securities of ($49,000) on the eResources stock and had a quoted market value of $31,000 or $0.31 (thirty one cents) per share.

                           PART II - OTHER INFORMATION

ITEM 1.

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

3.       Securities Actions:

         a. Richard T. Clark and Joel C. Holt v. OnSpan Networking, Inc. and Herbert Tabin, Case No. 03-CV-298K (N.D. Okla.) (Removed from state court May 1, 2003);

         This action assets claims for violation of Oklahoma securities law, fraud, breach of contract, and breach of fiduciary duties. The action seeks damages in the amount of $300,000, the plaintiffs' attorneys fees and costs, and certain other relief.

         The case was filed in Oklahoma State court on March 28, 2003, and it was removed to federal court on May 1, 2003. The answer or other response to the action is due on June 2, 2003. No discovery has taken place.

         b. D. Mark White v OnSpan Networking, Inc. and Herbert Tabin, Case No. 352198686 03 (District Court, Tarrant County Texas) (Complaint filed May 2, 2003)

         This action assets claims for violation of Texas securities law, fraud, and breach of fiduciary duties. The action seeks unspecified damages, restitution in the amount of $300,000, punitive damages, pre-judgment interest, the plaintiffs' attorneys fees and costs, and certain other relief.

         The case was filed in Texas state court on May 2, 2002. The answer or other response is due no earlier than May 22, 2003. No discovery has taken place.

         The Company will vigorously defend both of these actions.

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

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

         a) Exhibits

         Exhibit #      Description
         ---------      -----------

            4.0         Long Term Incentive Stock Options Plan (1)

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

                                        ONSPAN NETWORKING, INC.



     Date: May 14, 2003             By: /s/ Herbert Tabin
                                        -----------------
                                        Herbert Tabin, President



     Date: May 14, 2003             By: /s/ Marissa Dermer
                                        ------------------
                                        Marissa Dermer, Chief Financial
                                        and Principal Accounting Officer

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

Date: May 14, 2003                      By: /s/ Herbert Tabin
                                            Herbert Tabin,
                                            President

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

Date: May 14, 2003                      By: /s/ Marissa Dermer
                                            Marissa Dermer,
                                            Chief Financial Officer

                                  Exhibit Index

Exhibit #         Description

  99.1 Certification of President Relating to a Periodic Report containing Financial Statements

  99.2 Certification of Chief Financial Officer Relating to a Periodic Report containing Financial Statements