Form 10QSB
period 2003-06-30
ONSPAN NETWORKING INC
filed 2003-08-27
CIK 842722

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For Quarter Ended: JUNE 30, 2003
                                           -------------

                         Commission File Number: 0-22991
                                                 -------

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

The number of shares outstanding of registrant's common stock, par value $.012 per share, as of August 14, 2003 was 968,677.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

ONSPAN NETWORKING, INC. AND SUBSIDIARY

                                    INDEX

                                                                            Page
                                                                             No.
Part I.  Unaudited Financial Information

Item 1.  Condensed Consolidated:
         Balance Sheet - June 30, 2003 ....................................    3

         Statements of Operations -
         Three and Nine Months Ended June 30, 2003 and 2002 ...............    4

         Statement of Stockholders' Equity -
         Nine Months Ended June 30, 2003 ..................................    5

         Statements of Cash Flows -
         Nine Months Ended June 30, 2003 and 2002 .........................  6-7

         Notes to Financial Statements -
         Nine Months Ended June 30, 2003 and 2002 ......................... 8-14

Item 2.  Managements Discussion and Analysis of Financial Condition
         and Results of Operations ........................................15-22



Part II.

Item 1.  Legal Proceedings ................................................   22

Item 5.  Other Information ................................................   23

Item 6.  Exhibits and Reports Form 8-K ....................................23-24

SIGNATURE .................................................................   25

EXHIBIT INDEX .............................................................   26

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2003
(UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................     $   124,932
  Marketable equity securities ................................          55,000
  Deposits ....................................................           1,004
  Inventory - Home ............................................       1,444,365
                                                                    -----------
Total current assets ..........................................       1,625,301

Property and equipment, net ...................................           1,598
                                                                    -----------
                                                                    $ 1,626,899
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ............................................     $    54,504
  Accrued dividend ............................................          30,946
  Loan Payable ................................................         675,000
  Amounts due to purchasers of discontinued operations ........          55,929
                                                                    -----------
Total current liabilities .....................................         816,379

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
    shares; issued and outstanding 968,677 shares .............          11,624
  Paid-in capital .............................................       7,873,709
  Accumulated deficit .........................................      (7,074,815)
                                                                    -----------
Total stockholders' equity ....................................         810,520
                                                                    -----------
                                                                    $ 1,626,899
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

                                          Three Months Ended           Nine Months Ended
                                               June 30,                     June 30,
                                        -----------------------     -------------------------
                                          2003          2002          2003           2002
                                        ---------     ---------     ---------     -----------
COSTS AND EXPENSES:
  Salaries and wages ...............       39,000        21,000       118,000          57,000
  Other selling, general and
    administrative expenses ........       74,184        37,445       133,473         169,007
                                        ---------     ---------     ---------     -----------
                                          113,184        58,445       251,473         226,007
                                        ---------     ---------     ---------     -----------
Loss from operations ...............     (113,184)      (58,445)     (251,473)       (226,007)

OTHER INCOME (EXPENSE):
  Interest income ..................        2,215         5,224         9,537          18,475
  Unrealized (loss) on
    marketable equity securities ...       24,000        (3,000)      (25,000)       (367,000)
  Interest expense .................     (100,575)            -      (100,575)              -
  Other expense ....................            -          (694)      (30,000)         (1,795)
                                        ---------     ---------     ---------     -----------
    Total other income (expense) ...      (74,360)        1,530      (146,038)       (350,320)
                                        ---------     ---------     ---------     -----------

Loss before income taxes and
  discontinued operations...........     (187,544)      (56,915)     (397,511)       (576,327)
Income tax (benefit) expense .......            -       157,615             -          86,477
                                        ---------     ---------     ---------     -----------
Loss from continuing operations ....     (187,544)     (214,530)     (397,511)       (662,804)
Loss from discontinued operations ..            -      (525,770)            -        (540,457)
                                        ---------     ---------     ---------     -----------
Net loss ...........................     (187,544)     (740,300)     (397,511)     (1,203,261)
Dividends on preferred shares ......            -             -             -               -
                                        ---------     ---------     ---------     -----------
Net loss applicable to
  common shares ....................    $(187,544)    $(740,300)    $(397,511)    $(1,203,261)
                                        =========     =========     =========     ===========


Basic and diluted net loss per share
  Continued operations .............    $   (0.19)    $   (0.22)    $   (0.41)    $     (0.69)
                                        =========     =========     =========     ===========
  Discontinued operations ..........    $       -     $   (0.55)    $       -     $     (0.56)
                                        =========     =========     =========     ===========
    Total ..........................    $   (0.19)    $   (0.77)    $   (0.41)    $     (1.25)
                                        =========     =========     =========     ===========

Weighted average shares outstanding
  Basic ............................      968,677       964,552       968,677         964,552
                                        =========     =========     =========     ===========
  Diluted ..........................      968,677       964,552       968,677         964,552
                                        =========     =========     =========     ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2003
(UNAUDITED)

                       Preferred Stock        Common Stock        Paid-in     Accumulated
                      Shares   Par Value   Shares   Par Value     Capital       Deficit          Total
                      ------   ---------   ------   ---------     -------       -------          -----
Balance,
 September 30, 2002    2,713      $2      968,677    $11,624    $7,773,134    $(6,677,304)    $ 1,107,456

Issuance of options
 for loan payable .        -       -            -          -    $  100,575              -         100,575

Net (loss) ........        -       -            -          -             -       (397,511)       (397,511)
                       -----      --      -------    -------    ----------    -----------     -----------
Balance,
 June 30, 2003 ....    2,713      $2      968,677    $11,624    $7,873,709    $(7,074,815)    $   810,520
                       =====      ==      =======    =======    ==========    ===========     ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

                                                               2003            2002
                                                           -----------     -----------
Cash flows from operating activities
Net loss ..............................................    $  (397,511)    $(1,203,261)
Less: Loss from discontinued operations,net ...........              -        (540,457)
                                                           -----------     -----------
Loss from continuing operations .......................    $  (397,511)    $  (662,804)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation ........................................            681             658
  Stock options granted in loan agreement .............        100,575
  Deferred income taxes ...............................              -          42,643
  Unrealized loss from marketable securities ..........         25,000         367,000
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Income tax receivable .............................         45,147         105,843
    Inventory - home ..................................     (1,445,369)              -
    Prepaid expenses ..................................         11,833         (33,639)
    Accounts payable ..................................         48,965           6,000
    Accrued expenses ..................................         30,000               -
                                                           -----------     -----------
Net cash used in operating activities .................     (1,580,679)       (174,299)
                                                           -----------     -----------

Cash flows from investing activities
  Capital expenditures ................................              -          (1,589)
                                                           -----------     -----------
Net cash used in investing activities .................              -          (1,589)
                                                           -----------     -----------

Cash flows from financing activities
  Loan from Eone ......................................        675,000               -
  Payment of notes payable ............................              -         (12,629)
  Payment to purchasers of discontinued operations ....              -         (44,531)
                                                           -----------     -----------
Net cash used in financing activities .................        675,000         (57,160)
                                                           -----------     -----------
Net decrease in cash and cash equivalents from
  continuing operations ...............................       (905,679)       (233,048)
Net cash provided by discontinued operations ..........              -          28,258
Net (decrease) in cash and cash equivalents ...........       (905,679)       (204,790)
Cash and cash equivalents, beginning of period
  from continuing operations ..........................      1,030,611       1,283,673
                                                           -----------     -----------
Cash and cash equivalents, end of period ..............    $   124,932     $ 1,078,883
                                                           ===========     ===========

                                                                             Continued

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)
(Continued)

                                                               2003            2002
                                                           -----------     -----------
Supplemental Cash Flow Information

Cash paid for interest and income taxes are as follows:
  Interest ............................................    $         -     $         -
  Income taxes ........................................    $         -     $         -


Financed insurance premiums ...........................    $         -     $    57,000


See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2003 AND 2002
(UNAUDITED)

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

B.       ACCOUNTING POLICIES

BASIS OF PREPARATION - The financial statements at June 30, 2003 and 2002, include the accounts of the Company and the discontinued operations of InterLAN Communications, Inc.

REVENUE AND COST RECOGNITION - The Company recognizes revenue from all homebuilding activities at the closing of the sale using the deposit method. During construction, all direct material and labor costs and those indirect costs related to acquisition and construction are capitalized, and all customer deposits are treated as liabilities. Capitalized costs are charged to earnings upon closing. Costs incurred in connection with completed homes and selling, general, and administrative costs are charged to expense as incurred. Provision for estimated losses on uncompleted contracts and on speculative projects is made in the period in which such losses are determined

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable, marketable equity securities, notes receivable, income taxes receivable, accounts payable, amounts due to purchasers of discontinued operations and note payable approximate fair value as of June 30, 2003, because of the short maturity of these instruments.

INVESTMENT SECURITIES - Investments are classified into three categories as follows:

      o Trading securities reported at fair value with unrealized gains and losses included in earnings;

      o Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income;

      o  Held-to-maturity securities reported at amortized cost.

PREFERRED STOCK - At June 30, 2003, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible into 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected for the payment of cash dividends on its Series A to be suspended. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at June 30, 2003.

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

C.       MARKETABLE EQUITY SECURITIES

The cost of investment securities as shown in the accompanying balance sheet and their estimated market value at June 30, 2003 is as follows:

                                                                2003
         Trading securities:
                  Cost ..............................        $ 504,000
                  Unrealized loss ...................         (449,000)
                                                             ---------
                                                             $  55,000
                                                             =========

The Company included unrealized losses in the amount of $25,000 and $367,000 in earnings for the nine months ended June 30, 2003 and 2002, respectively. Unrealized gains and losses are recognized based on changes in the fair value of the securities as quoted on national and inter-dealer stock exchanges.

D.       DISCONTINUED OPERATIONS

                                                 2003         2002

         Net Sales - Interlan ................   $  -      $2,017,712

         Loss from discontinued operations ...   $  -      $ (540,457)
                                                 ====      ==========
         Net income per common share
             Basic ...........................      -            (.56)
             Diluted .........................      -            (.56)

E.       EARNINGS PER SHARE

Basic earning (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                          2003          2002

Loss from continuing operations ....................  $  (397,511)  $  (662,804)
Loss from discontinued operations ..................            -      (504,457)
                                                      -----------   -----------

Net loss ...........................................  $  (397,511)  $(1,203,261)
                                                      ===========   ===========

Denominator for basic earnings per share -
Weighted average shares ............................      968,677       964,552
Effect of dilutive securities - stock options ......            -             -
                                                      -----------   -----------
Denominator for diluted earnings per share -
Weighted average shares
  adjusted for dilutive securities .................      968,677       964,522
                                                      ===========   ===========

Basic and diluted earnings (loss) per common share:
Loss from continuing operations ....................  $      (.41)  $      (.69)

Loss from discontinued operations ..................            -          (.56)
                                                      -----------   -----------

Net earnings (loss) ................................  $      (.41)  $     (1.25)
                                                      ===========   ===========

F.       OPTION AGREEMENT

On June 19, 2003 the Company granted 67,500 stock options to Evolve One Inc in a revolving note agreement see footnote G. The options have an exercise price of $.10 per share. The Company also granted on June 19, 2003 607,500 stock options to Evolve One Inc in the same note agreement. These options have an exercise price of $.30 per share. The Company recognized a non-cash interest expense of $100,575 during the nine month period ended June 30, 2003.

G.       REVOLVING CREDIT NOTE

The Company has a demand line of credit with a related party, totaling $1,000,000, under which the Company may borrow on an unsecured basis at 5% annually. There was $675,000 outstanding under this line of credit at June 30, 2003.

The terms of the demand line of credit state that the Company must issue options to purchase common stock equal to 10% of the dollar amount of the loan advance at an exercise price of $0.10 per share, and options to purchase common stock equal to 90% of the dollar amount of the loan advance at the ten trading day average at the time of the draw ($0.30 at June 30, 2003). Under these terms, the Company issued 675,000 stock options resulting in a charge to interest expense of $100,575.

H.       CONCENTRATIONS

         GEOGRAPHICAL

Currently, all of the Company's material revenues to be derived in 2004 are from Palm Beach County within the State of Florida. Accordingly, the Company could be adversely affected by natural disasters, such as hurricanes or other tropical storms or events, economic downturns, significant unemployment, and other economic conditions that may occur from time to time in Florida, which may not have as much impact on more geographically diversified competitors.

         FINANCIAL

The Company is currently reliant on construction/mortgage financing provided by only one lender. Any financial or legal impairment of this lender may have an impact on our current projects. An impairment of our lender may force the Company to cancel outstanding projects, may cause project delays or may ultimately force the Company to sell its projects.

I.       GOING CONCERN ISSUES - LEGAL PROCEEDINGS

The accompanying condensed financials were prepared assuming that the Company will continue as a going concern. The Company is currently a party to several legal proceedings and although the Company will vigorously defend all of these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company impairing the Company's ability to continue as a viable entity. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

J. LEGAL PROCEEDINGS

1. Network Systems International of North Carolina, Inc. v Network Systems International, Inc. and OnSpan Networking, Inc. (02-CvS-10154) (Complaint filed September 13, 2002). This action asserts a claim for beach of contract against the Company, seeking certain tax refunds obtained by the Company. The plaintiff, a former subsidiary of the Company, claims that these tax refunds belong to the plaintiff. The Company has filed an answer disputing the amounts claimed and seeking reimbursement for certain expenses incurred by the Company on behalf of the plaintiff. The parties have engaged in settlement discussions which have been unsuccessful to date.

2. Securities Actions:

a. Richard T. Clark and Joel C. Holt v. OnSpan Networking, Inc. and Herbert Tabin, Case No. 03-CV-298K (N.D. Okla.) (Removed from state court May 1, 2003); This action assets claims for violation of Oklahoma securities law, fraud, breach of contract, and breach of fiduciary duties. The action seeks damages in the amount of $300,000, for each plaintiff, the plaintiffs' attorneys fees and costs, and certain other relief. The case was filed in Oklahoma State court on March 28, 2003, and it was removed to federal court on May 1, 2003. The Company has filed a Motion to Dismiss the matter.

b. D. Mark White v OnSpan Networking, Inc. and Herbert Tabin, Case No. 352198686 03 (District Court, Tarrant County Texas) (Complaint filed May 2, 2003) This action assets claims for violation of Texas securities law, fraud, and breach of fiduciary duties. The action seeks unspecified damages, restitution in the amount of $300,000, punitive damages, pre-judgment interest, the plaintiffs' attorneys fees and costs, and certain other relief. The case was filed in Texas state court on May 2, 2002. The Company has filed a Motion to Dismiss Plaintiff's Amended Complaint.

No discovery has taken place in either of these two actions. The Company will vigorously defend both of these actions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

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

The Company's recently changed its business focus to residential real estate development and building construction services. From 1985 until 2002, the Company's business primarily concentrated on sales of computer hardware and software. In April of 2003, the Company changed its focus to investing in and revitalizing single family homes in established residential neighborhoods in suburban areas. In April 2003, the Company entered into contract to purchase its first property and left a deposit of $130,000. The Company closed on this property on June 19, 2003. The Company has entered into a contract with Garcia Brenner & Stromberg architects to design the project. The Company intends to renovate and expand the existing single-family home project on this site. This project, known as Coventry 1 Inc., has entered into the permitting stage.

REAL ESTATE DEVELOPMENT INDUSTRY

Ownership of properties in the categories of which the Company invests is highly fragmented among individuals, partnerships, public and private corporations, and REITs. No single entity or person dominates the market for such properties. At any given time, a significant number of home properties as well as individual lots and tracts suitable for single-family homes are available for purchase in the various markets where the Company may seek additional acquisitions. Industry risks include environmental hazards; changes in general or local economic conditions; changes in interest rates and the availability of permanent mortgage financing which may render the acquisition, sale, or refinancing of a property difficult or unattractive and which may make debt service burdensome; changes in real estate and zoning laws; changes in income taxes, real estate taxes, or federal or local economic or rent controls; floods, earthquakes, and other acts of nature; and other factors beyond the control of any firm involved in the real estate development industry. Further, the Company, as other companies it size, will in all probability continue to encounter problems in obtaining contractors who, in turn, are able to obtain performance bonds for building contracts; obtaining bank financing for construction; and obtaining financing without personal guarantees of its officers and directors, all of which materially adversely affect its ability to carry on its business. The illiquidity of real estate investments generally may impair an industry participant's ability to respond promptly to changing circumstances. See "Risk Factors," below.

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

LIMITED REVENUES; LIMITED RELEVANT OPERATING HISTORY; SIGNIFICANT AND CONTINUING OPERATING LOSSES; NEGATIVE CASH FLOW; ACCUMULATED DEFICIT.

Since its change in focus the Company has not had any revenues from sales of its properties. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a relatively new business in the real estate development industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the real estate development and building construction business. The Company prior to its change has incurred operating losses and has an accumulated deficit of approximately $7,074,815. There can be no assurance that the Company will be successful in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL CAPITAL.

 The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on existing capital and a credit line. Future capital needs may be satisfied by either the private placement of equity securities and/or debt financings. The Company based on its cash requirements and exposure to liability from shareholder lawsuits is unsure if existing capital will be sufficient for the next twelve months. In the event that the Company's plans (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding. Any such additional funding could be in the form of additional equity capital. The Company is currently, contemplating, pursuing potential funding opportunities. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its real estate development plans and may possibly cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders.

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

VOLATILITY OF MARKET PRICE; ISSUANCE OF SUBSTANTIAL NUMBER OF SHARES; AUTHORIZED SHARES; PROXY RULES.

The Company's Common Stock has been traded since 1994. The Company believes that factors such as (but not limited to) the sale of common stock issued on conversion of the Company's debentures, announcements of developments related to the Company's business, fluctuations in the Company's quarterly or annual operating results, failure to meet expectations, general economic conditions, interest rate changes or money supply fluctuations and developments in the Company's relationships with clients and suppliers will cause the price of the Company's Common Stock to fluctuate substantially. In recent years the stock market has experienced extreme price fluctuations, which have often been unrelated to the operating performance of affected companies. Such fluctuations could adversely affect the market price of the Company's Common Stock.

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

THE COMPANY MAY NOT BE SUCCESSFUL.

The Company is to compete in the competitive market of real estate development and housing construction. The Company's prospects for success will depend on management's ability to successfully market its lots or houses to buyers and its apartment projects to renters. As a result, demand and market acceptance for our projects is subject to a high level of uncertainty. The Company currently has limited resources to undertake the activities that will be necessary to acquire property and build real estate projects. If the Company is unable to expand its efforts, it will not generate substantial additional revenues. Investors should be aware that if the Company is not successful in the operation of its current business, or any future acquisition endeavors, each investor's entire investment in the Common Stock of the Company could become worthless. Even if the Company is successful in our operations and potential acquisitions, it is not certain that investors will derive a profit from investment in the Company.

THE COMPANY RELIES ON ITS MANAGEMENT.

The Company is dependent upon the members of management set forth herein. If the current management is no longer able to provide services to the Company, its business will be negatively affected.

ADDITIONAL DEBT, OR EQUITY FINANCING MAY AFFECT INVESTOR'S ABILITY TO SELL COMMON STOCK.

The Company's common stock currently trades on the OTC Bulletin Board under the symbol ONSP. Stocks trading on the OTC Bulletin Board generally attract a smaller number of market makers and a less active public market and may be subject to significant volatility. If the Company raises additional money from the sale of its Common Stock, the market price could drop and investor's ability to sell stock could be diminished. Further, even if the Company is able to increase its authorized shares, there can be no assurance that it will be able to obtain sufficient shareholder votes in the future for any such increase, which votes are required by Nevada law.

DEFERRED TAX ASSET

The Company records a valuation allowance to reduce the carrying value of its deferred tax assets to an amount that is more likely than not to be realized. While the Company has considered future taxable income and prudent and feasible tax planning strategies in assessing the need for the valuation allowance, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the carrying value of the deferred tax assets would be charged to income in the period in which such determination was made. As of June 30, 2003, a 100% valuation allowance has been established and no deferred tax asset recognized.

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At June 30, 2003, investments consisted entirely of common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading as of June 30, 2003, aggregated ($449,000).

Available-for-sale assets, which are also required to be reported at fair value, with unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes). As of June 30, 2003, the Company held no available-for-sale securities.

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

Effective August 5, 2002 the Company completed the sale of its operating line of business (InterLAN) as discussed under Discontinued Operations in Item 1, accordingly, the following discussion will deal with the Company's Plan of Operation. The operations of InterLAN, for the nine month period ended June 30, 2002 have been reclassified as loss from discontinued operations.

A.       LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2003, working capital decreased $296,255 to $808,922 from $1,105,177. During this same period, stockholders' equity decreased $296,936 to $810,520 from $1,107,456. The decrease in stockholders' equity consists of ($397,511) due to the net loss for the period, and $100,575 due to the issuance of the stock options to Evolve One Inc.

The accompanying condensed financials were prepared assuming that the Company will continue as a going concern. The Company is currently a party to several legal proceedings and although the Company will vigorously defend all of these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company impairing the Company's ability to continue as a viable entity. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

B.       RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $251,473 during the nine months ended June 30, 2003 as compared to $226,007 during the nine months ended June 30, 2002. The increase of $25,466 includes a increase of $61,000 for salaries, and $55,000 for legal expense due to pending lawsuits, off set by a decreases of ($33,000) for accounting fees, ($32,000) for insurance , ($7,000) in costs related to annual shareholder meeting, ($4,500) in stock transfer fees related to the reverse split, and ($13,400) in filing fees due to being not listed on the Nasdaq .

INCOME TAXES - The Company recorded $141,263 in deferred income tax expense for the nine-month period ended June 30, 2003, a 100% valuation allowance was taken against this amount as of June 30, 2003. The Company recorded $(86,477) in deferred income tax expense for the nine-month period ended June 30, 2002.

The North Carolina Department of Revenue has contacted the Company with regard to state income taxes for the tax year ended September 30, 1999. Upon investigation, the Company has determined that former management did not file a state income tax return in North Carolina for that year although a return was filed in Florida for that year. The Company is in the process of investigating the situation and of evaluating what action should be taken as a result of the inquiry by the North Carolina Department of Revenue. The Company has been unable to estimate with any reasonable certainty what liability it may have to the State of North Carolina.

MARKETABLE EQUITY SECURITIES - As of June 30, 2003, the Company held 100,000 shares of eResource Capital Group (AMEX:RCG)("eResource") with a cost basis of $504,000 ($5.04 per share). For the nine months ended June 30, 2003, the Company recorded an unrealized loss from trading securities of ($25,000) on the Company's stock and had a quoted market value of $55,000 or $0.55 (fifty five cents) per share.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. Network Systems International of North Carolina, Inc. v Network Systems International, Inc. and OnSpan Networking, Inc. (02-CvS-10154) (Complaint filed September 13, 2002). This action asserts a claim for beach of contract against the Company, seeking certain tax refunds obtained by the Company. The plaintiff, a former subsidiary of the Company, claims that these tax refunds belong to the plaintiff. The Company has filed an answer disputing the amounts claimed and seeking reimbursement for certain expenses incurred by the Company on behalf of the plaintiff. The parties have engaged in settlement discussions which have been unsuccessful to date.

2. Securities Actions:

a. Richard T. Clark and Joel C. Holt v. OnSpan Networking, Inc. and Herbert Tabin, Case No. 03-CV-298K (N.D. Okla.) (Removed from state court May 1, 2003); This action assets claims for violation of Oklahoma securities law, fraud, breach of contract, and breach of fiduciary duties. The action seeks damages in the amount of $300,000, for each plaintiff, the plaintiffs' attorneys fees and costs, and certain other relief. The case was filed in Oklahoma State court on March 28, 2003, and it was removed to federal court on May 1, 2003. The Company has filed a Motion to Dismiss the matter.

b. D. Mark White v OnSpan Networking, Inc. and Herbert Tabin, Case No. 352198686 03 (District Court, Tarrant County Texas) (Complaint filed May 2, 2003) This action assets claims for violation of Texas securities law, fraud, and breach of fiduciary duties. The action seeks unspecified damages, restitution in the amount of $300,000, punitive damages, pre-judgment interest, the plaintiffs' attorneys fees and costs, and certain other relief. The case was filed in Texas state court on May 2, 2002. The Company has filed a Motion to Dismiss Plaintiff's Amended Complaint.

No discovery has taken place in either of these two actions. The Company will vigorously defend both of these actions.

ITEM 5.  OTHER INFORMATION

There is no immediate family relationship between or among any of the Directors and Executive Officers, except Ms. Dermer who is the sister-in-law of Mr. Tabin.

Evaluation of disclosure controls and procedures

As of the end of the period, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

Changes in internal controls

There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits

         4.0      Long Term Incentive Stock Options Plan (1)

         31.1 Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of President Relating to a Periodic Report containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer Relating to a Periodic Report containing Financial Statements Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002
         _________

         (1) Incorporated by reference to the company's report on form S-8 dated July 27, 2001

b. Reports on Form 8-K

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

                                        ONSPAN NETWORKING, INC.


Date: August 26, 2003                   By: /s/ Herbert Tabin
                                            -----------------
                                            Herbert Tabin, President



Date: August 26, 2003                   By: /s/ Marissa Dermer
                                            ------------------
                                            Marissa Dermer, Chief Financial
                                            and Principal Accounting Officer

                                  EXHIBIT INDEX



 EXHIBIT #        DESCRIPTION
 ---------        -----------

   31.1 Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   32.1 Certification of President Relating to a Periodic Report containing Financial Statements Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

   32.2 Certification of Chief Financial Officer Relating to a Periodic Report containing Financial Statements Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002