Form 10KSB
period 2003-09-30
ONSPAN NETWORKING INC
filed 2004-01-14
CIK 842722

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
     (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2003
                                            ------------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _________

                        Commission file number 000-22991
                                               ---------

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

         Securities registered under Section 12(b) of the Exchange Act:

     Title of each class           Name of each exchange on which registered

            None                                Not applicable
       -------------                            --------------

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                  ------------
                             (Title of each class)

         Check whether the issuer (1) has filed all reports required to be filed By Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

State issuer's revenues for its most recent fiscal year.  None
                                                          ----

As of December 31, 2003, the registrant had outstanding 968,677 shares of its Common Stock, par value $.012 its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on December 31, 2003, was approximately $255,090 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).


                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X]

                                TABLE OF CONTENTS


INTRODUCTION

PART I

Item 1.  Business..............................................................4

Item 2.  Properties...........................................................10

Item 3.  Legal Proceedings....................................................10

Item 4.  Submission of Matters to a vote of security holders..................11


PART II

Item 1.  Market for common equity and related stockholder matters.............11

Item 2.  Management's discussion and analysis or plan or operation............13

Item 3.  Other Information....................................................16

Item 4.  Consolidated Financial Statements....................................16


PART III

Item 1.  Directors, Executive officers, Promoters and Control persons
           Compliance with Section 16(a) of the Exchange Act..................35

Item 2.  Executive Compensation...............................................36

Item 3.  Security Ownership of certain beneficial owners and
           Management.........................................................39

Item 4.  Certain relationships and related transactions.......................41

Item 5.  Exhibits and Reports on Form 8-K.....................................41

                                     PART I

ITEM 1.  HISTORY OF BUSINESS

         Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. (the "Company" or "Onspan"). On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed under Discontinued Operations below. April 22, 2003 the Company created a new subsidiary, Coventry 1 Inc. that is a Nevada Corporation. The Company's other subsidiary Onspan SmartHouse, Inc., is a Florida Corporation.

DISCONTINUED OPERATIONS

         On August 5, 2002, the Company sold and transferred the stock of its wholly-owned subsidiary, InterLAN Communications, Inc. to G. Anthony Munno, Martin Sainsbury Carter and Brian Ianniello, who were executives and employees of InterLAN. In exchange for the assignment of the InterLAN stock, Messrs. Munno, Carter and Ianniello transferred 21,168 shares of Onspan common shares, and Onspan was relieved of substantially all obligations and guarantees provided to third parties. Onspan also retained the right to a certain tax refund in amount of $45,147 owing to InterLAN. These individuals also resigned in all capacities as directors, officers and/or employees of Onspan. Onspan retained the following assets of the corporation $1,078,883 in cash, the marketable securities, the prepaid expenses, the entire income tax receivable, and $2,611 in property. The liabilities Onspan retained include a $30,946 dividend payable, $25,929 due to purchasers of discontinued operations, and $19,410 note payable.

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

RISK FACTORS

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

PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED STOCK.

         The Commission adopted regulations which generally define a "penny stock" to be any non-Nasdaq equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Based upon the price of the Company's Common Stock as currently traded on the OTC Bulletin Board, the Company's stock is subject to Rule 15g-9 under the Exchange Act which imposes additional sales practice requirements on broker-dealers which sell securities to persons other than established customers and "accredited investors." For transactions covered by this Rule, a broker-dealer must make a special suitability determination for the purchaser and have received a purchasers' written consent to the transaction prior to sale. Consequently, the Rule may have a negative effect on the ability of shareholders to sell common shares of the Company in the secondary market.

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

THE COMPANYS STRATEGY INCLUDES PURSUING STRATEGIC ACQUISITIONS THAT MAY NOT BE SUCCESSFUL

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

THE COMPANY'S STOCK PRICE WILL FLUCTUATE AND MAY FALL BELOW EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, WHICH COULD SUBJECT THE COMPANY TO LITIGATION

         The market price of the Company's common stock may fluctuate significantly in response to a number of factors, some of which are beyond its control. These factors include:

      -  quarterly variations in operating results;

      -  changes in accounting treatments or principles;

      -  existing litigation;

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

THERE IS A LIMITED PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK AND THERE ARE NO ASSURANCES OF A CONTINUED TRADING MARKET FOR THE COMPANY'S COMMON STOCK

         The Company's common stock is currently quoted on the OTC Bulletin Board (R) Market (OTCBB) under the symbol "ONSP". The Company's common stock is thinly traded. There are no assurances the Company will maintain its OTC Bulletin Board (R) listing. If the Company's common stock should be delisted from the OTC Bulletin Board(R) Market, it is likely that the stock would then be quoted on the Pink Sheets Market, which could materially and / or adversely effect any future liquidity in the Company's common stock.

INABILITY TO SECURE AN INDEPENDENT AUDIT COMMITTEE MEMBER

         Due to the potential exposure to litigation and small compensation, it may be difficult to secure and Independent Audit Committee Member. If the Company is unable to secure an Independent Audit Committee Member, it may be in violation of current audit standards and may be subject to possible de-listing of which could have a materially adverse affect on the Company's financial condition or results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's principal executive offices are located in approximately 2,108 square feet of commercial office space sub-leased from Millennium Holdings Group, Inc., under a three-year lease signed on July 1, 2003 at a rate of $34,907 per annum plus 5% per annum. The Company believes its current facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

         1. Network Systems International of North Carolina, Inc. v Network Systems International, Inc. and OnSpan Networking, Inc. (02-CvS-10154) (Complaint filed September 13, 2002). This action asserts a claim for breach of contract against the Company, seeking certain tax refunds obtained by the Company. The plaintiff, a former subsidiary of the Company, claims that these tax refunds belong to the plaintiff. The Company has filed an answer disputing the amounts claimed and seeking reimbursement for certain expenses incurred by the Company on behalf of the plaintiff. The parties have engaged in settlement discussions, which have been unsuccessful to date.

         2. Securities Actions:

                  a. Richard T. Clark and Joel C. Holt v. OnSpan Networking, Inc. and Herbert Tabin, Case No. 03-CV-298K (N.D. Okla.) (Removed from state court May 1, 2003); This action asserts claims for violation of Oklahoma securities law, fraud, breach of contract, and breach of fiduciary duties. The action seeks damages in the amount of $300,000, for each plaintiff, the plaintiffs' attorneys' fees and costs, and certain other relief. The case was filed in Oklahoma State court on March 28, 2003, and it was removed to federal court on May 1, 2003. The Company has filed a Motion to Dismiss the matter.

                  b. D. Mark White v Onspan Networking, Inc. and Herbert Tabin, Case No. 352198686 03 (District Court, Tarrant County Texas) (Complaint filed May 2, 2003) This action asserts claims for violation of Texas securities law, fraud, and breach of fiduciary duties. The action seeks unspecified damages, restitution in the amount of $300,000, punitive damages, pre-judgment interest, the plaintiffs' attorney's fees and costs, and certain other relief. The case was filed in Texas state court on May 2, 2002. The Company has filed a Motion to Dismiss Plaintiff's Amended Complaint.

No discovery has taken place in either of these two actions. The Company will vigorously defend both of these actions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 1.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         From July 1998, until February 9, 2001, the Company's common stock was traded under the symbol NESI, on the NASDAQ Small Cap market. Beginning February 10, 2001, it began trading under the symbol ONSP. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market. The Company's common stock is now traded on the Over-The-Counter Bulletin Board under the symbol ONSP. On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. The total number of authorized Shares of its common stock before the stock split was 100,000,000; the total number of authorized shared of common stock after the stock split was 8,333,333. The total number of issued and outstanding shares of its common stock on the record date were 11,574,619; giving effect to the stock split, there were 964,552 shares of common stock issued and outstanding after the split. All information contained in this annual report gives proforma effect to this stock split.

         The following table sets forth, for the periods from October 1, 2001, through September 30, 2003, the quarterly high and low closing bid sale prices for the Company's Common Stock as reported on the NASDAQ Small Cap Market until April 2, 2002, and the OTC Bulletin Board subsequently, as adjusted to reflect the stock split. The prices represent quotations by dealers without adjustment for retail mark ups, mark-downs or commissions and may not represent actual transactions.

                                      HIGH                       LOW
FISCAL YEAR 2003                      ----                       ---

First Quarter                         $ .85                     $ .10
Second Quarter                        $1.07                     $ .51
Third Quarter                         $ .55                     $ .30
Fourth Quarter                        $2.75                     $ .30


                                      HIGH                       LOW
FISCAL YEAR 2002                      ----                       ---

First Quarter                         $4.20                     $ .10
Second Quarter                        $1.90                     $ .67
Third Quarter                         $ .92                     $ .20
Fourth Quarter                        $1.01                     $ .30

         As of September 30, 2003, there were approximately 320 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

RECENT ISSUANCES OF SECURITIES

         On September 28, 2001, the Company agreed to issue 29,168 shares of its common stock, as of September 30, 2002, all of these shares have been issued, and granted a three-year option to purchase 25,000 shares of its common stock at an exercise price of $ 7.20 per share, in settlement of certain litigation. These issuances will be made in a private transaction exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of that act.

         The Company has reserved 500,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value.

         Pursuant to the Plan on September 2, 2003, the Company granted 122,000 non-qualified stock options and 366,000 incentive stock options to certain directors and employees. The stock options are immediately exercisable.

DIVIDENDS

The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING INFORMATION

         The following discussion and analysis of the Company's financial condition and results of operations should be read with the condensed consolidated financial statements and related notes contained in this annual report on Form 10-KSB ("Form 10-KSB"). All statements other than statements of historical fact included in this Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income;
2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment You should carefully review the risks described in this Form 10-KSB and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

         Effective August 5, 2002 the Company completed the sale of its operating line of business as discussed under Discontinued Operations in Item 1, accordingly, the following discussion will deal with the Company's Plan of Operation. The operations of InterLAN, for the year ended September 30, 2002 have been reclassified as loss from discontinued operations.

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

PLAN OF OPERATION

         Prior to August 5, 2002, the Company, a Nevada corporation, was a holding Company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. Following August 5, 2002, the Company, announced a change in its strategy and subsequently sold its operating division InterLAN. The Company's recently changed its business focus to residential real estate development and building construction services. From 1985 until 2002, the Company's business primarily concentrated on sales of computer hardware and software. In April of 2003, the Company changed its focus to investing in and revitalizing single family homes in established residential neighborhoods in suburban areas. The Company closed on this property on June 19, 2003. The Company has entered into a contract with Garcia Brenner & Stromberg architects to design the project. The Company intends to renovate and expand the existing single-family home project on this site. This project, known as Coventry 1 Inc., has entered the permitting stage.

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

RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

         The Company's selling, general and administrative expenses, including salaries and wages amounted to $396,305 during the twelve months ended September 30, 2003, as compared to $417,422 for the twelve months ended September 30, 2002.The majority of the decrease is a result of higher compensation costs of $88,000, increased legal fees due to lawsuits of $69,000, increased rent of $7,200 offset by a decrease of $17,000 in accounting fees, decreased filing fees of $20,000, decreased D & O Insurance due to cancellation of the policy of $49,000 and $80,000 due to bad debt expense .

LIQUIDITY AND CAPITAL RESOURCES

         During the twelve months ended September 30, 2003, working capital decreased $424,112 to $681,065 from $1,105,177. The primary reasons for the decrease is the $(80,000) decrease in market value of marketable securities due to the sale of RCG stock, a decrease of ($990,537) in cash off set by an increase in inventory - home of $1,464,344, and increase in loan payable of $675,000. During this same period, stockholders' equity decreased $425,024 to $682,432 from $1,107,456. The decrease in stockholders' equity is primarily due to the net loss for the year of ($525,599), and increases in paid in capital of $100,575 primary due to the issuance of options for the loan payable to Evolve One, Inc (EONE). The Company has budgeted significant capital expenditures for the current fiscal year to make improvements on the house. The Company is currently reliant on construction/mortgage financing provided by one lender - Evolve One Inc. As of September 30, 2003, Evolve One, Inc did not have sufficient cash reserves to fully fund the available credit under the line of credit. Any financial or legal impairment of this lender may have an impact on our current project. An impairment of our lender may force the Company to cancel outstanding project, may cause project delays or may ultimately force the Company to sell its project.

         The Company is currently a party to several legal proceedings and although the Company will vigorously defend all of these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company impairing the Company's ability to continue as a going concern. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

ITEM 3.  OTHER INFORMATION

         None.

ITEM 4.  CONSOLIDATED FINANCIAL STATEMENTS



                                      INDEX

                                                                          Page #

Independent auditors' reports.................................................17

Consolidated Balance Sheet
 - September 30, 2003.........................................................18

Consolidated Statements of Operations
 - Years Ended September 30, 2003 and 2002....................................19

Consolidated Statement of Stockholders' Equity
 - Years Ended September 30, 2003and 2002.....................................20

Consolidated Statements of Cash Flows
 - Years Ended September 30, 2003 and 2002....................................21

Notes to Consolidated Financial Statements....................................23

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
Onspan Networking, Inc. and Subsidiaries
(f/k/a Network Systems International, Inc.)

We have audited the accompanying consolidated balance sheet of Onspan Networking, Inc. and Subsidiaries as of September 30, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2003, and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onspan Networking, Inc. and Subsidiaries as of September 30, 2003, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note
14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Daszkal Bolton LLP
Boca Raton, Florida
December 2, 2003

Onspan Networking, Inc. and Subsidiary

Consolidated Balance Sheet
September 30, 2003


ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................     $    40,074
  Deposits ....................................................           3,584
  Prepaid Insurance ...........................................          10,405
  Inventory - Home ............................................       1,464,344
                                                                    -----------
Total current assets ..........................................       1,518,407
Property and equipment, net ...................................           1,367
                                                                    -----------
                                                                    $ 1,519,774
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ............................................     $    66,034
  Accrued dividend ............................................          30,946
  Accrued interest ............................................           9,433
  Loan Payable ................................................         675,000
  Amounts due to purchasers of discontinued operations ........          55,929
                                                                    -----------
Total current liabilities .....................................         837,342

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
   shares; issued and outstanding 968,677 shares ..............          11,624
  Paid-in capital .............................................       7,873,709
  Accumulated deficit .........................................      (7,202,903)
                                                                    -----------
Total stockholders' equity ....................................         682,432
                                                                    -----------
                                                                    $ 1,519,774
                                                                    ===========

See accompanying notes to consolidated financial statements.

Onspan Networking, Inc. and Subsidiary

Consolidated Statements of Operations
Years Ended September 30, 2003 and 2002
                                                          2003          2002
                                                          ----          ----
Costs and expenses:
  Other selling, general and
    administrative expenses ........................     396,305        417,422
                                                       ---------    -----------
                                                         396,305        417,422
                                                       ---------    -----------
(Loss) from operations .............................    (396,305)      (417,422)

Other income (expense):
  Interest income ..................................       9,580         23,313
  Loss on sale of marketable
    equity securities ..............................     (28,866)             -
  Unrealized gain (loss) on
    marketable equity securities ...................           -       (382,000)

  Interest expense .................................    (110,008)        (2,277)
                                                       ---------    -----------
    Total other income (expense) ...................    (129,294)      (360,964)
                                                       ---------    -----------
(Loss) before income taxes and
  discontinued operations ..........................    (525,599)      (778,386)
Income tax (expense) ...............................           -        (11,975)
                                                       ---------    -----------
(Loss) from continuing operations ..................    (525,599)      (790,361)
Loss from earnings of a discontinued division ......           -       (555,833)
Gain on disposal of division, (less applicable
  income tax expense of $3,660) ....................           -          6,075
                                                       ---------    -----------
                                                               -       (549,758)
                                                       ---------    -----------
Net (loss) .........................................   $(525,599)   $(1,340,119)
Dividends on preferred shares ......................           -              -
                                                       ---------    -----------
Net (loss) applicable to common shares .............   $(525,599)   $(1,340,119)
                                                       =========    ===========

Basic and diluted net (loss) per share
  Continuing operations ............................   $   (0.54)   $     (0.82)
                                                       =========    ===========
  Discontinued operations ..........................   $       -    $     (0.57)
                                                       =========    ===========
   Total ...........................................   $   (0.54)   $     (1.38)
                                                       =========    ===========

Weighted average shares outstanding
  Basic ............................................     968,677        967,735
                                                       =========    ===========
  Diluted ..........................................     968,677        967,735
                                                       =========    ===========

See accompanying notes to consolidated financial statements.

Onspan Networking, Inc. and Subsidiary

Consolidated Statement of Stockholders' Equity
Years  Ended September 30, 2003 and 2002

                                         Preferred Stock      Common Stock        Paid-in     Retained
                                        Shares  Par Value   Shares    Par Value   Capital     Earnings       Total
                                        ------------------------------------------------------------------------------
Balance, September 30, 2001 ..........   2,763   $      2   964,552     11,575    7,755,319   (5,337,185)    2,429,711
Conversion of preferred stock ........     (50)         -       209          2            -            -             2
Sale of  interLAN ....................       -          -   (21,168)      (254)         254            -             -
Retirement of shares .................       -          -    (4,084)       (48)          46            -            (2)
Issuance of stock for legal settlement       -          -    29,168        349       17,515            -        17,864
Net income (loss) ....................       -          -         -          -            -   (1,340,119)   (1,340,119)
                                        ------   --------  --------   --------   ----------  -----------   -----------
Balance, September 30, 2002 ..........   2,713   $      2   968,677   $ 11,624   $7,773,134  $(6,677,304)  $ 1,107,456
                                        ======   ========  ========   ========   ==========  ===========   ===========
Issuance of options for loan payable .       -          -         -          -      100,575            -       100,575
Net income (loss) ....................       -          -         -          -            -     (525,599)     (525,599)
                                        ------   --------  --------   --------   ----------  -----------   -----------

Balance, September 30, 2003 ..........   2,713   $      2   968,677   $ 11,624   $7,873,709   (7,202,903)  $   682,432
                                        ======   ========  ========   ========   ==========  ===========   ===========

See accompanying notes to consolidated financial statements.

Onspan Networking, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Years Ended September 30, 2003 and 2002
                                                          2003          2002
                                                          ----          ----
Cash flows from operating activities
Net loss .............................................$  (525,599)  $(1,340,119)
Less: (Loss) from discontinued operations,net ........$         -   $  (549,758)
                                                      -----------   -----------
(Loss) from continuing opertions .....................$  (525,599)  $  (790,361)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation .......................................        912           990
  Stock options granted in loan agreement ............    100,575             -
  Deferred income taxes ..............................          -        46,303
  Stock issued in legal settlement ...................          -       (17,865)
  Unrealized loss from marketable securities .........          -       382,000
  Gain on sale of marketable securities ..............     28,866             -
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Income tax receivable ............................     45,147        60,696
    Inventory - Home ................................. (1,464,344)            -
    Prepaid expenses .................................     (2,156)       29,980
    Accounts payable .................................     60,495        (4,121)
    Accrued interest .................................      9,433             -
    Amounts due to purchasers of discontinued
     operations ......................................     30,000             -
                                                      -----------   -----------
Net cash provided by operating activities ............ (1,716,671)     (292,378)
                                                      -----------   -----------

Cash flows from investing activities
  Proceeds from sale of marketable securities ........     51,134             -
  Capital expenditures ...............................          -        (1,589)
                                                      -----------   -----------
Net cash provided by investing activities ............     51,134        (1,589)
                                                      -----------   -----------

Cash flows from financing activities
  Loan from EONE .....................................    675,000             -
  Proceeds from notes payable ........................          -        71,000
  Payment of notes payable ...........................          -       (77,781)
  Payment to purchasers of discontinued operations ...          -       (44,531)
                                                      -----------   -----------
Net cash used in financing activities ................    675,000       (51,312)
                                                      -----------   -----------
Net (decrease) increase in cash and cash equivalents
  from continuing operations .........................   (990,537)     (345,279)
Net cash used in (provided by) discontinued operations          -        92,217
Net (decrease) increase  in cash and cash equivalents    (990,537)     (253,062)
Cash and cash equivalents, beginning of period
  from continuing operations .........................  1,030,611     1,283,673
                                                      -----------   -----------
Cash and cash equivalents, end of period .............$    40,074   $ 1,030,611
                                                      ===========   ===========
                                                                     Continued

See accompanying notes to consolidated financial statements.

Onspan Networking, Inc. and Subsidiary

Consolidated Statements of Cash Flows
Years Ended September 30, 2003 and 2002

(Continued)
                                                          2003          2002
                                                          ----          ----
Supplemental Cash Flow Information

Cash paid for interest and income taxes
 are as follows:
  Interest ...........................................$         -   $     2,377
  Income taxes .......................................$         -   $         -



Financed insurance premiums ..........................$         -   $    57,000





See accompanying notes to consolidated financial statements.

                            ONSPAN NETWORKING , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002

1. BACKGROUND INFORMATION

Onspan Networking, Inc. (the "Company" or "Onspan"), a Nevada corporation, is a holding company. The financial statements include the accounts of the Company and the discontinued operations of InterLAN Communications, Inc. ("InterLAN"). Onspan changed its name from Network Systems International, Inc. effective February 10, 2001.

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP. On November 10, 2000, Onspan completed the acquisition of 100% of the issued and outstanding common stock of InterLAN, a Virginia corporation.

On August 5, 2002, the Company sold and transferred the stock of its wholly-owned subsidiary, InterLAN Communications, Inc. to G. Anthony Munno, Martin Sainsbury Carter and Brian Ianniello, who were executives and employees of InterLAN. In exchange for the assignment of the InterLAN stock, Messrs. Munno, Carter and Ianniello transferred 21,168 shares of Onspan common shares, and Onspan was relieved of substantially all obligations and guarantees provided to third parties. Onspan also retained the right to a certain tax refund in amount of $45,147 owing to InterLAN. These individuals also resigned in all capacities as directors, officers and/or employees of Onspan. Onspan retained the following assets of the corporation $1,078,883 in cash, the marketable securities, the prepaid expenses, the entire income tax receivable, and $2,611 in property. The liabilities Onspan retained include a $30,946 dividend payable, $25,929 due to purchasers of discontinued operations, and $19,410 note payable.

On April 22, 2003 the Company created a new subsidiary, Coventry 1 Inc. which is a Nevada Corporation. The Company's other subsidiary Onspan SmartHouse, Inc., is a Florida Corporation

Prior to August 5, 2002, the Company, a Nevada corporation, was a holding Company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. Following August 5, 2002, the Company, announced a change in its strategy and subsequently sold its operating division InterLAN. The Company's recently changed its business focus to residential real estate development and building construction services. From 1985 until 2002, the Company's business primarily concentrated on sales of computer hardware and software. In April of 2003, the Company changed its focus to investing in and revitalizing single family homes in established residential neighborhoods in suburban areas. The Company closed on this property on June 19, 2003. The Company has entered into a contract with Garcia Brenner & Stromberg architects to design the project. The Company intends to renovate and expand the existing single-family home project on this site. This project, known as Coventry 1 Inc., has entered into the permitting stage.

2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements at September 30, 2003 and 2002, include the accounts of the Company and the discontinued operations of InterLAN Communications, Inc.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended September 30, 2003 include the accounts of Onspan Networking, Inc. and its subsidiary, Coventry 1, Inc. and Onspan Smarthouse Inc. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts receivable, marketable equity securities, notes receivable, income taxes receivable, accounts payable, amounts due to purchasers of discontinued operations and note payable approximate fair value as of September 30, 2003, because of the short maturity of these instruments.

REVENUE RECOGNITION

The Company recognizes revenue from all homebuilding activities at the closing of the sale using the deposit method. During construction, all direct material and labor costs and those indirect costs related to acquisition and construction are capitalized, and all customer deposits are treated as liabilities. Capitalized costs are charged to earnings upon closing. Costs incurred in connection with completed homes and selling, general, and administrative costs are charged to expense as incurred. Provision for estimated losses on uncompleted contracts and on speculative projects is made in the period in which such losses are determined.

INVESTMENT SECURITIES

Investments are classified into three categories as follows:

      1. Trading securities reported at fair value with unrealized gains and losses included in earnings;

      2. Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income; and

      3. Held-to-maturity securities reported at amortized cost.

PREFERRED STOCK

At September 30, 2003, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected for the payment of cash dividends on its Series A to be suspended. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at September 30, 2003.

INCOME TAXES

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51." FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We believe that the adoption of this standard will have no material impact on our financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting of derivative instruments and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made:

(i) as part of the Derivatives Implementation Group process that require amendment to SFAS No. 133; (ii) in connection with other FASB projects dealing with financial instruments; and (iii) in connection with the implementation issues raised related to the application of the definition of a derivative. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. The Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity and further requires that an issuer classify as a liability (or an asset in some circumstances) financial instruments that fall within its scope because that financial instrument embodies an obligation of the issuer. Many of such instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We believe that the adoption of this standard will not have a material impact on our financial position or results of operations.

3. INVENTORY HOME

Inventory - home which is reflected at cost consists of the following at September 30, 2003 :

         Home Basis ................  $1,440,865
         Improvements ..............      23,479
                                      ----------
         Total Basis ...............  $1,464,344
                                      ==========

4. PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at September 30, 2003:

         Computer equipment ...........  $ 3,689
                                         -------
         Total property and equipment .  $ 3,689
         Less: accumulated depreciation   (2,322)
                                         -------
         Property and equipment, net ..  $ 1,367
                                         =======

Depreciation expense for the year ended September 30, 2003 and 2002 is $912 and $990, respectively.

5. REVOLVING CREDIT NOTE

The Company has a demand line of credit with a related party (Evolve One Inc), totaling $1,000,000, under which the Company may borrow on an unsecured basis at 5% annually. There was $675,000 outstanding under this line of credit at September 30, 2003. Evolve One has deferred receiving the first payment of interest due under the Note at December 19, 2003. As of September 30, 2003, Evolve One, Inc did not have sufficient cash reserves to fully fund the available credit under the line of credit. The terms of the demand line of credit state that the Company must issue options to purchase common stock equal to 10% of the dollar amount of the loan advance at an exercise price of $0.10 per share, and options to purchase common stock equal to 90% of the dollar amount of the loan advance at the ten trading day average at the time of the draw ($0.30 at June 30, 2003). Under these terms, the Company issued 675,000 stock options resulting in a charge to interest expense of $110,008.

6. STOCKHOLDERS EQUITY

On June 19, 2003, the Company granted 67,500 stock options to Evolve One Inc in a revolving note agreement see footnote 5. The options have an exercise price of $.10 per share. The Company also granted on June 19, 2003, 607,500, stock options to Evolve One Inc., in the same note agreement. These options have an exercise price of $.30 per share. The Company recognized a non-cash interest expense of $100,575, during the twelve month period ended September 30, 2003.

7. EMPLOYEE INCENTIVE STOCK OPTION AGREEMENTS

During 1999, the Company adopted the Onspan Networking, Inc. f/k/a Network Systems International, Inc. "1999 Long Term Stock Incentive Plan." The maximum number of shares authorized and available under the plan was amended to be increased from 41,667 to 500,000 shares, this amendment was approved at the annual shareholder meeting held December 31, 2001, Under the terms of the plan, the options expire after 10 years, as long as the employees remain employed with the Company. The Company has reserved 500,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value.

Pursuant to the Plan on September 2, 2003, the Company granted 122,000 non-qualified stock options and 366,000 incentive stock options to certain directors and employees. The stock options are immediately exercisable. .The following is a summary of option activity for the years ended September 30, 2003 and 2002.

                                                                    OPTIONS
                                  OPTIONS                         OUTSTANDING
                                 AVAILABLE                      WEIGHTED AVERAGE
                                 FOR GRANT         OPTIONS       EXERCISE PRICE
                                 ---------         -------       --------------
Balance; September 30, 2001         8,598           14,334           $13.08
                                 --------          -------           ------
Granted ...................             -                -                -
Exercised .................             -                -                -
Cancelled .................             -                -                -
Plan amendment ............       477,068                -                -
                                 --------          -------           ------
Balance; September 30, 2002       485,666           14,334            13.08
                                 --------          -------           ------
Granted ...................      (488,000)         488,000              .30
Exercised .................             -                -                -
Cancelled .................         2,667           (2,667)               -
                                 --------          -------           ------
Balance; September 30, 2003           333          499,667              .67
                                 --------          -------           ------

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

SFAS No. 123 pro forma numbers are as follows for the years ended September 30, 2003 and 2002:

                                                       2003             2002
                                                       ----             ----

Actual net income (loss) .....................      $(525,599)      $(1,340,119)
                                                    =========       ===========
Pro forma net income (loss) ..................      $(667,119)      $(1,340,119)
                                                    =========       ===========
Pro forma basic and diluted net
  Income (loss) per share ....................      $    (.69)      $     (1.38)
                                                    =========       ===========

8. INCOME TAXES

The provision for income taxes for the years ended September 30, consists of the following components:

                                                            2003          2002
                                                            ----          ----
Continuing operations
    Federal
      Deffered .....................................        $   -        $11,975
                                                            -----        -------
                                                            $   -        $11,975
                                                            =====        =======
Discontinued Operations
    Federal
      Deffered .....................................            -          3,660
                                                            =====        =======

Total income tax expense (benefit) .................        $   -        $15,635
                                                            =====        =======

Reconciliation of the Federal Statutory Income Tax rate to the Company's effective income tax rate is as follows:
                                                           2003          2002
                                                           ----          ----

Computed at the Statuary rates(34%) ................    $(178,704)    $(455,640)
Non deductible expenses ............................          625       126,973
State income taxes net of federal tax benefit ......      (19,704)      (35,090)
Unrealized loss on marketable securities ...........      143,747             -
Discontinued operations ............................            -         3,660
                                                        ---------     ---------
Reinstatement/Change in valuation Allowance ........       54,036       375,733
                                                        ---------     ---------
Tax provision (benefit) ............................    $       -     $  15,635
                                                        =========     =========

The significant temporary differences that give rise to a deferred tax asset as of September 30, 2003 and 2002 are as follows:

                                                          2003           2002
                                                          ----           ----
Deferred tax asset:

Unrealized loss on marketable securities .........     $       -      $ 143,747
Capital loss Carryforward ........................        41,798         41,798
NOL Carryforward .................................       417,796        220,013
                                                       ---------      ---------
     Total deferred tax asset ....................       459,594        405,558
     Less valuation allowance ....................      (459,594)      (405,558)
                                                       ---------      ---------
     Net deferred tax asset ......................     $       -      $       -
                                                       =========      =========

The net change in the total valuation allowance for the year ended September 30, 2003 was an increase of$54,036.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment.

The net operating loss carry forward originated September 30, 2002; the amount is $1,110,275 and expires in 2023.

During the year ended September 30, 2003 a refund of $45,147 was received from the Internal Revenue Service for $45,147 for prior year overpaid income taxes for former subsidiary InterLAN Communications as per the sale agreement.

9. LEASE COMMITMENT

OPERATING LEASES

The Company has entered into a sub-lease agreement with Millennium Holdings Group, Inc for a three-year term commencing July 1, 2003, for office space in Boca Raton, Florida. The lease provides for base monthly rentals of $2,908 plus the Company's proportionate share of certain expenses with 5% annual increases through June 30, 2006.

Minimum future obligations over the term of the lease are as follows:

                  Year ended September 30,
                  ------------------------
                          2004                       $ 35,343
                          2005                         37,106
                          2006                         30,303
                                                     --------
                                                     $102,752
                                                     ========

Rent expense for the years ended September 30, 2003 and 2002 aggregated $13,226 and $6,000 respectively.

10. LEGAL PROCEEDINGS

         1. Network Systems International of North Carolina, Inc. v Network Systems International, Inc. and OnSpan Networking, Inc. (02-CvS-10154) (Complaint filed September 13, 2002). This action asserts a claim for breach of contract against the Company, seeking certain tax refunds obtained by the Company. The plaintiff, a former subsidiary of the Company, claims that these tax refunds belong to the plaintiff. The Company has filed an answer disputing the amounts claimed and seeking reimbursement or certain expenses incurred by the Company on behalf of the plaintiff. The parties have engaged in settlement discussions, which have been unsuccessful to date.

         2. Securities Actions:

                  a. Richard T. Clark and Joel C. Holt v. OnSpan Networking, Inc. and Herbert Tabin, Case No. 03-CV-298K (N.D. Okla.) (Removed from state court May 1, 2003); This action asserts claims for violation of Oklahoma securities law, fraud, breach of contract, and breach of fiduciary duties. The action seeks damages in the amount of $300,000, for each plaintiff, the plaintiffs' attorneys' fees and costs, and certain other relief. The case was filed in Oklahoma State court on March 28, 2003, and it was removed to federal court on May 1, 2003. The Company has filed a Motion to Dismiss the matter.

                  b. D. Mark White v OnSpan Networking, Inc. and Herbert Tabin, Case No. 352198686 03 (District Court, Tarrant County Texas) (Complaint filed May 2, 2003) This action asserts claims for violation of Texas securities law, fraud, and breach of fiduciary duties. The action seeks unspecified damages, restitution in the amount of $300,000, punitive damages, pre-judgment interest, the plaintiffs' attorneys' fees and costs, and certain other relief. The case was filed in Texas state court on May 2, 2002. The Company has filed a Motion to Dismiss Plaintiff's Amended Complaint.

No discovery has taken place in either of these two actions. The Company will vigorously defend both of these actions.

11. DISCONTINUED OPERATIONS
                                                             2003       2002
                                                             ----       ----

Net Sales - Interlan ....................................... $  -    $2,146,824

Net loss from discontinued division - Interlan ............. $  -    $ (555,833)

Gain on disposal of a division net of income taxes of $3,660 $  -    $    6,075
                                                             ----    ----------

Net (loss) from discontinued operations .................... $  -    $ (549,758)
                                                             ====    ==========
Net (loss) per common share
    Basic ..................................................               (.57)
    Diluted ................................................               (.57)

12. EARNINGS PER SHARE

Basic earning (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:
                                                         2003           2002
                                                         ----           ----

(Loss) from continuing operations ................    $(525,599)    $  (790,361)
(Loss) from discontinued operations ..............            -        (549,748)
                                                      ---------     -----------

Net (loss) .......................................    $(525,599)    $(1,340,119)
                                                      =========     ===========

Denominator for basic earnings per share -
Weighted average shares ..........................      968,677         967,735
Effect of dilutive securities - stock options ....            -               -
                                                      ---------     -----------
Denominator for diluted earnings per share -
Weighted average shares adjusted
for dilutive securities ..........................      968,677         967,735
                                                      =========     ===========

Basic and diluted (loss) per common share:
(Loss) from continuing operations ................    $    (.54)    $      (.82)

(Loss) from discontinued operations ..............            -            (.57)
                                                      ---------     -----------

Net (loss) .......................................    $    (.54)    $     (1.38)
                                                      =========     ===========

13. REVERSE SPLIT

On October 4, 2001, the Company announced a 1 for 12 reverse stock split of its common stock. The total number of authorized shares of its common stock before the stock split was 100,000,000 the par value was $.001; the total number of authorized shares of common stock after the stock split is 8,333,333 and the par value is .012. The total number of issued and outstanding shares of its common stock on the record date were 11,574,619; giving effect to the stock split, Onspan Networking now has 967,735 shares of common stock issued and outstanding. Any fractional shares, which would otherwise be issuable upon such split, were rounded up to the next whole share. Onspan Networking did not issue new stock certificates as a result of the stock split. The financial statements have been adjusted to retroactively to show the 1 for 12 reverse stock split.

14. GOING CONCERN

The accompanying condensed financials were prepared assuming that the Company will continue as a going concern. The Company is currently a party to several legal proceedings and although the Company will vigorously defend all of these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company impairing the Company's ability to continue as a going concern. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

15. CONCENTRATIONS

GEOGRAPHICAL

Currently, all of the Company's material revenues to be derived in 2004 are from one house located in Palm Beach County within the State of Florida. Accordingly, the Company could be adversely affected by natural disasters, such as hurricanes or other tropical storms or events, economic downturns, significant unemployment, and other economic conditions that may occur from time to time in Florida, which may not have as much impact on more geographically diversified competitors.

FINANCIAL

The Company is currently reliant on construction/mortgage financing provided by one lender - Evolve One Inc. Any financial or legal impairment of this lender may have an impact on our current projects. An impairment of our lender may force the Company to cancel outstanding projects, may cause project delays or may ultimately force the Company to sell its projects.

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

 Position or Office             Date              Name               Age
 ------------------             ----              ----               ---
 President/CEO/Director       Jul/2000       Herbert Tabin           36
 Treasurer/CFO/Director       Sep/2000       Marissa Dermer          35
 Director                       2001         Elizabeth Capra         41

         HERBERT TABIN is a Director of the Company and is currently the President and CEO. Mr. Tabin was the Chief Operating Officer and founder of publicly traded Evolve One, Inc., formerly International Internet, Inc., and had served as its Vice President until December 2000. Mr. Tabin has been a Director of Evolve One, Inc and serves as the Company's Director of Marketing since February 1998,. Mr. Tabin is also currently vice president of Millennium Holdings Group, Inc. a private Florida based venture capital firm. Mr. Tabin has been Vice President with Millennium Holdings since 1996. In February 1999, Mr. Tabin became President of Interactive Golf Marketing a publicly traded company that became WowStores.com. In August 1999, Mr. Tabin resigned as President of WowStores.com. Previously, Mr. Tabin was a Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group from April 1995 to December 1996. From September 1993 to March 1995 Mr. Tabin was a vice president with HBL Associates a financial relations firm in New York City. From 1989 to August 1993 Mr. Tabin was employed with the American Stock Exchange and three Long Island, NY based Stock Brokerage firms. Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York At Oneonta in 1989. In March 2000, the State University of New York At Oneonta named their campuses largest computer lab, the Tabin Computer Lab.

         MARISSA DERMER is a Director of the Company and is currently the Chief Financial Officer. Ms. Dermer is also currently controller of publicly traded Evolve One, Inc. symbol EVLO.pk. From September 1997 to April 2000, Ms. Dermer was an assistant controller with Mitchell Hutchins Asset Management, Inc., the mutual fund advisory group of Paine Webber Inc. Prior to her employment with Paine Webber, Ms. Dermer was a manager of David Berdon and Company LLP, a prominent public accounting firm headquartered in New York City from 1990 to 1997. Ms. Dermer graduated in 1990 from the State University of New York at Albany with a degree in Business/Accounting.

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

ITEM 2.  EXECUTIVE COMPENSATION

         The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended September 30, 2001, 2002 and 2003.

SUMMARY COMPENSATION TABLE - ANNUAL COMPENSATION

                                                        Other
                                                        Annual
 Name and Principal Position      Year      Salary      Bonus       Compensation
 ---------------------------      ----      ------      -----       ------------

 Herbert Tabin                    2003        N/A        N/A            N/A
 Chairman of the Board            2002        N/A        N/A            N/A
 And Chief Executive Officer      2001        N/A        N/A            N/A
 Since July 25, 2000

 Marissa Dermer                   2003        N/A        N/A            N/A
 Chief Financial Officer          2002        N/A        N/A            N/A
 Since September 2000             2001        N/A        N/A            N/A

SUMMARY COMPENSATION TABLE - LONG-TERM COMPENSATION

                                                 Securities
                                                 Underlying
                                                  Options
 Name and principal position      Year             SAR's
 ---------------------------      ----           ----------
 Herbert Tabin                    2003           122,000(2)
 Chairman of the Board            2002              N/A
 And Chief Executive Officer      2001             8,333(1)
 Since July 25, 2000

 Marissa Dermer                   2003           122,000(2)
 Chief Financial Officer          2002              N/A
 Since September 2000             2001             2,500
----------
(1) The Company issued Mr. Tabin options to purchase 8,333 shares of its common stock, exercisable at $13.56 per share, as compensation for his services to the Company in fiscal 2001 and it issued him options to purchase 14,569 shares of its common stock exercisable at $6.864 per share as compensation for his services to the Company in fiscal 2001.

(2) The Company issued Mr. Tabin, and Ms Dermer options to purchase 122,000 shares each of its common stock, exercisable at $.33 and .30 per share respectively, as compensation for his services to the Company in fiscal 2003

Long-Term Stock Incentive Plan

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

         The Stock Incentive Plan is administered by a Committee consisting of three members appointed by the Board of Directors of the Company (the "Committee"). The Committee is currently comprised of Messr. Tabin and Ms. Dermer. and Ms Capra The Committee, in its sole discretion, has the authority to: (i) designate the key associates or classes of key associates eligible to participate in the Stock Incentive Plan; (ii) to grant awards provided in the Stock Incentive Plan in the form and amount determined by the Committee; (iii) to impose such limitations, restrictions and conditions upon any such award as the Committee shall deem appropriate; and (iv) to interpret the Stock Incentive Plan.

         The maximum aggregate number of shares of common stock available for issuance under the Stock Incentive Plan is 500,000 shares. At September 30, 2003, there were options to purchase 499,667 shares of the Company's common stock outstanding under the Stock Incentive Plan. The shares of common stock available for issuance under the Stock Incentive Plan are subject to adjustment for any stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like. Shares issued may consist in whole or in part of authorized but unissued shares or treasury shares. Shares tendered by a participant as payment for shares issued upon exercise of an option shall be available for issuance under the Stock Incentive Plan.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                          Percent of total
                              Number of           options/SARs
                              Securities            grated to           Exercise or
                         Underlying Options/      employees in              Base              Expiration
 Name                      SARs granted (#)        fiscal year          Price ($/Sh)             Date
 ----                      ----------------        -----------          ------------             ----
 Herbert Tabin                 122,000                 25%                  .33                9/02/2013
 Marissa Dermer                122,000                 25%                  .30                9/02/2013
 Elizabeth Capra               122,000                 25%                  .30                9/02/2013
 Gary Schultheis               122,000                 25%                  .30                9/02/2013


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
         AND FY-END OPTION/SAR VALUES

                                                                   Number of
                                                                   securities            VALUE OF
                                                                   underlying            UNEXERCISED
                                                                   unexercised           IN-THE-MONEY
                         Shares                                    options/SARs at       OPTIONS/SARs
                         Acquired                                  FY-end (#)            At FY-end ($)
                         On                   Value                Exercisable/          Exercisable/
 Name                    Exercise (#)         Realized ($)         Unexercisable         Unexercisable
 ----                    ------------         ------------         -------------         -------------
 NONE                                                                                         $0

ITEM 3.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table indicates all persons who, as of September 30, 2003, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. The Company's common stock is the only class of its voting securities. As of September 30, 2003, there were 968,677 shares of the Company's common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and includes any securities which the person has the right to acquire within 60 days through the conversion or exercise of any security or other right. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of its common stock beneficially owned by them. The information as to the number of shares of the Company's common stock owned by each named person or group is based upon the information contained in a record list of the Company's shareholders at September 30, 2003.

 Title of                                          Amount & Nature of    % of
  Class      Name & Address of Beneficial Owner    Beneficial Owner      Class
 --------    ----------------------------------    ------------------    -----

  Common     Herbert Tabin
             6413 Congress Avenue, Suite 230
             Boca Raton, FL 33487                      369,902(1)        25.39%

  Common     Marissa Dermer
             6413 Congress Avenue, Suite 230
             Boca Raton, FL 33487                      124,500(2)          8.5%

  Common     Elizabeth Capra
             6413 Congress Avenue, Suite 230
             Boca Raton, FL 33487                      122,000(3)          8.4%

  Common     Gary Schultheis
             6413 Congress Avenue, Suite 230
             Boca Raton, FL 33487                      205,050(4)        13.96%

  Common     All directors and executive
             officers as a group (four persons)        848,452           55.94%
 ----------
(1) Includes an option granted to Mr. Tabin on October 23, 2000 for 8,333 shares with an exercise price of $13.56 per share, and an option granted on September 2, 2003 for 122,000 shares with an exercise price of $.33 per share, the closing price for the stock on that date as reported on the NASDAQ Small Cap Market. The options were granted by the Board of Directors in lieu of current compensation agreements.

(2) Includes an option granted to Ms. Dermer on October 23, 2000 for 2,500 shares with an exercise price of $13.56 per share, and an option granted on September 2, 2003 for 122,000 shares with an exercise price of $.30 per share, the closing price for the stock on that date as reported on the Nasdaq SmallCap Market. The options were granted by the Board of Directors in lieu of current compensation agreements.

(3) Includes an option granted to Ms. Capra on September 2, 2003 for 122,000 shares with an exercise price of $.30 per share, the closing price for the stock on that date as reported on the Nasdaq SmallCap Market. The options were granted by the Board of Directors in lieu of current compensation agreements.

(4) Includes an option granted to Mr. Schultheis on September 2, 2003 for 122,000 shares with an exercise price of $.30 per share, the closing price for the stock on that date as reported on the Nasdaq SmallCap Market. The options were granted by the Board of Directors in lieu of current compensation agreements. As of the date of this filing Mr. Schultheis has sold all shares owned in the company, retaining only the unexercised options granted on September 2, 2003, therefore he is no longer a 10 % beneficial owner in the company.

ITEM 4.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         "There is no immediate family relationship between or among any of the Directors and Executive Officers, except Ms. Dermer who is the sister-in-law of Mr. Tabin. Related transactions include 1) Mr. Tabin is also Vice President of Millennium Holdings Group, Inc. who Onspan sub leases its office space from.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's Chairman, President and General Counsel and Secretary. Based upon that evaluation, they concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

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


4.0      Long Term Incentive Stock Options Plan (1)
_________

(1) Incorporated by reference to the company's report on form S-8 dated July 27, 2001

                                   SIGNATURES

         In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ONSPAN NETWORKING, INC.


By: /s/ Herbert Tabin                                       January 14, 2004
    -----------------
    Herbert Tabin, Principal Executive Officer



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   SIGNATURES


By: /s/ Herbert Tabin                                       January 14, 2004
    -----------------
    Herbert Tabin, Principal Executive Officer


By: /s/ Marissa Dermer                                      January 14, 2004
    ------------------
    Marissa Dermer, Principal Accounting and Financial Officer