Form 10QSB
period 2003-12-31
ONSPAN NETWORKING INC
filed 2004-02-13
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For Quarter Ended: December 31, 2003


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

The number of shares outstanding of registrant's common stock, par value $.012 per share, as of December 31, 2003 was 968,677.

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

      Item 1. Condensed Consolidated:
              Balance Sheet - December 31, 2003 ...............................3

              Statements of Operations -
              Three Months Ended December 31, 2003 and 2002 ...................4

              Statement of Stockholders' Equity -
              Three Months Ended December 31, 2003 ............................5

              Statements of Cash Flows -
              Three Months Ended December 31, 2003 and 2002 ...................6

              Notes to Financial Statements -
              Three Months Ended December 31, 2003 and 2002 ................7-14

      Item 2. Managements Discussion and Analysis of
              Financial Condition and Results of Operations ...............14-23


Part II.

      Item 1. Legal Proceedings ..............................................23

      Item 5. Other Information ..............................................24

      Item 6. Exhibits and Reports Form 8-K ..................................25

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2003
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................     $    12,049
  Deposits ....................................................           3,705
  Prepaid Insurance ...........................................           5,367
  Inventory - Home ............................................       1,489,776
                                                                    -----------
Total current assets ..........................................       1,510,897
Property and equipment, net ...................................           1,908
                                                                    -----------
                                                                    $ 1,512,805
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ............................................     $    33,199
  Accrued dividend ............................................          30,946
  Accrued wages ...............................................          22,000
  Accrued interest ............................................          17,940
  Note Payable ................................................         100,000
  Loan Payable ................................................         675,000
  Amounts due to purchasers of discontinued operations ........          55,929
                                                                    -----------
Total current liabilities .....................................         935,014

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
   shares; issued and outstanding 968,677 shares ..............          11,624
  Paid-in capital .............................................       7,873,709
  Accumulated deficit .........................................      (7,307,544)
                                                                    -----------
Total stockholders' equity ....................................         577,791
                                                                    -----------
                                                                    $ 1,512,805
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              DECEMBER 31,
                                                           2003          2002

COSTS AND EXPENSES:
  Salaries and wages ...............................    $  22,000     $  39,000
  Other selling, general and
    administrative expenses ........................       82,641        63,665
                                                        ---------     ---------
                                                          104,641       102,665
                                                        ---------     ---------
Earnings (loss) from operations ....................     (104,641)     (102,665)

OTHER INCOME (EXPENSE):
  Interest income ..................................            -         4,113
  Unrealized (loss) on
    marketable equity securities ...................            -       (19,000)
                                                        ---------     ---------
    Total other income (expense) ...................            -       (14,887)
                                                        ---------     ---------

EARNINGS (LOSS) BEFORE INCOME TAXES ................     (104,641)     (117,552)
INCOME TAX (BEFEFIT) EXPENSE .......................            -             -
                                                        ---------     ---------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS .........     (104,641)     (117,552)
                                                        ---------     ---------
NET EARNINGS (LOSS) ................................     (104,641)     (117,552)
DIVIDENDS ON PREFERRED SHARES ......................            -             -
                                                        ---------     ---------
NET EARNINGS (LOSS) APPLICABLE TO
  COMMON SHARES ....................................    $(104,641)    $(117,552)
                                                        =========     =========


BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE
  CONTINUED OPERATIONS .............................    $   (0.11)    $   (0.12)
                                                        =========     =========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC ............................................      968,677       968,677
                                                        =========     =========
  DILUTED ..........................................      968,677       968,677
                                                        =========     =========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2003
(UNAUDITED)


                               Preferred Stock        Common Stock        Paid-in      Retained
                              Shares   Par Value   Shares    Par Value    Capital      Earnings       Total
                              ------   ---------   ------    ---------    -------      --------       -----
BALANCE, September 30, 2003    2,713   $       2   968,677   $  11,624   $7,873,709   $(7,202,903)  $ 682,432
Net (loss) ................        -           -         -           -            -      (104,641)   (104,641)
                              ------   ---------   -------   ---------   ----------   -----------   ---------
BALANCE, December 31, 2003     2,713   $       2   968,677   $  11,624   $7,873,709   $(7,307,544)  $ 577,791
                              ======   =========   =======   =========   ==========   ===========   =========


See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)

                                                          2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...........................................  $(104,641)  $  (117,552)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
  Depreciation and amortization ......................        148           230
  Deferred income taxes ..............................          -             -
  Unrealized loss from marketable securities .........          -        19,000
  Change in assets and liabilities (excluding
   effects of acquisitions):
    Accounts receivable ..............................          -             -
    Income tax receivable ............................          -        45,147
    Inventory ........................................    (25,433)            -
    Prepaid expenses .................................      4,918        11,833
    Accounts payable .................................    (32,835)         (378)
    Accrued expenses .................................     30,507        30,000
                                                        ---------   -----------
Net cash used in operating activities ................   (127,336)      (11,720)
                                                        ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ...............................       (689)            -
                                                        ---------   -----------
Net cash (used in) provided by  investing activities .       (689)            -
                                                        ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable .......................................    100,000             -
  Payment to purchasers of discontinued operations ...          -             -
                                                        ---------   -----------
Net cash used in financing activities ................    100,000             -
                                                        ---------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ............    (28,025)      (11,720)
CASH AND CASH EQUIVALENTS, beginning of period
  from continuing operations .........................     40,074     1,030,611
                                                        ---------   -----------
CASH AND CASH EQUIVALENTS, end of period .............  $  12,049   $ 1,018,891
                                                        =========   ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
(UNAUDITED)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2003, which is included in the Company's Form 10-KSB for the year ended September 30, 2003. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

B. ACCOUNTING POLICIES

BASIS OF PREPARATION - The financial statements at December 31, 2003 and 2002, include the accounts of the Company and its wholly owned subsidiaries.

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements for the period ended December 31, 2003 include the accounts of Onspan Networking, Inc. and its subsidiaries, Coventry 1, Inc. and Onspan Smarthouse Inc. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable, marketable equity securities, notes receivable, income taxes receivable, accounts payable, amounts due to purchasers of discontinued operations and note payable approximate fair value as of December 31, 2003, because of the short maturity of these instruments.

REVENUE RECOGNITION - The Company recognizes revenue from all homebuilding activities at the closing of the sale using the deposit method. During construction, all direct material and labor costs and those indirect costs related to acquisition and construction are capitalized, and all customer deposits are treated as liabilities. Capitalized costs are charged to earnings upon closing. Costs incurred in connection with completed homes and selling, general, and administrative costs are charged to expense as incurred. Provision for estimated losses on uncompleted contracts and on speculative projects is made in the period in which such losses are determined

INVESTMENT SECURITIES - Investments are classified into three categories as follows:

         1. Trading securities reported at fair value with unrealized gains and losses included in earnings;

         2. Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income; and

         3. Held-to-maturity securities reported at amortized cost.

PREFERRED STOCK - At December 31, 2003, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible into 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected for the payment of cash dividends on its Series A to be suspended. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at December 31, 2003.

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

C. INVENTORY HOME

Inventory - home which is reflected at cost consists of the following at December 31, 2003 :

         Home Basis ..............................   $1,440,865
         Improvements ............................       48,911
                                                     ----------
         Total Basis .............................   $1,489,776
                                                     ==========

D. PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at December 31, 2003:

         Computer equipment ......................      $ 4,378
                                                        -------
         Total property and equipment ............      $ 4,378
         Less: accumulated depreciation ..........       (2,470)
                                                        -------
         Property and equipment, net .............      $ 1,908
                                                        =======

         Depreciation expense for the three months ended December 31, 2003 and 2002 is $148 and $230, respectively.

E. REVOLVING CREDIT NOTE

The Company has a demand line of credit with a related party (Evolve One Inc), totaling $1,000,000, under which the Company may borrow on an unsecured basis at 5% annually. There was $675,000 outstanding under this line of credit at December 31, 2003. Evolve One has deferred receiving the first payment of interest due under the Note at December 19, 2003.As of December 31,2003 the Company has accrued $17,940 in interest on this note. As of December 31, 2003, Evolve One, Inc did not have sufficient cash reserves to fully fund the available credit under the line of credit.
The terms of the demand line of credit state that the Company must issue options to purchase common stock equal to 10% of the dollar amount of the loan advance at an exercise price of $0.10 per share, and options to purchase common stock equal to 90% of the dollar amount of the loan advance at the ten trading day average at the time of the draw ($0.30 at June 30, 2003). Under these terms, the Company issued 675,000 stock options resulting in a charge to interest expense of $110,008.
F. NOTE PAYABLE - SHAREHOLDER

On October 24, 2003 the Company entered into a Note Purchase Agreement with our President, Herbert Tabin. If the note is not repaid or converted by the due date , then the company will issue to Mr. Tabin a three year warrant to purchase shares of the Company's common stock, par value $.012 per share for the aggregate exercise price of $5,000, at a price per share equal to $0.01.
The Note Purchase agreement, is a Convertible Prommisory Note for $100,000 was issued by the Company on October 24, 2003 to Mr. Tabin. This note is due on July 31, 2004,and accrues interest at a rate of 5.25% per annum payable at maturity. If the Company defaults on this note, the aggregate principle plus accrued interest will be eligible to be converted immediately into shares of common stock . If the note is not repaid or converted by the due date, then the company will issue to Mr. Tabin a three year warrant to purchase shares of the Company's common stock, par value $.012 per share for the aggregate exercise price of $5,000, at a price per share equal to $0.01.

G. EARNINGS PER SHARE

Basic earning (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:
                                                            2003         2002

Net loss from continuing operations ....................  $(104,641)  $(117,552)

Denominator for basic earnings per share -
Weighted average shares ................................    968,677     968,677
Effect of dilutive securities - stock options ..........        -           -
                                                          ---------   ---------
Denominator for diluted earnings per share -
Weighted average shares adjusted for dilutive securities    968,677     968,677
                                                          =========   =========
Basic and diluted earnings (loss) per common share:
Net loss) ..............................................  $    (.11)  $    (.12)
                                                          =========   =========
H. LEGAL PROCEEDINGS

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

I. GOING CONCERN

The accompanying condensed financials were prepared assuming that the Company will continue as a going concern. The Company is currently a party to several legal proceedings and although the Company will vigorously defend all of these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company impairing the Company's ability to continue as a going concern. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern, in addition the Company's lender does not have sufficient cash reserves to fund the available credit line.

J. CONCENTRATIONS

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

K. SUBSEQUENT EVENTS

On January 26, 2004 , Gary Schultheis exercised 122,000 employee stock options. These options had an exercisable price of .30 a share.

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

CERTAIN RISK FACTORS ASSOCIATED WITH REAL ESTATE AND RELATED INVESTMENTS.

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

LIMITED REVENUES; LIMITED RELEVANT OPERATING HISTORY; SIGNIFICANT AND CONTINUING OPERATING LOSSES; NEGATIVE CASH FLOW; ACCUMULATED DEFICIT.

Since its change in focus the Company has not had any revenues from sales of its properties. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a relatively new business in the real estate development industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the real estate development and building construction business. The Company prior to its change has incurred operating losses and has an accumulated deficit of approximately $7,307,544. There can be no assurance that the Company will be successful in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

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

INABILITY TO SECURE AN INDEPENDENT AUDIT COMMITTEE MEMBER

Due to the potential exposure to litigation and small compensation, it may be difficult to secure an Independent Audit Committee Member. If the Company is unable to secure an Independent Audit Committee Member, it may be in violation of current audit standards and may be subject to possible de-listing of which could have a materially adverse affect on the Company's financial condition or results of operations.

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At December 31, 2002, investments consisted entirely of common stock held for resale. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. Net unrealized losses related to investments held for trading as of December 31,2003 and 2002, aggregated $0 and ($19,000), respectively.

Available-for-sale assets, which are also required to be reported at fair value, unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes). As of December 31, 2003, the Company held no available-for-sale securities.

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

During the three months ended December 31, 2003, working capital decreased $105,182 to $575,883 from $681,065. During this same period, stockholders' equity decreased $104,641 to $577,791 from $682,432. The decrease in stockholders' equity is entirely due to the net loss for the period. The Company has budgeted significant capital expenditures for the current fiscal year to make improvements on the house. The Company is currently reliant on construction/mortgage financing provided by one lender - Evolve One Inc. As of December 31, 2003, Evolve One, Inc did not have sufficient cash reserves to fully fund the available credit under the line of credit. Any financial or legal impairment of this lender may have an impact on our current project. An impairment of our lender may force the Company to cancel outstanding project, may cause project delays or may ultimately force the Company to sell its project.

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

B. RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $104,641 during the three months ended December 31, 2003 as compared to $102,665 during the three months ended December 31, 2002. The increase of $1,976 includes primarily a decrease of ($17,000) for salaries , ($30,000) legal settlement and ($11,883) for D & O insurance , off set by a increase of $46,568 for legal fees due to the three ongoing lawsuits and $7,225 in rent.

INCOME TAXES - The Company recorded $39,360 in deferred income tax expense for the three-month period ended December 31, 2003, a 100% valuation allowance was taken against this amount as of December 31, 2003. The Company recorded $43,655 in deferred income tax expense for the three-month period ended December 31, 2002, a 100% valuation allowance was taken against this amount as of December 31, 2002

MARKETABLE EQUITY SECURITIES - As of December 31, 2002, the Company held 100,000 shares of eResource Capital Group (AMEX:RCG)("eResource") with a cost basis of $504,000 ($5.04 per share). For the three months ended December 31, 2002, the Company recorded an unrealized loss from trading securities of ($19,000) on the Company's stock and had a quoted market value of $61,000 or $0.61 (sixty one cents) per share.


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

a) Exhibits

         4.0      Long Term Incentive Stock Options Plan (1)

         31.1 Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         ---------

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

                             ONSPAN NETWORKING, INC.



Date: February 13, 2004             By: /s/ Herbert Tabin
                                        -----------------
                                        Herbert Tabin, President



Date: February 13, 2004             By: /s/ Marissa Dermer
                                        ------------------
                                        Marissa Dermer, Chief Financial
                                        and Principal Accounting Officer