Form 10KSB/A
period 2003-09-30
ONSPAN NETWORKING INC
filed 2004-02-24
CIK 842722

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1
     (Mark One)

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

INCOME TAXES

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


ONSPAN NETWORKING, INC.


By: /s/ Herbert Tabin                                       February 23, 2004
    -----------------
    Herbert Tabin, Principal Executive Officer



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   SIGNATURES


By: /s/ Herbert Tabin                                       February 23, 2004
    -----------------
    Herbert Tabin, Principal Executive Officer


By: /s/ Marissa Dermer                                      February 23, 2004
    ------------------
    Marissa Dermer, Principal Accounting and Financial Officer