Form 10QSB
period 2004-03-31
ONSPAN NETWORKING INC
filed 2004-05-12
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For Quarter Ended: MARCH 31, 2004


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

The number of shares outstanding of registrant's common stock, par value $.012 per share, as of March 31, 2004 was 1,090,677.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

ONSPAN NETWORKING, INC. AND SUBSIDIARY


                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----

Part I. Unaudited Financial Information

      Item 1. Condensed Consolidated:
              Balance Sheet - March 31, 2004 ..................................3

              Statements of Operations -
              Three and Six Months Ended March 31, 2004 and 2003 ..............4

              Statement of Stockholders' Equity -
              Six Months Ended March 31, 2004 .................................5

              Statements of Cash Flows -
              Six Months Ended March 31, 2004 and 2003 ......................6-7

              Notes to Financial Statements -
              Six Months Ended March 31, 2004 and 2003 .....................8-14

      Item 2. Managements Discussion and Analysis of Financial Condition
              and Results of Operations ...................................14-24


Part II. Other Information

      Item 1. Legal Proceedings ..............................................24

      Item 2. Change in Securities ...........................................25

      Item 5. Other Information ..............................................25

      Item 6. Exhibits and Reports Form 8-K ..................................26

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2004

(UNAUDITED)

ASSETS

CURRENT ASSETS

  Cash and cash equivalents ...................................     $    12,064
  Deposits ....................................................           3,635
  Prepaid Insurance ...........................................             328
  Inventory - Home ............................................       1,503,344
                                                                    -----------
Total current assets ..........................................       1,519,371
Property and equipment, net ...................................           3,820
Website .......................................................          20,000
                                                                    -----------
                                                                    $ 1,543,191
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

  Accounts payable ............................................     $   161,518
  Accrued dividend ............................................          30,946
  Accrued wages ...............................................          50,500
  Accrued interest ............................................          28,856
  Note Payable - Related party ................................         175,000
  Loan Payable ................................................         681,000
  Amounts due to purchasers of discontinued operations ........          55,929
                                                                    -----------
Total current liabilities .....................................       1,183,749

STOCKHOLDERS' EQUITY

  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
    shares; issued and outstanding 1,090,677 shares ...........          13,088
  Paid-in capital .............................................       7,908,845
  Accumulated deficit .........................................      (7,562,493)
                                                                    -----------
Total stockholders' equity ....................................         359,442
                                                                    -----------
                                                                    $ 1,543,191
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  MARCH 31,                  MARCH 31,
                                         -------------------------   -------------------------
                                             2004          2003          2004         2003
                                         -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
  Salaries and wages ..................  $    43,500   $    40,000   $    65,500   $    79,000
  Other selling, general and
    administrative expenses ...........      208,924        25,624       291,568        59,289
                                         -----------   -----------   -----------   -----------
                                             252,424        65,624       357,068       138,289
                                         -----------   -----------   -----------   -----------
Loss from operations ..................     (252,424)      (65,624)     (357,068)     (138,289)

OTHER INCOME (EXPENSE):

  Interest income .....................            -         3,208             3         7,321
  Unrealized (loss) on
    marketable equity securities ......            -       (30,000)            -       (49,000)
  Interest expense ....................       (2,525)            -        (2,525)            -
  Other expense .......................            -             -             -       (30,000)
                                         -----------   -----------   -----------   -----------
    Total other income (expense) ......       (2,525)      (26,792)       (2,522)      (71,679)
                                         -----------   -----------   -----------   -----------

LOSS BEFORE INCOME TAXES ..............     (254,949)      (92,416)     (359,590)     (209,968)
INCOME TAX (BENEFIT) EXPENSE ..........            -             -             -             -
                                         -----------   -----------   -----------   -----------
LOSS FROM CONTINUING OPERATIONS .......     (254,949)      (92,416)     (359,590)     (209,968)
DIVIDENDS ON PREFERRED SHARES .........            -             -             -             -
                                         -----------   -----------   -----------   -----------
NET LOSS APPLICABLE TO
  COMMON SHARES .......................  $  (254,949)  $   (92,416)  $  (359,590)  $  (209,968)
                                         ===========   ===========   ===========   ===========

BASIC AND DILUTED NET LOSS PER SHARE
  CONTINUED OPERATIONS ................  $     (0.24)  $     (0.10)  $     (0.36)  $     (0.22)
                                         ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING

  BASIC ...............................    1,055,820       968,677     1,012,010       964,552
                                         ===========   ===========   ===========   ===========
  DILUTED .............................    1,058,533       968,677     1,014,723       964,552
                                         ===========   ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2004

(UNAUDITED)

                               Preferred Stock                Common Stock
                               ---------------                ------------         Paid-in    Accumulated
                             Shares   Par Value   Shares   Par Value   Capital     Deficit       Total
                             -------  ---------   ------   ---------   -------     -------    -----------
BALANCE, September 30, 2003    2,713    $    2     968,677  $11,624  $7,873,709  $(7,202,903)  $ 682,432
Exercise of Stock Options .  122,000    $1,464  $   35,136  $36,600
Net (loss) ................        -         -           -        -           -     (359,590)   (359,590)
                             -------    ------  ----------  -------  ----------  -----------   ---------
BALANCE, March 31, 2004 ...    2,713    $    2   1,090,677  $13,088  $7,908,845  $(7,562,493)  $ 359,442
                             =======    ======  ==========  =======  ==========  ===========   =========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)

                                                         2004           2003
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss .........................................   $  (359,590)   $  (209,968)

Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation ...................................           470            454
  Deferred income taxes ..........................             -              -
  Unrealized loss from marketable securities .....             -         49,000
  Change in assets and liabilities
    Income tax receivable ........................             -         45,147
    Inventory ....................................       (39,000)             -
    Deposit ......................................           (51)             -
    Prepaid expenses .............................        10,077         11,833
    Accounts payable .............................        95,483           (378)
    Accrued expenses .............................        69,923         30,000
                                                     -----------    -----------
Net cash used in operating activities ............      (222,688)       (73,912)
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

   Escrow Deposit ................................             -       (130,000)
  Capital expenditures ...........................       (22,922)             -
                                                     -----------    -----------
Net cash used in investing activities ............       (22,922)      (130,000)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Loan Payable ...................................       181,000              -
  Exercise of Stock Option .......................        36,600              -
                                                     -----------    -----------
Net cash provided by financing activities ........       217,600              -
                                                     -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS ........       (28,010)      (203,912)

CASH AND CASH EQUIVALENTS, beginning of period ...        40,074      1,030,611
                                                     -----------    -----------
CASH AND CASH EQUIVALENTS, end of period .........   $    12,064    $   826,699
                                                     ===========    ===========

                                                                     Continued

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2004 AND 2003

(UNAUDITED)
(CONTINUED)

                                                         2004           2003
                                                     -----------    -----------

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:

  Interest .......................................   $    28,856    $         -
  Income taxes ...................................   $         -    $         -


Financed insurance premiums ......................   $         -    $         -



See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

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

Prior to August 5, 2002, the Company, a Nevada corporation, was a holding Company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. Following August 5, 2002, the Company, announced a change in its strategy and subsequently sold its operating division InterLAN. In April of 2003, the Company changed its focus to investing in and revitalizing single family homes in established residential neighborhoods in suburban areas. The Company acquired its first property on June 19, 2003. The Company has entered into a contract with Garcia Brenner & Stromberg architects to design the project. The Company intends to renovate and expand the existing single-family home project on this site. This project, known as Coventry 1 Inc., has received its permits.

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

B. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The accompanying consolidated financial statements for the period ended March 31, 2004 and 2003 include the accounts of Onspan Networking, Inc. and its subsidiaries, Coventry 1, Inc. and Onspan Smarthouse Inc. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable, marketable equity securities, notes receivable, accounts payable, amounts due to purchasers of discontinued operations and note payable approximate fair value as of March 31, 2004, because of the short maturity of these instruments.

REVENUE RECOGNITION - The Company recognizes revenue from all homebuilding activities at the closing of the sale using the deposit method. During construction, all direct material and labor costs and those indirect costs related to acquisition and construction are capitalized, and all customer deposits are treated as liabilities. Capitalized costs are charged to earnings upon closing. Costs incurred in connection with completed homes and selling, general, and administrative costs are charged to expense as incurred. Provision for estimated losses on uncompleted contracts and on speculative projects is made in the period in which such losses are determined

PREFERRED STOCK - At March 31, 2004, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible into 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected that the payment of cash dividends on its Series A to be suspended. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at March 31, 2004.

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

EARNINGS PER SHARE - The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share".Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock.

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

OTHER ASSETS - Monies paid for acquisition of www.VOIS.com were $20,000, were capitalized as a component of Other Assets on the Company's balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For the quarter ended March 31, 2004, no charges to operations were made for impairments in the future benefit of this asset. The Company will amortize the asset over three years .

C. INVENTORY HOME

Inventory - home which is reflected at cost consists of the following at March 31, 2004 :

         Home Basis .................    $1,440,865
         Improvements ...............        62,479
                                         ----------
         Total Basis ................    $1,503,344
                                         ==========

D. PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at March 31, 2004:

         Computer equipment ...........    $  6,613
                                           --------
         Total property and equipment .    $  6,613
         Less: accumulated depreciation      (2,791)
                                           --------
         Property and equipment, net ..    $  3,820
                                           ========

         Depreciation expense for the six months ended March 31, 2004 and 2003 is $470 and $454, respectively.

E. REVOLVING CREDIT NOTE

The Company has a demand line of credit with a related party (Evolve One Inc), totaling $1,000,000, under which the Company may borrow on an unsecured basis at 5% annually. There was $681,000 outstanding under this line of credit at March 31, 2004 Evolve One has deferred receiving the first payment of interest due under the Note at December 19, 2003.As of March 31,2004 the Company has accrued $26,331 in interest on this note. As of March 31, 2004, Evolve One, Inc did not have sufficient cash reserves to fully fund the available credit under the line of credit.

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

F. NOTE PAYABLE - SHAREHOLDER

The Note Purchase agreement, a Convertible Promissory Note for $100,000 was issued by the Company on October 24, 2003 to Mr. Tabin. This note is due on July 31, 2004, and accrues interest at a rate of 5.25% per annum payable at maturity. As of March 31, 2004 the Company has accrued $2,281 in interest on this note. If the Company defaults on this note, the aggregate principle plus accrued interest will be eligible to be converted immediately into shares of common stock. If the note is not repaid or converted by the due date, then the company will issue to Mr. Tabin a three year warrant to purchase shares of the Company's common stock, par value $.012 per share for the aggregate exercise price of $5,000, at a price per share equal to $0.01.

On February 27, 2004 the Company entered into a Secured Promissory Note with our President, Herbert Tabin. The Note Agreement, is a Secured Promissory Note for $50,000 that was issued by the Company on February 27, 2004 to Mr. Tabin. This
note is due on August 1, 2004, and accrues interest at a rate of 5.25% per annum payable at maturity. As of March 31, 2004 the Company has accrued $244 in interest on this note. The note is secured by a security interest in property located at 3764 Coventry Lane, Boca Raton .

On March 31, 2004 the Company entered into a Secured Promissory Note with our President, Herbert Tabin. The Note Agreement, is a Secured Promissory Note for $25,000 that was issued by the Company on March 31, 2004 to Mr. Tabin. This note is due on August 1, 2004, and accrues interest at a rate of 5.25% per annum payable at maturity. As of March 31, 2004 the Company has accrued $0 in interest on this note. The note is secured by a security interest in property located at 3764 Coventry Lane, Boca Raton.

STOCKHOLDERS EQUITY

On January 26, 2004, Gary Schultheis exercised 122,000 employee stock options. These options had an exercisable price of .30 a share.

G. EARNINGS PER SHARE

Basic earning (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                             2004        2003
                                                             ----        ----

Net loss from continuing operations .................... $ (359,590)  $(209,968)

Denominator for basic earnings per share -
Weighted average shares ................................  1,012,010     964,552

Effect of dilutive securities - stock options ..........          -           -
                                                         ----------   ---------

Denominator for diluted earnings per share -
Weighted average shares adjusted for dilutive securities  1,012,010     964,552
                                                         ==========   =========
Basic and diluted earnings (loss) per common share:

Net (loss) ............................................. $     (.36)  $    (.22)
                                                         ==========   =========

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

2. Securities Actions:

a. Richard T. Clark and Joel C. Holt, individually, and derivatively, on behalf of OnSpan Networking, Inc. v. OnSpan Networking, Inc. and Herbert Tabin, Case No. 03-CV-298K (N.D. Okla.) (Removed from state court May 1, 2003); This action asserts claims for fraud, breach of contract, breach of fiduciary duties, and civil conspiracy. The action seeks damages in the amount of $300,000, for each plaintiff, the plaintiffs' attorneys' fees and costs, and certain other relief. The case was filed in Oklahoma State court on March 28, 2003, and it was removed to federal court on May 1, 2003. The Company and Herb Tabin have filed a Motion to Dismiss all claims asserted. A special committee for the Board of OnSpan retained independent counsel to conduct an independent investigation into the derivative shareholder claims and an independent report has been issued

b. D. Mark White v OnSpan Networking, Inc. and Herbert Tabin, Case No. 352198686 03 (District Court, Tarrant County Texas) (Complaint filed May 2, 2003). This action asserts claims for violation of Texas securities law, fraud, and breach of fiduciary duties. The action seeks unspecified damages, restitution in the amount of $300,000, treble damages, pre-judgment interest, the plaintiffs' attorneys' fees and costs, and certain other relief. The case was filed in Texas state court on May 2, 2003, and thereafter was removed to federal court in Ft. Worth. A mediation was conducted in February of 2004, although the case was not settled.

The company has conducted and answered extensive written discovery, though only one deposition has taken place so far (on grounds limited to jurisdiction). The company filed a motion to compel further discovery to substantiate plaintiff's contentions, which in large part was granted by the court in April of 2004. Plaintiff failed to provide the court ordered additional discovery, and thus, the company is seeking further relief pursuant to the court order. The company filed a third-party claim for breach of contract against RichMark Capital Corporation in February 2004, and will seek discovery from it in the near future.

The Company will vigorously defend all three of these actions.

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

K. SUBSEQUENT EVENT

On April 16, 2004, the Company announced it will have to sell the real estate project it acquired in June 2003 in order to service mounting legal expenses associated with litigation. The Company, which had received engineering plans for the real estate project, had intended to renovate and expand the existing single-family home on this site.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CRITICAL ACCOUNTING ESTIMATES AND POLICIES

The Company has identified the policies outlined below as critical to its business operations and an understanding of its results of operations. The listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these estimates and policies on the Company's business operations is discussed throughout Management's Discussion and Analysis or plan of operations where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting estimates or policies, see the Notes to Consolidated Financial Statements. The Company's preparation of the financial statements requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

PLAN OF OPERATION

Prior to August 5, 2002, the Company, a Nevada corporation, was a holding Company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. Following August 5, 2002, the Company, announced a change in its strategy and subsequently sold its operating division InterLAN. In April of 2003, the Company changed its focus to investing in and revitalizing single family homes in established residential neighborhoods in suburban areas. The Company acquired its first property on June 19, 2003. The Company has entered into a contract with Garcia Brenner & Stromberg architects to design the project. The Company intends to renovate and expand the existing single-family home project on this site. This project, known as Coventry 1 Inc., has received it permits.

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

LIMITED REVENUES; LIMITED RELEVANT OPERATING HISTORY; SIGNIFICANT AND CONTINUING OPERATING LOSSES; NEGATIVE CASH FLOW; ACCUMULATED DEFICIT.

Since its change in focus the Company has not had any revenues from sales of its properties. Accordingly, the Company has a limited relevant operating history upon which an evaluation of its prospects can be made. Such prospects must be considered in light of the risks, expenses and difficulties frequently encountered in the establishment of a relatively new business in the real estate development industry, which is a continually evolving industry characterized by an increasing number of market entrants and intense competition, as well as the risks, expenses and difficulties encountered in the real estate development and building construction business. The Company prior to its change has incurred operating losses and has an accumulated deficit of approximately $7,562,493. There can be no assurance that the Company will be successful in generating revenues at a sufficient quantity or margin or that the Company will ever achieve profitable operations.

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

HISTORY OF BUSINESS

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. (the "Company" or "Onspan"). On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and a changed its strategy of business. On April 22, 2003 the Company created a new subsidiary, Coventry 1 Inc. that is a Nevada Corporation. The Company's other subsidiary Onspan SmartHouse, Inc., is a Florida Corporation.

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

A. LIQUIDITY AND CAPITAL RESOURCES

The Company based on its cash requirements and exposure to liability from shareholder lawsuits is unsure if existing capital will be sufficient for the next twelve months. The Company will be required to seek additional funding during the next twelve months. The Company is currently, contemplating, pursuing potential funding opportunities which may include additional equity capital. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders.

On April 16, 2004, the Company announced it will have to sell the real estate project it acquired in June 2003 in order to service mounting legal expenses associated with litigation. The Company, which had received engineering plans for the real estate project, had intended to renovate and expand the existing single-family home on this site.

During the six months ended March 31, 2004, working capital decreased $345,443 to $335,622 from $681,065. During this same period, stockholders' equity decreased $322,990 to $359,442 from $682,432. The decrease in stockholders' equity is due mainly to the net loss for the period ($359,590) and the exercise of employee stock options $36,600. The Company has budgeted significant capital expenditures for the current fiscal year to make improvements on the house. The Company is currently reliant on construction/mortgage financing provided by one lender - Evolve One Inc. As of March 31, 2004, Evolve One, Inc did not have sufficient cash reserves to fully fund the available credit under the line of credit. Any financial or legal impairment of this lender may have an impact on our current project. An impairment of our lender may force the Company to cancel outstanding project, may cause project delays or may ultimately force the Company to sell its project.

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

B. RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $357,068 during the six months ended March 31, 2004 as compared to $138,289 during the six months ended March 31, 2003. The increase of $218,779 includes primarily a decrease of ($13,500) for salaries , and ($11,883) for D & O insurance , off set by a increase of $203,700 for legal fees due to the three ongoing lawsuits , $2,475 in stock transfer fees, $13,000 for travel for the meeting with potential investment opportunities, and $20,598 in rent and related utilities.

INCOME TAXES - The Company recorded $136,500 in deferred income tax expense for the six-month period ended March 31, 2004, a 100% valuation allowance was taken against this amount as of March 31, 2004. The Company recorded $78,374 in deferred income tax expense for the six-month period ended March 31, 2003, a 100% valuation allowance was taken against this amount as of March 31, 2003

The North Carolina Department of Revenue has contacted the Company with regard to state income taxes for the tax year ended September 30, 1999.

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

MARKETABLE EQUITY SECURITIES - As of March 31, 2003, the Company held 100,000 shares of eResource Capital Group (AMEX:RCG)("eResource") with a cost basis of $504,000 ($5.04 per share). For the six months ended March 31, 2003, the Company recorded an unrealized loss from trading securities of ($49,000) on the Company's stock and had a quoted market value of $31,000 or $0.31 (thirty one cents) per share.

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

2. Securities Actions:

a. Richard T. Clark and Joel C. Holt, individually, and derivatively, on behalf of OnSpan Networking, Inc. v. OnSpan Networking, Inc. and Herbert Tabin, Case No. 03-CV-298K (N.D. Okla.) (Removed from state court May 1, 2003); This action asserts claims for fraud, breach of contract, breach of fiduciary duties, and civil conspiracy. The action seeks damages in the amount of $300,000, for each plaintiff, the plaintiffs' attorneys' fees and costs, and certain other relief. The case was filed in Oklahoma State court on March 28, 2003, and it was removed to federal court on May 1, 2003. The Company and Herb Tabin have filed a Motion to Dismiss all claims asserted. A special committee for the Board of OnSpan retained independent counsel to conduct an independent investigation into the derivative shareholder claims and an independent report has been issued.

b. D. Mark White v OnSpan Networking, Inc. and Herbert Tabin, Case No. 352198686 03 (District Court, Tarrant County Texas) (Complaint filed May 2, 2003). This action asserts claims for violation of Texas securities law, fraud, and breach of fiduciary duties. The action seeks unspecified damages, restitution in the amount of $300,000, treble damages, pre-judgment interest, the plaintiffs' attorneys' fees and costs, and certain other relief. The case was filed in Texas state court on May 2, 2003, and thereafter was removed to federal court in Ft. Worth. A mediation was conducted in February of 2004, although the case was not settled.

The company has conducted and answered extensive written discovery, though only one deposition has taken place so far (on grounds limited to jurisdiction). The company filed a motion to compel further discovery to substantiate plaintiff's contentions, which in large part was granted by the court in April of 2004. Plaintiff failed to provide the court ordered additional discovery, and thus, the company is seeking further relief pursuant to the court order. The company filed a third-party claim for breach of contract against RichMark Capital Corporation in February 2004, and will seek discovery from it in the near future.

ITEM 2.

CHANGE IN SECURITIES

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

         4.0      Long Term Incentive Stock Options Plan (1)

         31.1 Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         _________

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

                                        ONSPAN NETWORKING, INC.


         Date: May 12, 2004             By: /s/ Herbert Tabin
                                            -----------------
                                            Herbert Tabin, President


         Date: May 12, 2004             By: /s/ Marissa Dermer
                                            ------------------
                                            Marissa Dermer, Chief Financial
                                            and Principal Accounting Officer