Form 10QSB
period 2004-06-30
ONSPAN NETWORKING INC
filed 2004-08-16
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For Quarter Ended: JUNE 30, 2004


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

The number of shares outstanding of registrant's common stock, par value $.012 per share, as of June 30, 2004 was 1,090,677.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

ONSPAN NETWORKING, INC. AND SUBSIDIARY


                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----

Part I. Unaudited Financial Information

      Item 1. Condensed Consolidated:
              Balance Sheet - June 30, 2004 ...................................3

              Statements of Operations -
              Three and Nine Months Ended June 30, 2004 and 2003 ..............4

              Statement of Stockholders' Equity -
              Nine Months Ended June 30, 2004 .................................5

              Statements of Cash Flows -
              Nine Months Ended June 30, 2004 and 2003 ......................6-7

              Notes to Financial Statements -
              Nine Months Ended June 30, 2004 and 2003 .....................8-13

      Item 2. Managements Discussion and Analysis of Financial Condition
              and Results of Operations ...................................14-20


Part II. Other Information

      Item 1. Legal Proceedings ..............................................20

      Item 2. Change in Securities ...........................................20

      Item 5. Other Information ..............................................21

      Item 6. Exhibits and Reports Form 8-K ...............................21-22

Signature ....................................................................23

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2004
(UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................     $   432,246

Property and equipment, net ...................................           3,491
Website .......................................................          20,000
                                                                    -----------
                                                                         23,491
                                                                    -----------
                                                                    $   455,737
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ............................................     $    70,702
  Accrued dividend ............................................          30,946
  Accrued wages ...............................................          54,000
  Amounts due to purchasers of discontinued operations ........          55,929
                                                                    -----------
Total current liabilities .....................................         211,577

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
   shares; issued and outstanding 1,090,677 shares ............          13,088
  Paid-in capital .............................................       7,908,845
  Accumulated deficit .........................................      (7,677,775)
                                                                    -----------
Total stockholders' equity ....................................         244,160
                                                                    -----------
                                                                    $   455,737
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

                                                      THREE MONTHS ENDED            NINE MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                  -------------------------     -------------------------
                                                      2004           2003           2004           2003
                                                  -----------     ---------     -----------     ---------
COSTS AND EXPENSES:
  Salaries and wages .........................    $    21,000     $  39,000     $    86,500     $ 118,000
  Other selling, general and
    administrative expenses ..................        100,803        73,809         386,883       133,098
                                                  -----------     ---------     -----------     ---------
                                                      121,803       112,809         473,383       251,098
                                                  -----------     ---------     -----------     ---------
Loss from operations .........................       (121,803)     (112,809)       (473,383)     (251,098)

OTHER INCOME (EXPENSE):
  Interest income ............................              -         2,215               4         9,537
  Unrealized gain  (loss) on
    marketable equity securities .............              -        24,000               -       (25,000)
  Interest expense ...........................         (2,107)     (100,575)         (4,632)     (100,575)
  Other expense ..............................              -             -               -       (30,000)
                                                  -----------     ---------     -----------     ---------
    Total other income (expense) .............         (2,107)      (74,360)         (4,628)     (146,038)
                                                  -----------     ---------     -----------     ---------

LOSS BEFORE INCOME TAXES .....................       (123,910)     (187,169)       (478,011)     (397,136)
INCOME TAX (BENEFIT) EXPENSE .................              -             -               -             -
                                                  -----------     ---------     -----------     ---------
LOSS FROM CONTINUING OPERATIONS ..............       (123,910)     (187,169)       (478,011)     (397,136)
LOSS FROM EARNINGS OF A DISCONTINUED DIVISION               -          (375)              -          (375)
                                                  -----------     ---------     -----------     ---------
NET LOSS APPLICABLE TO
  COMMON SHARES ..............................    $  (123,910)    $(187,544)    $  (478,011)    $(397,511)
                                                  ===========     =========     ===========     =========


BASIC AND DILUTED NET LOSS PER SHARE
  CONTINUED OPERATIONS .......................    $     (0.11)    $   (0.19)    $     (0.46)    $   (0.41)
                                                  ===========     =========     ===========     =========
  DISCONTINUED OPERATIONS ....................    $         -     $   (0.00)    $         -     $   (0.00)
                                                  ===========     =========     ===========     =========
    TOTAL ....................................    $     (0.11)    $   (0.19)    $     (0.46)    $   (0.41)
                                                  ===========     =========     ===========     =========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ..........................      1,090,677       968,677       1,038,137       968,677
                                                  ===========     =========     ===========     =========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
NINE MONTHS ENDED JUNE 30, 2004
(UNAUDITED)

                              Preferred Stock       Common Stock        Paid-in   Accumulated
                             Shares  Par Value    Shares   Par Value    Capital     Deficit       Total
                             ------  ---------  ---------  ---------  ----------  -----------   ---------
BALANCE, September 30, 2003. $2,713    $    2     968,677   $11,624   $7,873,709  $(7,202,903)  $ 682,432

Exercise of Stock Options ..      -         -     122,000     1,464       35,136            -      36,600

Sale of Coventry 1 .........      -         -           -         -            -        3,139       3,139

Net (loss) .................      -         -           -         -            -     (478,011)   (478,011)
                             ------    ------   ---------   -------   ----------  -----------   ---------

BALANCE, June 30, 2004 ..... $2,713    $    2   1,090,677   $13,088   $7,908,845  $(7,677,775)  $ 244,160
                             ======    ======   =========   =======   ==========  ===========   =========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

                                                                                    2004          2003
                                                                                -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .....................................................................  $  (478,011)  $  (397,511)
Less: (Loss) from discontinued operations,net ................................  $         -   $      (375)
                                                                                -----------   -----------
(Loss) from continuing opertions .............................................  $  (478,011)  $  (397,136)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation ...............................................................          799           681
  Stock options granted in loan agreement ....................................            -       100,575
  Unrealized loss from marketable securities .................................            -        25,000
  Change in assets and liabilities
    Income tax receivable ....................................................            -        45,147
    Inventory ................................................................    1,509,972             -
    Prepaid expenses .........................................................            -        11,833
    Accounts payable .........................................................      (13,566)       48,498
    Accrued expenses .........................................................      (44,567)       30,000
                                                                                -----------   -----------
Net cash used in operating activities ........................................      974,627      (135,402)
                                                                                -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures .......................................................      (22,922)            -
                                                                                -----------   -----------
Net cash used in investing activities ........................................      (22,922)            -
                                                                                -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from EONE .............................................................     (675,000)            -
  Loan Payable, Related Party ................................................      250,000             -
  Proceeds from payments on loan payable - related party .....................     (250,000)            -
  Exercise of Stock Option ...................................................       36,600             -
                                                                                -----------   -----------
Net cash provided by financing activities ....................................     (638,400)            -
                                                                                -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS .........      313,305      (135,402)
NET CASH USED IN (PROVIDED BY) DISCONTINUED OPERATIONS .......................      114,792      (833,500)
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS ........................      428,097      (968,902)
CASH AND CASH EQUIVALENTS, beginning of period  from continuing operations ...        4,149     1,030,611
                                                                                -----------   -----------
CASH AND CASH EQUIVALENTS, end of period .....................................  $   432,246   $    61,709
                                                                                ===========   ===========

                                                                                               Continued

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)
(CONTINUED)

                                                                                    2004          2003
                                                                                -----------   -----------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest ...................................................................  $    28,856   $         -
  Income taxes ...............................................................  $         -   $         -


Financed insurance premiums ..................................................  $         -   $         -


See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2004 AND 2003
(UNAUDITED)

A. ORGANIZATION

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

DISCONTINUED DIVISION

 On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer, and Gary Schultheis, an employee of the Company, pursuant to which the Company sold its wholly-owned subsidiary, Coventry One, Inc., to Messrs. Tabin and Schultheis. The sole asset of the subsidiary was a single family home and lot located in Woodfield Country Club, Boca Raton, Florida and related country club golf membership. The purchase price for the shares of the subsidiary was $1,509,972, The purchase price for the subsidiary was based on a comprehensive certified appraisal as defined by the Uniform Standards of Professional Appraisal Practice (USPAP), and the report conforms to applicable FIRREA guidelines and or requirements. Messrs Tabin and Schultheis bore the cost of the appraisal. The purchase includes the country club golf membership, and the purchaser is responsible for all costs and fees associated with the membership. In addition, the Purchaser shall be responsible for all expenses associated with the property comprising the Subsidiary whether accrued or outstanding or subsequently to be outstanding, including outstanding tax balance of $21,188, due to Palm Beach County, Florida for the year 2003, outstanding fees including electric, security etc. totaling $12,768, as well as an outstanding insurance payable of $17,043. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001 The Company, which had received engineering plans, had intended to renovate and expand the existing home on the property. The Company sold the real estate project in order to service mounting legal expenses associated with litigation. The Company used the proceeds from the sale of this division to pay off its debt, which included a note payable to Evolve One , Inc and notes to related parties.

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

B. ACCOUNTING POLICIES

BASIS OF PRESENTATION -

The financial statements at June 30, 2004 and 2003, include the accounts of the Company and the discontinued division of Coventry 1, Inc.

PRINCIPLES OF CONSOLIDATION The accompanying consolidated financial statements for the period ended June 30, 2004 and 2003 include the accounts of Onspan Networking, Inc. and its subsidiary Onspan Smarthouse Inc. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable, marketable equity securities, notes receivable, accounts payable, amounts due to purchasers of discontinued operations and note payable approximate fair value as of June 30, 2004, because of the short maturity of these instruments.

REVENUE RECOGNITION The Company recognizes revenue from all homebuilding activities at the closing of the sale using the deposit method. During construction, all direct material and labor costs and those indirect costs related to acquisition and construction are capitalized, and all customer deposits are treated as liabilities. Capitalized costs are charged to earnings upon closing. Costs incurred in connection with completed homes and selling, general, and administrative costs are charged to expense as incurred. Provision for estimated losses on uncompleted contracts and on speculative projects is made in the period in which such losses are determined

PREFERRED STOCK - At June 30, 2004, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). This issue has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible into 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected that the payment of cash dividends on its Series A to be suspended. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at June 30, 2004.

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

OTHER ASSETS - Monies paid for acquisition of www.VOIS.com were $20,000, were capitalized as a component of Other Assets on the Company's balance sheet. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For the quarter ended June 30, 2004, no charges to operations were made for impairments in the future benefit of this asset. The Company will amortize the asset over three years when operations using the domain site commense.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with current year presentation.

C. PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at June 30, 2004:

         Computer equipment ...........  $ 6,613
                                         -------
         Total property and equipment .  $ 6,613
         Less: accumulated depreciation   (3,122)
                                         -------
         Property and equipment, net ..  $ 3,491
                                         =======

         Depreciation expense for the nine months ended June 30, 2004 and 2003 is $799 and $681, respectively.

D. DISCONTINUED OPERATIONS
                                                              2004     2003
                                                              ----     ----

         Net loss from discontinued division - Coventry 1    $   -    $(375)

         Net (loss) from discontinued operations ........    $   -    $(375)
                                                             =====    =====

         Net (loss) per common share
             Basic ......................................     (.00)    (.00)
             Diluted ....................................     (.00)    (.00)

E. REVOLVING CREDIT NOTE

The Company had a demand line of credit with a related party (Evolve One Inc), totaling $1,000,000, under which the Company could borrow on an unsecured basis at 5% annually. On April 1, 2004 The Company repaid to Evolve One, Inc $22,000 in accrued interest. On May 27, 2004 the Company repaid the remaining outstanding balance of $684,602 including accrued interest.

The terms of the demand line of credit stated that the Company must issue options to purchase common stock equal to 10% of the dollar amount of the loan advance at an exercise price of $0.10 per share, and options to purchase common stock equal to 90% of the dollar amount of the loan advance at the ten trading day average at the time of the draw ($0.30 at June 30, 2003). Under these terms, the Company issued 675,000 stock options resulting in a charge to interest expense of $110,008.

F. NOTE PAYABLE - SHAREHOLDER

The Note Purchase agreement, a Convertible Promissory Note for $100,000 was issued by the Company on October 24, 2003 to Mr. Tabin. This note is due on July 31, 2004, and accrues interest at a rate of 5.25% per annum payable at maturity. As of May 31, 2004 the Company has accrued $3,158 in interest on this note.

On February 27, 2004 the Company entered into a Secured Promissory Note with our President, Herbert Tabin. The Note Agreement, is a Secured Promissory Note for $50,000 that was issued by the Company on February 27, 2004 to Mr. Tabin. This
note is due on August 1, 2004, and accrues interest at a rate of 5.25% per annum payable at maturity. As of May 31, 2004 the Company has accrued $683 in interest on this note. The note is secured by a security interest in property located at 3764 Coventry Lane, Boca Raton.

On March 31, 2004 the Company entered into a Secured Promissory Note with our President, Herbert Tabin. The Note Agreement, is a Secured Promissory Note for $25,000 that was issued by the Company on March 31, 2004 to Mr. Tabin. This note is due on August 1, 2004, and accrues interest at a rate of 5.25% per annum payable at maturity. As of May 31, 2004 the Company has accrued $219 in interest on this note. The note is secured by a security interest in property located at 3764 Coventry Lane, Boca Raton.

On May 31, 2004 the Company repaid our President, Herbert Tabin $179,060. In satisfaction of repayment on the three outstanding Promissory Notes including accrued interest.

On April 8, 2004 the Company entered into a Secured Promissory Note with an employee, Gary Schultheis. The Note Agreement, is a Secured Promissory Note for $75,000 that was issued by the Company on April 8, 2004 to Mr. Schultheis this note accrues interest at a rate of 5.25% per annum payable at maturity. As of May 31, 2004 the Company has accrued $572 in interest on this note. On May 31, 2004 the Company repaid Gary Schultheis $75,572. In satisfaction of repayment on the outstanding Promissory Note including accrued interest.

STOCKHOLDERS EQUITY

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

G. EARNINGS PER SHARE

Basic earning (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                             2004        2003
                                                             ----        ----

Net loss from continuing operations .................... $ (478,011)  $(397,136)

Loss from discontinued operations ......................          -        (375)
                                                         ----------   ---------
Net loss ............................................... $ (478,011)  $(397,511)

Denominator for basic earnings per share -
Weighted average shares ................................  1,038,137     968,677
Effect of dilutive securities - stock options ..........          -           -
                                                         ----------   ---------
Denominator for diluted earnings per share -
Weighted average shares adjusted for dilutive securities  1,038,137     968,677
                                                         ==========   =========

Basic and diluted earnings (loss) per common share:
Loss from continuing operations ........................ $     (.46)  $    (.41)
Loss from discontinued operations ......................          -           -
                                                         ----------   ---------
Net earnings (loss) .................................... $     (.46)  $    (.41)
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

Effective May 27, 2004 the Company completed the sale of its operating line of business as discussed under Discontinued Division in Item 1, accordingly, the following discussion will deal with the Company's Plan of Operation. The operations of Coventry1, for the nine months June 30, 2004 have been reclassified as loss from discontinued division.

PLAN OF OPERATION

Prior to August 5, 2002, the Company, a Nevada corporation, was a holding Company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. Following August 5, 2002, the Company, announced a change in its strategy and subsequently sold its operating division InterLAN. In April of 2003, the Company changed its focus to investing in and revitalizing single family homes in established residential neighborhoods in suburban areas. The Company had acquired its first property on June 19, 2003. On April 16, 2004 the Company announced it will have to sell the real estate project it acquired in June 2003 in order to service mounting legal expenses associated with litigation. The Company, which had received engineering plans for the real estate project, had intended to renovate and expand the existing single-family home on this site.On May 27, 2004 the Company completed the sale of Coventry 1, Inc. The Company is currently a party to several legal proceedings and although the Company will vigorously defend all of these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company impairing the Company's ability to continue as a going concern.

RISK FACTORS

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

On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer, and Gary Schultheis, an employee of the Company, pursuant to which the Company sold its wholly-owned subsidiary, Coventry One, Inc., to Messrs. Tabin and Schultheis. The sole asset of the subsidiary was a single family home and lot located in Woodfield Country Club, Boca Raton, Florida and related country club golf membership. The purchase price for the shares of the subsidiary was $1,509,972, The purchase price for the subsidiary was based on a comprehensive certified appraisal as defined by the Uniform Standards of Professional Appraisal Practice (USPAP), and the report conforms to applicable FIRREA guidelines and or requirements. Messrs Tabin and Schultheis bore the cost of the appraisal. The purchase includes the country club golf membership, and the purchaser is responsible for all costs and fees associated with the membership. In addition, the Purchaser shall be responsible for all expenses associated with the property comprising the Subsidiary whether accrued or outstanding or subsequently to be outstanding, including outstanding tax balance of $21,188, due to Palm Beach County, Florida for the year 2003, outstanding fees including electric, security etc. totaling $12,768, as well as an outstanding insurance payable of $17,043. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001 The Company, which had received engineering plans, had intended to renovate and expand the existing home on the property. The Company sold the real estate project in order to service mounting legal expenses associated with litigation. The Company used the proceeds from the sale of this division to pay off its debt, which included a note payable to Evolve One , Inc and notes to related parties.

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

During the nine months ended June 30, 2004, working capital decreased $460,396 to $220,669 from $681,065. During this same period, stockholders' equity decreased $438,272 to $244,160 from $682,432. The decrease in stockholders' equity is due mainly to the net loss for the period ($478,011) and the exercise of employee stock options $36,600

The Company is currently a party to several legal proceedings and although the Company will vigorously defend all of these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company impairing the Company's ability to continue as a going concern. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

B. RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $473,383 during the nine months ended June 30, 2004 as compared to $251,098 during the nine months ended June 30, 2003. The increase of $222,285 ncludes primarily a decrease of ($31,500) for salaries , and ($11,883) for D & O insurance , off set by a increase of $219,346 for legal fees due to the three ongoing lawsuits , $2,800 in stock transfer fees, $14,340 for travel for the meeting with potential investment opportunities, and $25,532 in rent and related utilities.

INCOME TAXES - The Company recorded $181,453 in deferred income tax expense for the nine-month period ended June 30, 2004, a 100% valuation allowance was taken against this amount as of June 30, 2004. The Company recorded $141,263 in deferred income tax expense for the nine-month period ended June 30, 2003, a 100% valuation allowance was taken against this amount as of June 30, 2003

The North Carolina Department of Revenue has contacted the Company with regard to state income taxes for the tax year ended September 30, 1999. Upon investigation, the Company has determined that former management did not file a state income tax return in North Carolina for that year although a return was filed in Florida for that year. The Company is in the process of investigating the situation and of evaluating what action should be taken as a result of the inquiry by the North Carolina Department of Revenue. The Company has been unable to estimate with any reasonable certainty what liability it may have to the State of North Carolina.

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

      3. Form 8-K filed with the Securities and Exchange Commission June 7,2002 announcing on May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer, and Gary Schultheis, an employee of the Company, pursuant to which the Company sold its wholly-owned subsidiary, Coventry One, Inc., to Messrs. Tabin and Schultheis. The sole asset of the subsidiary was a single family home and lot located in Woodfield Country Club, Boca Raton, Florida and related country club golf membership. The purchase price for the shares of the subsidiary was $1,509,972, and Messrs. Tabin and Schultheis also assumed responsibility for all expenses associated with the property comprising the subsidiary, including an existing tax balance of $21,188 due to Palm Beach County, Florida, outstanding fees totaling $21,768 and an insurance payable of $17,043. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001. The purchase price for the subsidiary was based on a comprehensive certified appraisal. Messrs Tabin and Schultheis bore the cost of the appraisal. The Company, which had received engineering plans, had intended to renovate and expand the existing home on the property.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ONSPAN NETWORKING, INC.


         Date: August 16, 2004          By: /s/ Herbert Tabin
                                            -----------------
                                            Herbert Tabin, President


         Date: August 16, 2004          By: /s/ Marissa Dermer
                                            ------------------
                                            Marissa Dermer, Chief Financial
                                            and Principal Accounting Officer