Form 10KSB
period 2004-09-30
ONSPAN NETWORKING INC
filed 2005-01-12
CIK 842722

United States
                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004
                                            ------------------

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

           1000 Clint Moore Road, Suite 102, Boca Raton, Florida 33487
           -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

As of December 31, 2004, the registrant had outstanding 1,090,677 shares of its Common Stock, par value $.012 its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on January 11, 2005, was approximately $630,273 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]; No [X].

                                TABLE OF CONTENTS

INTRODUCTION

PART I

Item 1.  Business..............................................................4

Item 2.  Properties............................................................9

Item 3.  Legal Proceedings.....................................................9

Item 4.  Submission of Matters to a vote of security holders..................11


PART II

Item 1.  Market for common equity and related stockholder matters.............11

Item 2.  Management's discussion and analysis or plan or operation............12

Item 3.  Other Information....................................................15

Item 4.  Consolidated Financial Statements....................................16


PART III

Item 8.  Changes & Disagreements with Accountants.............................36

Item 8A. Controls & Procedures................................................36

Item 9.  Directors, Executive officers, Promoters and Control persons
         Compliance with Section 16(a) of the Exchange Act....................36

Item 10. Executive Compensation...............................................39

Item 11. Security Ownership of certain beneficial owners and
         Management...........................................................42

Item 12. Certain relationships and related transactions.......................43

Item 13. Exhibits and Reports on Form 8-K.....................................43

Item 14. Principal Accounting Fees and Services ..............................45

PART I

ITEM 1.  HISTORY OF BUSINESS

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. (the "Company" or "Onspan"). On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed under Discontinued Operations below. April 22, 2003 the Company created a new subsidiary, Coventry 1 Inc. that is a Nevada Corporation. The Company's other subsidiary Onspan SmartHouse, Inc., is a Florida Corporation. Currently the Company has 3 full time employees.

DISCONTINUED DIVISION

On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer, and Gary Schultheis, an employee of the Company, pursuant to which the Company sold its wholly-owned subsidiary, Coventry 1, Inc., to Messrs. Tabin and Schultheis. The sole asset of the subsidiary was a single family home and lot located in Woodfield Country Club, Boca Raton, Florida and related country club golf membership. The purchase price for the shares of the subsidiary was $1,509,972, The purchase price for the subsidiary was based on a comprehensive certified appraisal as defined by the Uniform Standards of Professional Appraisal Practice (USPAP), and the report conforms to applicable FIRREA guidelines and or requirements. Messrs Tabin and Schultheis bore the cost of the appraisal. The purchase includes the country club golf membership, and the purchaser is responsible for all costs and fees associated with the membership. In addition, the Purchaser shall be responsible for all expenses associated with the property comprising the Subsidiary whether accrued or outstanding or subsequently to be outstanding, including outstanding tax balance of $21,188, due to Palm Beach County, Florida for the year 2003, outstanding fees including electric, security etc. totaling $12,768, as well as an outstanding insurance payable of $17,043. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001 The Company, which had received engineering plans, had intended to renovate and expand the existing home on the property. The Company sold the real estate project in order to service mounting legal expenses associated with litigation. The Company used the proceeds from the sale of this division to pay off its debt, which included a note payable to Evolve One , Inc and notes to related parties.

RISK FACTORS

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL CAPITAL.

The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on existing capital and a credit line. Future capital needs may be satisfied by either the private placement of equity securities and/or debt financings. The Company based on its cash requirements and exposure to liability from shareholder lawsuits is unsure if existing capital will be sufficient for the next twelve months. In the event that the Company's plans (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding. Any such additional funding could be in the form of additional equity capital. The Company is currently, contemplating, pursuing potential funding opportunities. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its plans and may possibly cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders.

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

THE COMPANY'S STRATEGY INCLUDES PURSUING STRATEGIC ACQUISITIONS THAT MAY NOT BE SUCCESSFUL

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

INABILITY TO SECURE AN INDEPENDENT AUDIT COMMITTEE MEMBER

Due to the potential exposure to litigation and small compensation, it may be difficult to secure and Independent Audit Committee Member. If the Company is unable to secure an Independent Audit Committee Member, it may be in violation of current standards and may be subject to possible de-listing of which could have a materially adverse affect on the Company's financial condition or results of operations.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company's principal executive offices were located in approximately 2,108 square feet of commercial office space sub-leased from Millennium Holdings Group, Inc., under a three-year lease signed on July 1, 2003 at a rate of $34,907 per annum plus 5% per annum. As of November 1, 2004, the company relocated its offices to approximately 1,545 square feet of commercial office space sub-leased from Evolve One, Inc a company related through common ownership under a five year sublease signed November 1, 2004 at a rate of $2,000 per month plus 5% per annum. The Company believes its current facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

1. Network Systems International of North Carolina, Inc. v Network Systems International, Inc. and OnSpan Networking, Inc. (02-CvS-10154) (Complaint filed September 13, 2002). This action asserts a claim for breach of contract against the Company, seeking certain tax refunds obtained by the Company. The plaintiff, a former subsidiary of the Company, claims that these tax refunds belong to the plaintiff. The Company filed counterclaims for refund of monies paid by the Company and owed by the Plaintiff, as well as for a declaratory judgment that any tax liability of the Company owed to the North Carolina Department of Revenue must be reimbursed by the Plaintiff. The parties agreed to settle all claims, and the action was dismissed on October 26, 2004. Pursuant to the settlement agreement, the Company paid the Plaintiff $39,800, and the Company and the Plaintiff each released all claims. Additionally, several shareholders affiliated with the Plaintiff agreed to transfer their shares to the Company. Those shares will be cancelled upon surrender. The number of shares to be cancelled is currently undetermined.

2. Securities Actions:

a. D. Mark White v OnSpan Networking, Inc. and Herbert Tabin, Case No. 352198686 03 (District Court, Tarrant County Texas) (Complaint filed May 2, 2003). This action had asserted claims for violation of Texas securities law, fraud, and breach of fiduciary duties. The action was seeking unspecified damages, restitution in the amount of $300,000, treble damages, pre-judgment interest, the plaintiffs' attorneys' fees and costs, and certain other relief. On August 31, 2004, the action was settled for $62,500.

b.Richard T. Clark and Joel C. Holt v. Herbert Tabin and Gary Schultheis, United States District Court Northern District of Oklahoma, Case No. 03-CV-289K(J). On March 28, 2003, Plaintiffs Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively, on behalf of the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000.00 each, as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of the Company and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to Dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped the Company as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually. Because the Second Amended Complaint was a different version than that which was approved for filing by the Court, Tabin filed a motion to strike and dismiss the Second Amended Complaint. A hearing was held on Tabin's motion to strike and dismiss and on December 3, 2004, the Magistrate Judge entered a Report and Recommendation to the Court recommending that the Court not strike or dismiss the Second Amended Complaint. On December 20, 2004, an Order allowed Plaintiffs to proceed under their Second Amended Complaint. This Order confirms that the Company is no longer a party. The Court also ordered the amount of $4,000, to be paid by the Plaintiffs to the Company by January 19, 2004. The Company is currently exploring all methods of recovering attorneys' fees, including a malicious prosecution action on behalf of the Company against Clark and Holt as well as a Rule 11 motion for attorneys' fees with respect to, at a minimum, the derivative action.

3. Potential Tax Liability:

The North Carolina Department of Revenue has contacted the Company with regard to state income taxes for the tax year ended September 30, 1999. Upon investigation, the Company has determined that former management did not file a state income tax return in North Carolina for that year, although a return was filed in Florida for that year and returns were filed in North Carolina for two then subsidiaries of the company. The Company is in the process of investigating the situation and of evaluating what action should be taken as a result of the inquiry by the North Carolina Department of Revenue. The Company has been unable to estimate with any reasonable certainty what liability it may have to the State of North Carolina.

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

The following table sets forth, for the periods from October 1, 2002, through September 30, 2004, the quarterly high and low closing bid sale prices for the Company's Common Stock as reported on the OTC Bulletin. The prices represent quotations by dealers without adjustment for retail mark ups, mark-downs or commissions and may not represent actual transactions.

                                      HIGH                       LOW
FISCAL YEAR 2004                      ----                       ---
First Quarter                         $5.00                      $.40
Second Quarter                        $3.80                      $.40
Third Quarter                         $3.80                      $.85
Fourth Quarter                        $ .85                      $.45

                                      HIGH                       LOW
FISCAL YEAR 2003                      ----                       ---
First Quarter                         $ .85                      $.10
Second Quarter                        $1.07                      $.51
Third Quarter                         $ .55                      $.30
Fourth Quarter                        $2.75                      $.30

As of September 30, 2004, there were approximately 318 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

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

On January 26, 2004, Gary Schultheis exercised 122,000 employee stock options. These options had an exercisable price of .30 a share,

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

Effective May 27, 2004, the Company completed the sale of its operating line of business as discussed under Discontinued Division in Item 1, accordingly, the following discussion will deal with the Company's Plan of Operation. The operations of Coventry 1, for the nine months June 30, 2004, have been reclassified as loss from discontinued division.

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

The Company, which had received engineering plans for the real estate project, had intended to renovate and expand the existing single-family home on this site. However on May 27, 2004 the Company completed the sale of Coventry 1, Inc. and utilized the cash received for legal expenses. The Company is currently a party to several legal proceedings and although the Company will vigorously defend all of these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company impairing the Company's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE -

 The Company's selling, general and administrative expenses, including salaries and wages amounted to $611,322 during the twelve months ended September 30, 2004, as compared to $363,166 for the twelve months ended September 30, 2003. The increase is a result of higher compensation costs of $22,500, increased legal fees due to lawsuits of $197,203, increased rent of $21,939, increased travel due to persuing potential ventures of $14,340.

INCOME TAXES

The Company recorded $193,111 in deferred income tax benefit for the twelve-month period ended September 30, 2004, a 100% valuation allowance was taken against this amount as of September 30, 2004. The Company recorded $54,036 in deferred income tax benefit for the twelve-month period ended September 30, 2003, a 100% valuation allowance was taken against this amount as of September 30, 2003

The North Carolina Department of Revenue has contacted the Company with regard to state income taxes for the tax year ended September 30, 1999. Upon investigation, the Company has determined that former management did not file a state income tax return in North Carolina for that year, although a return was filed in Florida for that year and returns were filed in North Carolina for two then subsidiaries of the company. The Company is in the process of investigating the situation and of evaluating what action should be taken as a result of the inquiry by the North Carolina Department of Revenue. The Company has been unable to estimate with any reasonable certainty what liability it may have to the State of North Carolina.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve months ended September 30, 2004, working capital decreased $618,222 to $64,210 from $682,432. The primary reasons for the decrease is the decrease of ($675,000) in loan payable off set by an decrease in inventory - home of $1,464,344, and increase in accrued wages of $145,000 off set by increase in cash of $201,887. During this same period, stockholders' equity decreased $618,222 to $64,210 from $682,432. The decrease in stockholders' equity is primarily due to the net loss for the year of ($657,961), and increases in paid in capital of $36,600 primary due to the exercise of stock options

There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

ITEM 3.  OTHER INFORMATION

None.

ITEM 4.  CONSOLIDATED FINANCIAL STATEMENTS



                                      INDEX

                                                                          Page #

Report of  Independent Registered Public Accounting Firm .....................17

Consolidated balance sheet....................................................18

Consolidated statements of operations.........................................19

Consolidated statements of changes in stockholders' equity....................20

Consolidated statements of cash flows.........................................21

Notes to consolidated financial statements....................................23

                     REPORT OF INDEPENDENT REGISTERED PUBLIC
                                 ACCOUNTING FIRM




The Board of Directors
Onspan Networking, Inc. and Subsidiary
(f/k/a Network Systems International, Inc.)

We have audited the accompanying consolidated balance sheet of Onspan Networking, Inc. and Subsidiary as of September 30, 2004 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended September 30, 2004, and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onspan Networking, Inc. and Subsidiary as of September 30, 2004, and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note
15. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Daszkal Bolton LLP
Boca Raton, Florida
December 2, 2004

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2004


ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................     $   241,961

Property and equipment, net ...................................           3,158
Website .......................................................          20,000
                                                                    -----------
                                                                         23,158
                                                                    -----------
                                                                    $   265,119
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ............................................     $    24,963
  Accrued dividend ............................................          30,946
  Accrued wages ...............................................         145,000
                                                                    -----------
                                                                    -----------
Total current liabilities .....................................         200,909

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
   shares; issued and outstanding 1,090,677 shares ............          13,088
  Paid-in capital .............................................       7,908,845
  Accumulated deficit .........................................      (7,857,725)
                                                                    -----------
Total stockholders' equity ....................................          64,210
                                                                    -----------
                                                                    $   265,119
                                                                    ===========

See accompanying notes to consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                         2004           2003

COSTS AND EXPENSES:
  Salaries and wages .............................       179,500        157,000
  Other selling, general and
    administrative expenses ......................       431,822        236,166
                                                     -----------    -----------
                                                         611,322        393,166
                                                     -----------    -----------
Loss from operations .............................      (611,322)      (393,166)

OTHER INCOME (EXPENSE):
  Interest income ................................           825          9,580
  Loss on sale of marketable
    equity securities ............................             -        (28,866)
  Unrealized gain  (loss) on
    marketable equity securities .................             -              -
  Interest expense ...............................        (4,632)      (110,008)
  Other expense ..................................       (42,832)             -
                                                     -----------    -----------
    Total other income (expense) .................       (46,639)      (129,294)
                                                     -----------    -----------

LOSS BEFORE INCOME TAXES .........................      (657,961)      (522,460)
INCOME TAX (BENEFIT) EXPENSE .....................             -              -
                                                     -----------    -----------
LOSS FROM CONTINUING OPERATIONS ..................      (657,961)      (522,460)
LOSS FROM EARNINGS OF A DISCONTINUED DIVISION ....             -         (3,139)
                                                     -----------    -----------
NET LOSS APPLICABLE TO
  COMMON SHARES ..................................   $  (657,961)   $  (525,599)
                                                     ===========    ===========


BASIC AND DILUTED NET LOSS PER SHARE
  CONTINUED OPERATIONS ...........................   $     (0.63)   $     (0.54)
                                                     ===========    ===========
  DISCONTINUED OPERATIONS ........................   $         -    $     (0.00)
                                                     ===========    ===========
   TOTAL .........................................   $     (0.63)   $     (0.54)
                                                     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ..............................     1,051,570        968,677
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2004 AND 2003
(UNAUDITED)

                                       Preferred Stock       Common Stock        Paid-in     Accumulated
                                      Shares  Par Value   Shares    Par Value    Capital       Deficit       Total
                                      ------  ---------  ---------  ---------  -----------  ------------  -----------
BALANCE, September 30, 2002 ........  2,713      $ 2       968,677   $ 11,624  $ 7,773,134  $ (6,677,304) $ 1,107,456
Issuance of options for loan payable      -        -             -          -      100,575             -      100,575
Net (loss) .........................      -        -             -          -            -      (525,599)    (525,599)
                                      -----      ---     ---------  ---------  -----------  ------------  -----------

BALANCE, September 30, 2003 ........  2,713        2       968,677   $ 11,624  $ 7,873,709  $ (7,202,903)   $ 682,432

Exercise of Stock Options ..........      -        -       122,000      1,464       35,136             -       36,600

Sale of Coventry 1 .................      -        -             -          -            -         3,139        3,139

Net (loss) .........................      -        -             -          -            -      (657,961)    (657,961)
                                      -----      ---     ---------  ---------  -----------  ------------  -----------

BALANCE, September 30, 2004 ........  2,713      $ 2     1,090,677   $ 13,088  $ 7,908,845  $ (7,857,725) $    64,210
                                      =====      ===     =========  =========  ===========  ============  ===========

See accompanying notes to consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2004 AND 2003

                                                          2004          2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss .............................................$  (657,961)  $  (525,599)
Less: (Loss) from discontinued operations, net .......$         -   $    (3,139)
                                                      -----------   -----------
(Loss) from continuing opertions .....................$  (657,961)  $  (522,460)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation .......................................      1,131           912
  Stock options granted in loan agreement ............          -       100,575
  Unrealized loss from marketable securities .........          -             -
  Gain on sale of marketable securities ..............          -        28,866
  Change in assets and liabilities
    Income tax receivable ............................          -        45,147
    Inventory ........................................  1,509,972             -
    Prepaid expenses .................................          -        11,833
    Accounts payable .................................    (32,173)       51,598
    Accrued interest .................................     (9,433)        9,433
    Accrued wages payable ............................    145,000             -
    Amounts due to purchasers of discontinued
     operations ......................................    (55,929)       30,000
                                                      -----------   -----------
Net cash used in operating activities ................    900,607      (244,096)
                                                      -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of marketable securities ........          -        51,134
  Capital expenditures ...............................    (22,922)            -
                                                      -----------   -----------
Net cash used in investing activities ................    (22,922)       51,134
                                                      -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan from EONE .....................................   (675,000)            -
  Loan Payable, Related Party ........................    250,000             -
  Proceeds from payments on loan payable-related party   (250,000)            -
  Exercise of Stock Option ...........................     36,600             -
  Payment to settle litigation .......................   (102,500)            -
                                                      -----------   -----------
Net cash provided by financing activities ............   (740,900)            -
                                                      -----------   -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM
  CONTINUING OPERATIONS ..............................    136,785      (192,962)
NET CASH USED IN (PROVIDED BY) DISCONTINUED OPERATIONS    101,027      (833,500)
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS     237,812    (1,026,462)
CASH AND CASH EQUIVALENTS, beginning of period
  from continuing operations .........................      4,149     1,030,611
                                                      -----------   -----------
CASH AND CASH EQUIVALENTS, end of period .............$   241,961   $     4,149
                                                      ===========   ===========
                                                                     Continued
See accompanying notes to consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2004 AND 2003

(CONTINUED)
                                                          2004          2003
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as
 follows:
  Interest ...........................................    $28,856   $         -
  Income taxes .......................................$         -   $         -


See accompanying notes to consolidated financial statements.

                            ONSPAN NETWORKING , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2004 AND 2003

1. BACKGROUND INFORMATION

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

On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer, and Gary Schultheis, an employee of the Company, pursuant to which the Company sold its wholly-owned subsidiary, Coventry One, Inc., to Messrs. Tabin and Schultheis. The sole asset of the subsidiary was a single family home and lot located in Woodfield Country Club, Boca Raton, Florida and related country club golf membership. The purchase price for the shares of the subsidiary was $1,509,972, The purchase price for the subsidiary was based on a comprehensive certified appraisal as defined by the Uniform Standards of Professional Appraisal Practice (USPAP), and the report conforms to applicable FIRREA guidelines and / or requirements. Messrs Tabin and Schultheis bore the cost of the appraisal. The purchase includes the country club golf membership, and the purchaser is responsible for all costs and fees associated with the membership. In addition, the Purchaser shall be responsible for all expenses associated with the property comprising the Subsidiary whether accrued or outstanding or subsequently to be outstanding, including outstanding tax balance of $21,188, due to Palm Beach County, Florida for the year 2003, outstanding fees including electric, security etc. totaling $12,768, as well as an outstanding insurance payable of $17,043. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001. The Company, which had received engineering plans, had intended to renovate and expand the existing home on the property. The Company sold the real estate project in order to service mounting legal expenses associated with litigation. The Company used the proceeds from the sale of this division to pay off its debt, which included a note payable to Evolve One , Inc and notes to related parties.

2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -

The financial statements at September 30, 2004 and 2003, include the accounts of the Company and the discontinued operations of Coventry 1, Inc.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended September 30, 2004 include the accounts of Onspan Networking, Inc. and its subsidiary, Onspan Smarthouse Inc. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts payable and accrued wages approximate fair value as of September 30, 2004, because of the short maturity of these instruments.

INVENTORY HOME

The carrying value of the Inventory - home is reflected at cost.

PREFERRED STOCK

At September 30, 2004, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has accrued dividends on these shares in the amount of $30,946 at September 30, 2004.

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

SFAS No. 123 pro forma numbers are as follows for the years ended September 30, 2004 and 2003:

                                             2004             2003

Actual net income (loss) ..........       $(657,961)       $(525,599)
                                          =========        =========
Pro forma net income (loss) .......       $(657,961)       $(667,119)
                                          =========        =========
Pro forma basic and diluted net
  Income (loss) per share .........       $    (.63)       $    (.69)
                                          =========        =========

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed using an accelerated method for both financial and income tax purposes based upon the useful lives of the assets.

WEBSITE

Monies paid for acquisition of www.VOIS.com of $20,000, were capitalized on the Company's balance sheet as of September 30, 2004. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company follows the policy of evaluating all qualifying assets as of the end of each reporting quarter. For the year ended September 30, 2004, no charges to operations were made for impairments in the future benefit of this asset. The Company will amortize the asset over three years when operations using the domain site commense.

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities
(VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. For variable interests in VIEs created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN No. 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN No. 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN No. 46R did not have a material impact on the Company's financial position, results of operations or cash flows as the Company does not have any VIEs.

In March 2004, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 124, "Accounting for Certain Investments Held by Not-for-Profit Organizations," and non-marketable equity securities accounted for under the cost method. The EITF developed a basic three-step model to evaluate whether an investment is other-than-temporarily impaired. In September 2004, the FASB issued FASB Staff Position EITF 03-01-1, which delays the effective date until additional guidance is issued for the application of the recognition and measurement provisions of EITF 03-01 to investments in securities that are impaired; however, the disclosure requirements are effective for annual periods ending after June 15, 2004. The adoption of the disclosure provisions of EITF 03-01 did not have a material effect on the Company's results of operations or financial condition.

In November 2004, the FASB issued SFAS 151, Inventory Costs--an amendment of ARB No. 43, Chapter 4 . The Statement amends the guidance of ARB No. 43, Chapter 4, Inventory Pricing , by clarifying that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and by requiring the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. It does not appear that this Statement will have a material effect on the financial position, operations or cash flows of the Company when it becomes effective in 2006.

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company is currently in the process of evaluating the potential impact that the adoption of SFAS 123R will have on its consolidated financial position and results of operations.

3. PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at September 30, 2004 and 2003:

                                                  2004            2003
                                                  ----            ----

Computer equipment .....................        $ 6,612         $ 3,689
                                                -------         -------
Total property and equipment ...........        $ 6,612         $ 3,689
Less: accumulated depreciation .........         (3,454)         (2,322)
                                                -------         -------
Property and equipment, net ............        $ 3,158         $ 1,367
                                                =======         =======

Depreciation expense for the year ended September 30, 2004 and 2003 is $1,131 and $912, respectively.

4. DISCONTINUED OPERATIONS

                                                              2004       2003
                                                              ----       ----

Net loss from discontinued division - Coventry 1 ........    $   -     $(3,139)

Net (loss) from discontinued operations .................    $   -     $(3,139)
                                                             =====     =======
Net (loss) per common share
    Basic ...............................................     (.00)       (.00)
    Diluted .............................................     (.00)       (.00)

5. REVOLVING CREDIT NOTE

The Company had a demand line of credit with a related party (Evolve One Inc), totaling $1,000,000, under which the Company could borrow on an unsecured basis at 5% annually. On April 1, 2004 The Company repaid to Evolve One, Inc $22,000 in accrued interest. On May 27, 2004 the Company repaid the remaining outstanding balance of $684,602 including accrued interest. This note has been paid in full and cancelled as of September 30, 2004.


The terms of the demand line of credit stated that the Company must issue options to purchase common stock equal to 10% of the dollar amount of the loan advance at an exercise price of $0.10 per share, and options to purchase common stock equal to 90% of the dollar amount of the loan advance at the ten trading day average at the time of the draw ($0.30 at June 30, 2003). Under these terms, the Company issued 675,000 stock options resulting in a charge to interest expense of $110,008 in 2003.

6. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2004 and 2003, the Company had approximately $140,000 and $0 in excess of FDIC insured limits, respectively.

7. NOTE PAYABLE - SHAREHOLDER

The Note Purchase agreement, a Convertible Promissory Note for $100,000 was issued by the Company on October 24, 2003 to Mr. Tabin. This note was due on July 31, 2004, and accrued interest at a rate of 5.25% per annum payable at maturity.

On February 27, 2004 the Company entered into a Secured Promissory Note with our President, Herbert Tabin. The Note Agreement, was a Secured Promissory Note for $50,000 that was issued by the Company on February 27, 2004 to Mr. Tabin. This note was due on August 1, 2004, and accrued interest at a rate of 5.25% per annum payable at maturity. The note was secured by a security interest in property located at 3764 Coventry Lane, Boca Raton

On March 31, 2004 the Company entered into a Secured Promissory Note with our President, Herbert Tabin. The Note Agreement, was a Secured Promissory Note for $25,000 that was issued by the Company on March 31, 2004 to Mr. Tabin. This note was due on August 1, 2004, and accrued interest at a rate of 5.25% per annum payable at maturity The note was secured by a security interest in property located at 3764 Coventry Lane, Boca Raton .

On May 31, 2004 the Company repaid our President, Herbert Tabin $179,060. In satisfaction of repayment on the three outstanding Promissory Notes including accrued interest.

On April 8, 2004 the Company entered into a Secured Promissory Note with an employee, Gary Schultheis. The Note Agreement, was a Secured Promissory Note for $75,000 that was issued by the Company on April 8, 2004 to Mr. Schultheis this note accrued interest at a rate of 5.25% per annum payable at maturity. On May 31, 2004 the Company repaid Gary Schultheis $75,572 in satisfaction of the Promissory Note including accrued interest.

As of September 30, 2004 there are no outstanding notes and all accrued interest has been paid .

8. RELATED PARTY

In 2004 the Company accrued $72,000 in salaries with its President Herbert
Tabin.

On October 15, 2004 The Company purchased 150,000 shares for $.18 per share for an aggregate purchase price of $27,000. (1,200,000 shares post split ) of Evolve One, Inc, a related party where certain officers and directors of the Company are also officers and directors of Evolve One Inc. in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the Securities Act.

9. STOCKHOLDERS EQUITY

On June 19, 2003, the Company granted 675,000 stock options to Evolve One Inc in a revolving note agreement (See Footnote 5). The options have an exercise price of $.10 per share. These options have an exercise price of $.10 and $.30 per share. The Company recognized a non-cash interest expense of $100,575, during the twelve month period ended September 30, 2003.

On January 26, 2004 , Gary Schultheis exercised employee stock options to obtain 122,000 shares of common stock. These options had an exercisable price of .30 a share. The company received $36,600 in proceeds.

10. EMPLOYEE INCENTIVE STOCK OPTION AGREEMENTS

During 1999, the Company adopted the Onspan Networking, Inc. f/k/a Network Systems International, Inc. "1999 Long Term Stock Incentive Plan." The maximum number of shares authorized and available under the plan was amended to be increased from 41,667 to 500,000 shares, this amendment was approved at the annual shareholder meeting held December 31, 2001. Under the terms of the plan, the options expire after 10 years, as long as the employees remain employed with the Company. The Company has reserved 500,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value.

Pursuant to the Plan on September 2, 2003, the Company granted 122,000 non-qualified stock options and 366,000 incentive stock options to certain directors and employees. The stock options are immediately exercisable. The following is a summary of option activity for the years ended September 30, 2004 and 2003.

                                                                    OPTIONS
                                  OPTIONS                         OUTSTANDING
                                 AVAILABLE                      WEIGHTED AVERAGE
                                 FOR GRANT         OPTIONS       EXERCISE PRICE
                                 ---------         -------       --------------
Balance; September 30, 2002       485,666           14,334           $13.08
Granted ...................      (488,000)         488,000              .30
Exercised .................             -                -                -
Cancelled .................         2,667           (2,667)               -
Balance; September 30, 2003           333          499,667              .67
                                 --------         --------           ------
Granted ...................             -                -                -
Exercised .................      (122,000)        (122,000)             .30
Cancelled .................             -                -                -

Balance; September 30, 2004       122,333          377,667              .67
                                 --------         --------           ------

11. INCOME TAXES

The provision for income taxes for the years ended September 30, consists of the following components:

                                         2004             2003
                                         ----             ----
Continuing operations
    Federal:
      Deferred ...................       $  -             $  -
                                         ----             ----
                                         $  -             $  -
                                         ====             ====

Discontinued Operations
    Federal
      Deferred ...................          -                -
                                         ====             ====

Total income tax expense (benefit)       $  -             $  -
                                         ====             ====

Reconciliation of the Federal Statutory Income Tax rate to the Company's effective income tax rate is as follows:

                                                           2004          2003
                                                           ----          ----

Computed at the Statutary rates (34%) ..............    $(223,707)    $(178,704)
Non deductible expenses ............................          401           625
State income taxes net of federal tax benefit ......      (23,841)      (19,704)
Unrealized loss on marketable securities ...........            -       143,747
                                                        ---------     ---------
Reinstatement /Change in valuation Allowance .......      247,147        54,036
                                                        ---------     ---------
Tax provision (benefit) ............................    $       -     $       -
                                                        =========     =========

The significant temporary differences that give rise to a deferred tax asset as of September 30, 2004 and 2003 are as follows:

                                                           2004          2003
                                                           ----          ----
Deferred tax asset:

Unrealized loss on marketable securities ...........    $       -     $       -
Capital loss Carryforward ..........................       41,798        41,798
NOL Carryforward ...................................      610,907       417,796
                                                        ---------     ---------
     Total deferred tax asset ......................      652,705       459,594
      Less valuation allowance .....................     (652,705)     (459,594)
                                                        ---------     ---------
     Net deferred tax asset ........................    $       -     $       -
                                                        =========     =========

The net change in the total valuation allowance for the year ended September 30, 2004 was an increase of $193,111.

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

The net operating loss carry forward originated September 30, 2002; the amount is $1,735,828 and expires in 2024.

During the year ended September 30, 2003 a refund of $45,147 was received from the Internal Revenue Service for prior year overpaid income taxes for former subsidiary InterLAN Communications as per the sale agreement.

12. LEASE COMMITMENT

OPERATING LEASES

The Company had entered into a sub-lease agreement with Millennium Holdings Group, Inc for a three-year term commencing July 1, 2003, for office space in Boca Raton, Florida. The lease provided for base monthly rentals of $2,908 plus the Company's proportionate share of certain expenses with 5% annual increases through June 30, 2006. As of November 1, 2004 the company relocated its offices to approximately 1,545 square feet of commercial office space sub-leased from Evolve One, Inc a company related through common ownership under a five year sublease signed November 1, 2004 at a rate of $2,000 per month plus 5% per annum

Minimum future obligations over the term of the lease are as follows:

                 Year ended September 30,
                 ------------------------
                           2005                      $ 22,000
                           2006                        25,100
                           2007                        26,355
                           2008                        27,670
                           2009                        29,056
                           2010                         2,413
                                                     --------

                                                     $132,612
                                                     ========

Rent expense for the years ended September 30, 2004 and 2003 aggregated $35,165 and $13,226 respectively.

13. LEGAL PROCEEDINGS

1. Network Systems International of North Carolina, Inc. v Network Systems International, Inc. and OnSpan Networking, Inc. (02-CvS-10154) (Complaint filed September 13, 2002). This action asserts a claim for breach of contract against the Company, seeking certain tax refunds obtained by the Company. The plaintiff, a former subsidiary of the Company, claims that these tax refunds belong to the plaintiff. The Company filed counterclaims for refund of monies paid by the Company and owed by the Plaintiff, as well as for a declaratory judgment that any tax liability of the Company owed to the North Carolina Department of Revenue must be reimbursed by the Plaintiff. The parties agreed to settle all claims, and the action was dismissed on October 26, 2004. Pursuant to the settlement agreement, the Company paid the Plaintiff $39,800, and the Company and the Plaintiff each released all claims. Additionally, several shareholders affiliated with the Plaintiff agreed to transfer their shares to the Company. Those shares will be cancelled upon surrender. The number of shares to be cancelled is currently undetermined.

2. Securities Actions:

a. D. Mark White v OnSpan Networking, Inc. and Herbert Tabin, Case No. 352198686 03 (District Court, Tarrant County Texas) (Complaint filed May 2, 2003). This action had asserted claims for violation of Texas securities law, fraud, and breach of fiduciary duties. The action had was seeking unspecified damages, restitution in the amount of $300,000, treble damages, pre-judgment interest, the plaintiffs' attorneys' fees and costs, and certain other relief. In August 31, 2004, the action was settled for $62,500.

b.Richard T. Clark and Joel C. Holt v. Herbert Tabin and Gary Schultheis, United States District Court Northern District of Oklahoma, Case No. 03-CV-289K(J). On March 28, 2003, Plaintiffs Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively, on behalf of the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000.00 each, as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of the Company and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to Dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped the Company as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually. Because the Second Amended Complaint was a different version than that which was approved for filing by the Court, Tabin filed a motion to strike and dismiss the Second Amended Complaint. A hearing was held on Tabin's motion to strike and dismiss and on December 3, 2004, the Magistrate Judge entered a Report and Recommendation to the Court recommending that the Court not strike or dismiss the Second Amended Complaint. On December 20, 2004, an Order allowed Plaintiffs to proceed under their Second Amended Complaint. This Order confirms that the Company is no longer a party. The Court also ordered the amount of $4,000, to be paid by the Plaintiffs to the Company by January 19, 2004. The Company is currently exploring all methods of recovering attorneys' fees, including a malicious prosecution action on behalf of the Company against Clark and Holt as well as a Rule 11 motion for attorneys' fees with respect to, at a minimum, the derivative action.

3. Potential Tax Liability:

The North Carolina Department of Revenue has contacted the Company with regard to state income taxes for the tax year ended September 30, 1999. Upon investigation, the Company has determined that former management did not file a state income tax return in North Carolina for that year, although a return was filed in Florida for that year and returns were filed in North Carolina for two then subsidiaries of the company. The Company is in the process of investigating the situation and of evaluating what action should be taken as a result of the inquiry by the North Carolina Department of Revenue. The Company has been unable to estimate with any reasonable certainty what liability it may have to the State of North Carolina.

14. EARNINGS PER SHARE

Basic earning (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                             2004        2003
                                                             ----        ----

(Loss) from continuing operations ...................... $ (657,961)  $(522,460)
(Loss) from discontinued operations ....................          -      (3,139)
                                                         ----------   ---------

Net (loss) ............................................. $ (657,961)  $(525,599)
                                                         ==========   =========

Denominator for basic earnings per share -
Weighted average shares ................................  1,051,570     968,677
Effect of dilutive securities - stock options ..........          -           -
                                                         ----------   ---------
Denominator for diluted earnings per share -
Weighted average shares adjusted for dilutive securities  1,051,570     968,677
                                                         ==========   =========

Basic and diluted (loss) per common share:
(Loss) from continuing operations ...................... $     (.63)  $    (.54)
(Loss) from discontinued operations ....................          -           -
                                                         ----------   ---------

Net (loss) ............................................. $     (.63)  $    (.54)
                                                         ==========   =========

15. GOING CONCERN

The accompanying condensed financials were prepared assuming that the Company will continue as a going concern. There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

16. SUBSEQUENT EVENTS

On October 15, 2004 The Company purchased 150,000 shares for $.18 per share for an aggregate purchase price of $27,000. (1,200,000 shares post split) of Evolve One, Inc, a related party where certain officers and directors of the Company are also officers and directors of Evolve One Inc. in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the Securities Act.

PART III

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's Principal Executive Officer and Principal Financial and Accounting Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14(c) and 15d-14(c)) were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

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

 Position or Office             Date              Name               Age
 ------------------             ----              ----               ---
 President/CEO/Director       Jul/2000       Herbert Tabin            37
 Treasurer/CFO/Director       Sep/2000       Marissa Dermer           36
 Director                       2001         Elizabeth Capra          42

HERBERT TABIN is currently the President, CEO and a Director of the Company. He is also a Director and founder of Evolve One, Inc., a related party, and currently serves as its Director of Marketing. Mr. Tabin has been a Director of Evolve One, Inc. since February 1998, a publicly traded company. Mr. Tabin is also currently Vice President of Millennium Holdings Group, Inc. a private Florida-based venture capital firm. Mr. Tabin has been Vice President with Millennium Holdings since 1996. In February 1999, Mr. Tabin became President of Interactive Golf Marketing a publicly traded company that became WowStores.com. In August 1999, Mr. Tabin resigned as President of WowStores.com following its acquisition by StockFirst.com. Previously, Mr. Tabin was a Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group from April 1995 to December 1996. From September 1993 to March 1995 Mr. Tabin was a vice president with HBL Associates a financial relations firm in New York City. From 1989 to August 1993 Mr. Tabin was employed with the American Stock Exchange and New York-based Stock Brokerage firms Stratton Securities, Continental Broker-Dealer and Kensington Wells, Inc. Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York At Oneonta in 1989. In March 2000, the State University of New York At Oneonta named their campus' largest computer lab, the Tabin Computer Lab.

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

                                 CODE OF ETHICS

Effective November 1, 2003, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President (being our principal executive officer) as well as all employees. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

- honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

- compliance with applicable governmental laws, rules and regulations;

- the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

- accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our President with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President .

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's President. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the President, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: OnSpan Networking, Inc., 1000 Clint Moore Road, Suite 101, Boca Raton, FL 33487

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

None.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended September 30, 2002, 2003 and 2004.

SUMMARY COMPENSATION TABLE - ANNUAL COMPENSATION

                                            Other
                                            Annual
 Name and Principal Position      Year      Salary      Bonus       Compensation
 ---------------------------      ----      ------      -----       ------------
 Herbert Tabin                    2004        N/A        N/A            N/A
 Chairman of the Board            2003        N/A        N/A            N/A
 And Chief Executive Officer      2002        N/A        N/A            N/A
 Since July 25, 2000

 Marissa Dermer                   2004        N/A        N/A            N/A
 Chief Financial Officer          2003        N/A        N/A            N/A
 Since September 2000             2002        N/A        N/A            N/A

SUMMARY COMPENSATION TABLE - LONG-TERM COMPENSATION

                                                 Securities
                                                 Underlying
                                                  Options
 Name and principal position      Year             SAR's
 ---------------------------      ----           ----------
 Herbert Tabin                    2004              N/A
 Chairman of the Board            2003           122,000(1)
 And Chief Executive Officer      2002              N/A
 Since July 25, 2000

 Marissa Dermer                   2004              N/A
 Chief Financial Officer          2003           122,000(1)
 Since September 2000             2002              N/A
 ________

 (1) The Company issued Mr. Tabin, and Ms Dermer options to purchase 122,000 shares each of its common stock, exercisable at $.33 and $.30 per share respectively, as compensation for their services to the Company in fiscal 2003.

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

The maximum aggregate number of shares of common stock available for issuance under the Stock Incentive Plan is 500,000 shares. At September 30, 2004, there were options to purchase 377,667 shares of the Company's common stock outstanding under the Stock Incentive Plan. The shares of common stock available for issuance under the Stock Incentive Plan are subject to adjustment for any stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like. Shares issued may consist in whole or in part of authorized but unissued shares or treasury shares. Shares tendered by a participant as payment for shares issued upon exercise of an option shall be available for issuance under the Stock Incentive Plan.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                 Percent of total
          Number of              options/SARs
          Securities             grated to           Exercise or
          Underlying Options/    employees in        Base             Expiration
 Name     SARs granted (#)       fiscal year         Price ($/Sh)     Date
 ----     -------------------    -----------------   ------------     ----------
 None

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                              Number of
                                              securities           VALUE OF
                                              underlying           UNEXERCISED
                                              unexercised          IN-THE-MONEY
           Shares                             options/SARs at      OPTIONS/SARs
           Acquired                           FY-end (#)           At FY-end ($)
           On                Value            Exercisable/         Exercisable/
 Name      Exercise (#)      Realized ($)     Unexercisable        Unexercisable
 ----      ------------      ------------     ---------------      -------------
 NONE                                                                    $0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates all persons who, as of September 30, 2004, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. The Company's common stock is the only class of its voting securities. As of September 30, 2004, there were 1,090,677 shares of the Company's common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and includes any securities which the person has the right to acquire within 60 days through the conversion or exercise of any security or other right. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of its common stock beneficially owned by them. The information as to the number of shares of the Company's common stock owned by each named person or group is based upon the information contained in a record list of the Company's shareholders at September 30, 2004.

 Title of                                          Amount & Nature of    % of
  Class      Name & Address of Beneficial Owner    Beneficial Owner      Class
 --------    ----------------------------------    ------------------    -----

 Common      Herbert Tabin                             369,902(1)        30.29%
             1000 Clint Moore Rd,
             Suite 101
             Boca Raton, FL 33487

 Common      Marissa Dermer                            124,500(2)        10.24%
             1000 Clint Moore Rd,
             Suite 101
             Boca Raton, FL 33487

 Common      Elizabeth Capra                           122,000(3)        10.06%
             1000 Clint Moore Rd,
             Suite 101
             Boca Raton, FL 33487

 Common      Gary Schultheis                              158,500        14.53%
             1000 Clint Moore Rd,
             Suite 101
             Boca Raton, FL 33487

 Common      All directors and executive                  774,902        52.80%
             officers as a group (four persons)
_________
(1) Includes an option granted to Mr. Tabin on October 23, 2000 for 8,333 shares with an exercise price of $13.56 per share, and an option granted on September 2, 2003 for 122,000 shares with an exercise price of $.33 per share, the closing price for the stock on that date as reported on the NASDAQ Small Cap Market. The options were granted by the Board of Directors in lieu of current compensation agreements.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

"There is no immediate family relationship between or among any of the Directors and Executive Officers, except Ms. Dermer who is the sister-in-law of Mr. Tabin. Related transactions include 1) Mr. Tabin is also a director of EvolveOne, Inc. who Onspan sub leases its office space from.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         (a) EXHIBITS

         EXHIBIT NUMBER                       DESCRIPTION

               4.0            Long Term Incentive Stock Options Plan (1)

               10.1           Stock Purchase Agreement Dated May 27, 2004 (2)

               14 Onspan Code of Business Conduct and Ethics Adopted by the Board of Directors On November 1, 2003

               31.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               31.2 Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               32.2 Certification of Principal Accounting and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         _________
         (1) Incorporated by reference to the Company's report on Form S-8 dated July 27, 2001, filed on July 27, 2001.
         (2) Incorporated by reference to the Company's report on Form 8-K dated May 27 2004, filed on June 7, 2004.

         (b) REPORTS ON FORM 8-K

         1. 8-K filed with the Securities and Exchange Commission on June 7, 2004 announcing on May 27, 2004 the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer, and Gary Schultheis, an employee of the Company, pursuant to which the Company sold its wholly-owned subsidiary, Coventry One, Inc., to Messrs. Tabin and Schultheis. The sole asset of the subsidiary was a single family home and lot located in Woodfield Country Club, Boca Raton, Florida and related country club golf membership. The purchase price for the shares of the subsidiary was $1,509,972, and Messrs. Tabin and Schultheis also assumed responsibility for all expenses associated with the property comprising the subsidiary, including an existing tax balance of $21,188 due to Palm Beach County, Florida, outstanding fees totaling $21,768 and an insurance payable of $17,043. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001. The purchase price for the subsidiary was based on a comprehensive certified appraisal. Messrs Tabin and Schultheis bore the cost of the appraisal. The Company, which had received engineering plans, had intended to renovate and expand the existing home on the property

         2. Form 8-K filed with the Securities and Exchange Commission August 8, 2002 announcing on August 5, 2002, the Company sold and transferred the stock of its wholly-owned subsidiary, InterLAN Communications, Inc. to G. Anthony Munno, Martin Sainsbury Carter and Brian Ianniello, who were executives and employees of InterLAN. In exchange for the assignment of the InterLAN stock, Messrs. Munno, Carter and Ianniello transferred 20,833 shares of Onspan common shares, and Onspan was relieved of substantially all obligations and guarantees provided to third parties. Onspan also retained the right to a certain tax refund owing to InterLAN. These individuals also resigned in all capacities as directors, officers and/or employees of Onspan. InterLAN provides data communications and network solutions and consulting services.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         The aggregate audit fees billed by Daszkal Bolton LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending December 31, March 31, and June 30, 2004 were $14,000.

         The aggregate audit fees billed by Daszkal Bolton LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2003 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending December 31, March 31, and June 30, 2003 were $17,100.

AUDIT RELATED FEES

         For the fiscal years ended September 30, 2004 and 2003, the aggregate fees billed for assurance and related services by Daszkal Bolton LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $0 and $0, respectively.

TAX FEES

         For the fiscal years ended September 30, 2004 and 2003 the aggregate fees billed for tax compliance, tax advice and tax planning, include the preparation of federal and state corporate income tax returns. The aggregate tax fees billed to Onspan by Daszkal Bolton LLP for the fiscal years ended September 30, 2004 and 2003 were approximately $768 and $925, respectively.

ALL OTHER FEES

         Other than fees relating to the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees," there were no additional fees billed by Daszkal Bolton LLP for services rendered to Onspan for the fiscal years ended September 30, 2004 and 2003.

AUDIT COMMITTEE POLICIES

         Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

   * approved by our audit committee; or

   * entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

         The audit committee pre-approves all services provided by our independent auditors, including those set forth above. The audit committee has considered the nature and amount of fees billed by Daszkal Bolton LLP and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Daszkal Bolton LLP's independence.

                                   SIGNATURES

         In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ONSPAN NETWORKING, INC.


 By: /s/ Herbert Tabin
 ---------------------
 Herbert Tabin, Principal Executive Officer                    January 12, 2005



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   SIGNATURES


 By: /s/ Herbert Tabin
 ---------------------
 Herbert Tabin, Principal Executive Officer                    January 12, 2005


 By: /s/ Marissa Dermer
 ----------------------
 Marissa Dermer, Principal Accounting and Financial Officer    January 12, 2005