Form 10QSB
period 2004-12-31
ONSPAN NETWORKING INC
filed 2005-02-14
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For Quarter Ended: DECEMBER 31, 2004


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


              1515 N. FEDERAL HWY, SUITE 300, BOCA RATON, FL 33432
              ----------------------------------------------------
                     (Address of principal executive office)


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

The number of shares outstanding of registrant's common stock, par value $.012 per share, as of December 31, 2004 was 1,090,677.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

ONSPAN NETWORKING, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                            No.
                                                                            ----
Part I.       Unaudited Financial Information

      Item 1. Condensed Consolidated:
              Balance Sheet - December 31, 2004 ............................   3

              Statements of Operations - ...................................   4
              Three Months Ended December 31, 2004 and 2003

              Statement of Stockholders' Equity - ..........................   5
              Three Months Ended December 31, 2004

              Statements of Cash Flows - ...................................   6
              Three Months Ended December 31, 2004 and 2003

              Notes to Financial Statements - ..............................7-16
              Three Months Ended December 31, 2004 and 2003

      Item 2. Managements Discussion and Analysis of Financial
              Condition and Results of Operations .........................17-25


Part II

      Item 1. Legal Proceedings ............................................  26

      Item 5. Other Information ............................................  27

      Item 6. Exhibits and Reports Form 8-K ................................  28

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2004
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................     $   153,287
  Marketable Securities .......................................     $   564,000
  Property and equipment, net .................................           8,915
  Website .....................................................          20,000
                                                                    -----------
                                                                         28,915
                                                                    -----------
                                                                    $   746,202
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable ............................................     $    33,233
  Accrued wages ...............................................         185,000
                                                                    -----------
Total current liabilities .....................................         218,233

STOCKHOLDERS' EQUITY
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
    shares; issued and outstanding 1,090,677 shares ...........          13,088
  Paid-in capital .............................................       7,908,845
  Accumulated other comprehensive income ......................         537,000
  Accumulated deficit .........................................      (7,930,966)
                                                                    -----------
Total stockholders' equity ....................................         527,969
                                                                    -----------
                                                                    $   746,202
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)
                                                         THREE MONTHS ENDED
                                                             DECEMBER 31,
                                                     --------------------------
                                                         2004           2003
                                                     -----------    -----------
COSTS AND EXPENSES:
  Salaries and wages .............................        40,000         22,000
  Other selling, general and
    administrative expenses ......................        64,656         80,289
                                                     -----------    -----------
                                                         104,656        102,289
                                                     -----------    -----------
Earnings (loss) from operations ..................      (104,656)      (102,289)

OTHER INCOME (EXPENSE):
  Interest income ................................           469              -
                                                     -----------    -----------
    Total other income (expense) .................           469              -
                                                     -----------    -----------

EARNINGS (LOSS) BEFORE INCOME TAXES ..............      (104,187)      (102,289)
INCOME TAX (BEFEFIT) EXPENSE .....................             -              -
                                                     -----------    -----------
EARNINGS (LOSS) FROM CONTINUING OPERATIONS .......      (104,187)      (102,289)
LOSS FROM EARNINGS OF A DISCONTINUED DIVISION ....             -         (2,352)
                                                     -----------    -----------

NET EARNINGS (LOSS) ..............................      (104,187)      (104,641)
DIVIDENDS ON PREFERRED SHARES ....................             -              -
                                                     -----------    -----------
NET EARNINGS (LOSS) APPLICABLE TO
  COMMON SHARES ..................................   $  (104,187)   $  (104,641)
                                                     ===========    ===========


BASIC AND DILUTED NET LOSS PER SHARE
  CONTINUED OPERATIONS ...........................   $     (0.10)   $     (0.11)
                                                     ===========    ===========
  DISCONTINUED OPERATIONS ........................   $         -    $     (0.00)
                                                     ===========    ===========
    TOTAL ........................................   $     (0.10)   $     (0.11)
                                                     ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ..............................     1,090,677        968,677
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2004
(UNAUDITED)

                                                                                       Accumulated
                                                                                          Other
                                   Preferred Stock       Common Stock       Paid-in   Comprehensive   Retained
                                  Shares  Par Value    Shares   Par Value   Capital   income (loss)   Earnings       Total
                                  ------  ---------  ---------  --------- ----------  -------------  -----------   ---------
BALANCE, September 30, 2004 ..... 2,713     $   2    1,090,677  $ 13,088  $7,908,845    $       -    $(7,857,725)  $  64,210
  Preferred dividends reversal                                                                            30,946      30,946
  Comprehensive income (loss):
    Unrealized gain on available-
      for-sale securities, net ..                                                         537,000                    537,000
    Net loss ....................                                                                       (104,187)   (104,187)
                                                                                                                   ---------
      Total comprehensive
        income (loss) ...........     -         -            -         -           -            -              -     432,813
                                  -----     -----    ---------  --------  ----------    ---------    -----------   ---------
BALANCE, December 31, 2004 ...... 2,713     $   2    1,090,677  $ 13,088  $7,908,845    $ 537,000    $(7,930,966)  $ 527,969
                                  =====     =====    =========  ========  ==========    =========    ===========   =========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

                                                                                      2004          2003
                                                                                      ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ....................................................................    $(104,187)    $(104,641)
Less: (Loss) from discontinued operations, net ................................    $       -     $  (2,352)
                                                                                   ---------     ---------
(Loss) from continuing opertions ..............................................    $(104,187)    $(102,289)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Depreciation and amortization ...............................................          343           148
  Change in assets and liabilities (excluding effects of acquisitions):
    Inventory .................................................................            -             -
    Accrued expenses ..........................................................            -        12,567
    Accounts payable ..........................................................        8,270       (24,809)
    Accrued wages payable .....................................................       40,000             -
                                                                                   ---------     ---------
Net cash used in operating activities .........................................      (55,574)     (114,383)
                                                                                   ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ........................................................       (6,100)         (689)
  Purchase marketable securities ..............................................      (27,000)            -
                                                                                   ---------     ---------
Net cash (used in) provided by investing activities ...........................      (33,100)         (689)
                                                                                   ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan payable ................................................................            -       100,000
                                                                                   ---------     ---------
Net cash used in financing activities .........................................            -       100,000
                                                                                   ---------     ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS ..........      (88,674)      (15,072)
NET CASH USED IN (PROVIDED BY) DISCONTINUED OPERATIONS ........................            -       (12,953)
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS .........................      (88,674)      (28,025)
CASH AND CASH EQUIVALENTS, beginning of period from continuing operations .....      241,961        40,074
                                                                                   ---------     ---------
CASH AND CASH EQUIVALENTS, end of period ......................................    $ 153,287     $  12,049
                                                                                   =========     =========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
(UNAUDITED)

A. ORGANIZATION

HISTORY OF BUSINESS

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. (the "Company" or "Onspan"). On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed under Discontinued Operations below. April 22, 2003 the Company created a new subsidiary, Coventry 1 Inc. that is a Nevada Corporation. The Company's other subsidiary Onspan SmartHouse, Inc., is a Florida Corporation. Currently the Company has 3 full time employees .

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2004, which is included in the Company's Form 10-KSB for the year ended September 30, 2004. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

B. ACCOUNTING POLICIES

BASIS OF PRESENTATION -

The financial statements at December 31, 2004 include the accounts of the Company, as of December 31, 2003 the financial statements include the accounts of the Company and the discontinued operations of Coventry 1, Inc.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended December 31, 2004 include the accounts of Onspan Networking, Inc. and its subsidiary, Onspan Smarthouse Inc. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts payable and accrued wages approximate fair value as of December 31, 2004, because of the short maturity of these instruments.

INVESTMENT SECURITIES

Investments are classified into three categories as follows:

      1. Trading securities reported at fair value with unrealized gains and losses included in earnings;

      2. Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income; and

      3. Held-to-maturity securities reported at amortized cost.

PREFERRED STOCK

At December 31, 2004, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has cancelled the accrued dividends on these shares in the amount of $30,946 at December 31, 2004.

INCOME TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

SFAS No. 123 pro forma numbers are as follows for the years ended December 31, 2004 and 2003:

                                                        2004             2003
                                                        ----             ----

Actual net income (loss) .....................       $(104,187)       $(104,641)
                                                     =========        =========
Pro forma net income (loss) ..................       $(104,187)       $(104,641)
                                                     =========        =========
Pro forma basic and diluted net
  Income (loss) per share ....................       $    (.10)       $    (.11)
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

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with current year presentation.

C. INVENTORY HOME

Inventory - home which is reflected at cost consisted of the following at December 31, 2003 :

         Home Basis ..............................  $1,440,865
         Improvements ............................      48,911
                                                    ----------
         Total Cost ..............................  $1,489,776
                                                    ==========

D. PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at December 31, 2004:

         Leasehold Improvements ..................    $  6,100
         Computer equipment ......................       6,612
                                                      --------
         Total property and equipment ............    $ 12,712
         Less: accumulated depreciation ..........      (3,797)
                                                      --------
         Property and equipment, net .............    $  8,915
                                                      ========

         Depreciation expense for the three months ended December 31, 2004 and 2003 is $343 and $148, respectively.

E. MARKETABLE SECURITIES

SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities," requires that all applicable investments be classified as trading securities, available-for-sale securities or held-to-maturity securities. The Company has investments classified as available-for-sale, which are required to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of the effect of income taxes). Fair value is also defined to be the last closing price for the listed security. Due to the size of certain of the Company's investments and their limited trading volume, there can be no assurance that the Company will realize the value which is required to be used by SFAS No. 115.

On October 15, 2004, the Company purchased 150,000 shares for $.18 per share for an aggregate purchase price of $27,000. (1,200,000 shares post split ) of Evolve One, Inc, a related party where certain officers and directors of the Company are also officers and directors of Evolve One Inc. in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the Securities Act.

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2004 are as follows:

                                                         2004
                                                         ----
Available-for-sale securities:
         Cost ....................................      27,000
         Unrealized gain .........................     537,000
                                                       -------
                                                       564,000
                                                       -------

F. OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income for the three months ended December 31, 2004:

Accumulated other comprehensive income (loss) at 9/30/04: .            $       -
Unrealized gain from marketable equity securities ......... $ 537,000
Net accumulated other comprehensive income (loss) .........            $ 537,000
                                                                       =========

G. DISCONTINUED OPERATIONS
                                                             2004         2003
                                                             ----         ----

Net loss from discontinued division - Coventry 1 ........   $   -       $(2,352)

Net (loss) from discontinued operations .................   $   -       $(2,352)
                                                            =====       =======
Net (loss) per common share
    Basic ...............................................    (.00)         (.00)
    Diluted .............................................    (.00)         (.00)


I. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2004 and 2003, the Company had approximately $53,000 and $0 in excess of FDIC insured limits, respectively.

K. RELATED PARTY

For the three month period ended December 31, 2004 the Company accrued $18,000 in salaries with its President Herbert Tabin. As of December 31, 2004 the Company had a total of $90,000 accrued salaries to Mr. Tabin .

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

L. EARNINGS PER SHARE

Basic earning (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                          2004          2003
                                                          ----          ----

Net loss from continuing operations ................  $  (104,187)  $  (104,641)
(Loss) from discontinued operations ................            -        (2,352)
                                                      -----------   -----------
Net (loss) .........................................  $  (104,187)  $  (102,289)
                                                      ===========   ===========

Denominator for basic earnings per share -
Weighted average shares ............................    1,090,677       968,677
Effect of dilutive securities - stock options ......            -             -
                                                      -----------   -----------
Denominator for diluted earnings per share -
Weighted average shares adjusted for dilutive
 securities ........................................    1,090,677       968,677
                                                      ===========   ===========

Basic and diluted earnings (loss) per common share:
(Loss) from continuing operations ..................  $      (.10)  $      (.11)
                                                      ===========   ===========
(Loss) from discontinued operations ................            -             -
                                                      -----------   -----------
Net (loss) .........................................  $      (.10)  $      (.11)
                                                      ===========   ===========

N. LEGAL PROCEEDINGS

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

2. Securities Actions:

a. Richard T. Clark and Joel C. Holt v. Herbert Tabin and Gary Schultheis, United States District Court Northern District of Oklahoma, Case No. 03-CV-289K(J). On March 28, 2003, Plaintiffs Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively, on behalf of the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000.00 each, as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of the Company and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to Dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped the Company as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually. Because the Second Amended Complaint was a different version than that which was approved for filing by the Court, Tabin filed a motion to strike and dismiss the Second Amended Complaint. A hearing was held on Tabin's motion to strike and dismiss and on December 3, 2004, the Magistrate Judge entered a Report and Recommendation to the Court recommending that the Court not strike or dismiss the Second Amended Complaint. On December 20, 2004, an Order allowed Plaintiffs to proceed under their Second Amended Complaint. This Order confirms that the Company is no longer a party. The Court also ordered the amount of $4,000, to be paid by the Plaintiffs to the Company by January 19, 2004. This amount was subsequently paid by the Plaintiffs to the Company. Although the Company has been dropped from the lawsuit, the Company will continue to indemnify the directors of the Company, paying any legal fees incurred and accruing / paying any expected losses incurred. The Company is currently exploring all methods of recovering attorneys' fees, including a malicious prosecution action on behalf of the Company against Clark and Holt as well as a Rule 11 motion for attorneys' fees with respect to, at a minimum, the derivative action.

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

O. GOING CONCERN

The accompanying condensed financials were prepared assuming that the Company will continue as a going concern. The Company was a party to several legal proceedings and although the Company will vigorously defend all of these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company impairing the Company's ability to continue as a going concern. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

P. SUBSEQUENT EVENTS

On January 13, 2005, The company signed a new lease agreement and relocated its corporate headquarters to space located at 1515 N. Federal Highway, Boca Raton , FL 33432. The new lease begins February 1, 2005 for a period of six months at a rate of $1,100 per month. The Company believes its current facilities are adequate for its current needs The Company terminated its sub-lease agreement with Evolve One Inc., as of January 20, 2005. The Company was released of any and all rental obligations in accordance with the Sublease agreement dated October 19, 2004. Evolve One, Inc. agreed to compensate the Company 20,000 shares of Evolve One, Inc. restricted common stock for capital improvements paid by the company.

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

RISK FACTORS

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL CAPITAL.

The Company's capital requirements have been and will continue to be significant. The Company has been dependent primarily on existing capital and a credit line. Future capital needs may be satisfied by either the private placement of equity securities and/or debt financings. The Company based on its cash requirements and exposure to liability from shareholder lawsuits is unsure if existing capital will be sufficient for the next twelve months. In the event that the Company's plans (due to unanticipated expenses, delays, problems, or otherwise), the Company would be required to seek additional funding. The Company is currently, contemplating, pursuing potential funding opportunities which could be debt or equity. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing if needed, it will likely be required to curtail its plans and may possibly cease its operations. Any additional equity financings may involve substantial dilution to the Company's then-existing shareholders.

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

      - stock market price and volume fluctuations of publicly-traded companies in general ; and

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At December 31, 2004, investments consisted entirely of available for sale securities. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. There were no losses related to investments held for trading as of December 31, 2004 and 2003.

Available-for-sale assets, which are also required to be reported at fair value, unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes). As of December 31, 2004, the Company held 1,200,000 shares of Evolve One, Inc. common stock.

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

A. LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2004, working capital increased $463,759 to $527,969 from $64,210. During this same period, stockholders' equity increased $463,759 to $527,969 from $64,210. The increase in stockholders' equity is due to the ($104,187) net loss for the period, offset by a increase of $537,000 due to the unrealized gain on available for sale securities and the $30,946 due to the reversal of accrued dividend on preferred stock . The Company has not budgeted any significant capital expenditures for the current fiscal year

The Company is currently a party to several legal proceedings and although the Company will vigorously defend all of these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company impairing the Company's ability to continue as a going concern. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

B. RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $104,656 during the three months ended December 31, 2004 as compared to $102,289 during the three months ended December 31, 2003. The increase of $2,367 includes primarily a increase of $18,000 for salaries, off set by a decrease of ($7,500) for legal fees, ($6,400) in accounting fees, and ($4,900) in rent.

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

OTHER COMPREHENSIVE INCOME (LOSS)

During the three months ended December 31, 2004, the Company recorded a increase in its net unrealized gain from available-for-sale securities in the amount of $537,000, due to an increase in market value. Available-for-sale securities consists primarily of Evolve One, Inc. (EVLO). There can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

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

2. Securities Actions:

a. Richard T. Clark and Joel C. Holt v. Herbert Tabin and Gary Schultheis, United States District Court Northern District of Oklahoma, Case No. 03-CV-289K(J). On March 28, 2003, Plaintiffs Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively, on behalf of the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000.00 each, as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of the Company and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to Dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped the Company as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually. Because the Second Amended Complaint was a different version than that which was approved for filing by the Court, Tabin filed a motion to strike and dismiss the Second Amended Complaint. A hearing was held on Tabin's motion to strike and dismiss and on December 3, 2004, the Magistrate Judge entered a Report and Recommendation to the Court recommending that the Court not strike or dismiss the Second Amended Complaint. On December 20, 2004, an Order allowed Plaintiffs to proceed under their Second Amended Complaint. This Order confirms that the Company is no longer a party. The Court also ordered the amount of $4,000, to be paid by the Plaintiffs to the Company by January 19, 2004. This amount was subsequently paid by the Plaintiffs to the Company. Although the Company has been dropped from the lawsuit , the Company will continue to indemnify the directors of the Company, paying any legal fees incurred and accruing / paying any expected losses incurred. The Company is currently exploring all methods of recovering attorneys' fees, including a malicious prosecution action on behalf of the Company against Clark and Holt as well as a Rule 11 motion for attorneys' fees with respect to, at a minimum, the derivative action.

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

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2004 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls

There have been no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended December 31, 2004.

ITEM 6.

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

         31.1 Certification of President Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of President Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
         _________

         (1) Incorporated by reference to the Company's report on Form S-8 dated July 27, 2001.

         (2) Incorporated by reference to the Company's report on Form 8-K dated May 27, 2004 filed on June 7, 2004.

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

                                        ONSPAN NETWORKING, INC.



         Date: February 14, 2005        By: /s/ Herbert Tabin
                                            -----------------
                                        Herbert Tabin, President



         Date: February 14, 2005        By: /s/ Marissa Dermer
                                            ------------------
                                        Marissa Dermer, Chief Financial
                                        and Principal Accounting Officer