Form 10QSB
period 2005-03-31
ONSPAN NETWORKING INC
filed 2005-05-16
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For Quarter Ended: MARCH 31, 2005


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


                                 (561) 864-1084
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.012 per share, as of March 31, 2005 was 1,090,677.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

ONSPAN NETWORKING, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part I.  Unaudited Financial Information

         Item 1. Condensed Consolidated:
                 Balance Sheet - March 31, 2005 ...........................    3

                 Statements of Operations -
                 Three and Six Months Ended March 31, 2005 and 2004 .......    4

                 Statement of Stockholders' Equity -
                 Six Months Ended March 31, 2005 ..........................    5

                 Statements of Cash Flows -
                 Six Months Ended March 31, 2005 and 2004 .................    6

                 Notes to Financial Statements -
                 Six Months Ended March 31, 2005 and 2004 ................. 7-14

         Item 2. Managements Discussion and Analysis of Financial
                 Condition and Results of Operations  .....................14-19


PART II. Other Information

         Item 1. Legal Proceedings ........................................   20

         Item 5. Other Information ........................................   21

         Item 6. Exhibits and Reports Form 8-K ............................21-22

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005
(UNAUDITED)

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................     $    65,349
  Prepaid Expenses ............................................           2,372
  Marketable Securities .......................................         109,800
                                                                    -----------
Total current assets ..........................................         177,521

  Property and equipment, net .................................           2,480
  Website .....................................................          20,000
                                                                    -----------
Total other assets ............................................          22,480
                                                                    -----------
Total assets ..................................................     $   200,001
                                                                    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable ............................................     $    39,168
  Accrued wages ...............................................         206,000
                                                                    -----------
Total current liabilities .....................................         245,168
Commitments and contingencies

STOCKHOLDERS' DEFICIT
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
    shares; issued and outstanding 1,090,677 shares ...........          13,088
  Paid-in capital .............................................       7,908,845
  Accumulated other comprehensive income ......................          76,700
  Accumulated deficit .........................................      (8,043,802)
                                                                    -----------
Total stockholders' deficit ...................................         (45,167)
                                                                    -----------
Total liabilities and stockholders' deficit ...................     $   200,001
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

                                          THREE MONTHS ENDED           SIX MONTHS ENDED
                                               MARCH 31,                    MARCH 31,
                                      -------------------------   -------------------------
                                          2005          2004          2005          2004
                                      -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
  Salaries and wages ...............       21,000        43,500        61,000        65,500
  Other selling, general and
    administrative expenses ........       92,113       205,788       156,769       286,079
                                      -----------   -----------   -----------   -----------
                                          113,113       249,288       217,769       351,579
                                      -----------   -----------   -----------   -----------
Loss from operations ...............     (113,113)     (249,288)     (217,769)     (351,579)

OTHER INCOME (EXPENSE):
  Interest income ..................          277             1           746             3
  Interest expense .................            -        (2,525)            -        (2,525)
                                      -----------   -----------   -----------   -----------
    Total other income (expense) ...          277        (2,524)          746        (2,522)
                                      -----------   -----------   -----------   -----------

LOSS BEFORE INCOME TAXES ...........     (112,836)     (251,812)     (217,023)     (354,101)
INCOME TAX (BENEFIT) EXPENSE .......            -             -             -             -
                                      -----------   -----------   -----------   -----------
LOSS FROM CONTINUING OPERATIONS ....     (112,836)     (251,812)     (217,023)     (354,101)
LOSS FROM DISCONTINUED DIVISION ....            -        (3,137)            -        (5,489)
                                      -----------   -----------   -----------   -----------
NET LOSS ...........................     (112,836)     (254,949)     (217,023)     (359,590)
DIVIDENDS ON PREFERRED SHARES ......            -             -             -             -
                                      -----------   -----------   -----------   -----------
NET LOSS APPLICABLE TO COMMON SHARES  $  (112,836)  $  (254,949)  $  (217,023)  $  (359,590)
                                      ===========   ===========   ===========   ===========

BASIC AND DILUTED NET LOSS PER SHARE
  CONTINUED OPERATIONS .............  $     (0.10)  $     (0.24)  $     (0.20)  $     (0.35)
                                      ===========   ===========   ===========   ===========
  DISCONTINUED OPERATIONS ..........  $         -   $     (0.00)  $         -   $     (0.01)
                                      ===========   ===========   ===========   ===========
    TOTAL ..........................  $     (0.10)  $     (0.24)  $     (0.20)  $     (0.36)

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC ............................    1,090,677     1,055,820     1,090,677     1,012,010
                                      ===========   ===========   ===========   ===========
  DILUTED ..........................    1,090,677     1,058,533     1,090,677     1,014,723
                                      ===========   ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
SIX MONTHS ENDED MARCH 31, 2005
(UNAUDITED)

                                                                                       Accumulated
                                                                                          Other
                                   Preferred Stock       Common Stock       Paid-in   Comprehensive   Retained
                                  Shares  Par Value    Shares   Par Value   Capital   income (loss)   Earnings       Total
                                  ------  ---------  ---------  --------- ----------  -------------  -----------   ---------
BALANCE, September 30, 2004 ..... 2,713      $2      1,090,677  $13,088   $7,908,845     $     -     $(7,857,725)  $  64,210
  Preferred dividends reversal ..     -       -              -        -            -           -          30,946      30,946
    Unrealized gain on available-
      for-sale securities, net ..     -       -              -        -            -      76,700               -      76,700
    Net loss ....................     -       -              -        -            -           -        (217,023)   (217,023)

                                  -----      --      ---------  -------   ----------     -------     -----------   ---------
BALANCE, March 31, 2005 ......... 2,713      $2      1,090,677  $13,088   $7,908,845     $76,700     $(8,043,802)  $ (45,167)
                                  =====      ==      =========  =======   ==========     =======     ===========   =========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

                                                                                2005          2004
                                                                                ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ................................................................    $(217,023)    $(359,590)
Less: (Loss) from discontinued operations, net ..........................    $       -     $  (5,489)
                                                                             ---------     ---------
(Loss) from continuing opertions ........................................    $(217,023)    $(354,101)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization .........................................          678           470
  Common stock received in exchange for leasehold improvements ..........       (6,100)            -
  Change in assets and liabilities:
    Prepaid expenses ....................................................       (2,372)            -
    Accrued expenses ....................................................            -        43,592
    Accounts payable ....................................................       14,205       103,738
    Accrued wages payable ...............................................       61,000             -
                                                                             ---------     ---------
Net cash used in operating activities ...................................     (149,612)     (206,301)
                                                                             ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures ..................................................            -       (22,922)
  Purchase marketable securities ........................................      (27,000)            -
                                                                             ---------     ---------
Net cash used in  investing activities ..................................      (27,000)      (22,922)
                                                                             ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Exercise of Stock Option ..............................................            -        36,600
  Loan payable ..........................................................            -       181,000
                                                                             ---------     ---------
Net cash provided by financing activities ...............................            -       217,600
                                                                             ---------     ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS ....     (176,612)      (11,623)
NET CASH PROVIDED BY  DISCONTINUED OPERATIONS ...........................            -        18,433
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS ...................     (176,612)        6,809
CASH AND CASH EQUIVALENTS, beginning of period from continuing operations      241,961         4,149
                                                                             ---------     ---------
CASH AND CASH EQUIVALENTS, end of period ................................    $  65,349     $  10,958
                                                                             =========     =========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest ..............................................................    $       -     $  28,856
  Income taxes ..........................................................    $       -     $       -

Financed insurance premiums .............................................    $       -     $       -

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

A. ORGANIZATION

HISTORY OF BUSINESS

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. (the "Company" or "Onspan"). On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed under Discontinued Operations below. April 22, 2003 the Company created a new subsidiary, Coventry 1 Inc. that is a Nevada Corporation. The Company's other subsidiary Onspan SmartHouse, Inc., is a Florida Corporation. Currently the Company has 2 full time employees.

DISCONTINUED DIVISION

On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer, and Gary Schultheis, an employee of the Company, pursuant to which the Company sold its wholly-owned subsidiary, Coventry 1, Inc., to Messrs. Tabin and Schultheis. The sole asset of the subsidiary was a single family home and lot located in Woodfield Country Club, Boca Raton, Florida and related country club golf membership. The purchase price for the shares of the subsidiary was $1,509,972, The purchase price for the subsidiary was based on a comprehensive certified appraisal as defined by the Uniform Standards of Professional Appraisal Practice (USPAP), and the report conforms to applicable FIRREA guidelines and or requirements. Messrs Tabin and Schultheis bore the cost of the appraisal. The purchase includes the country club golf membership, and the purchaser is responsible for all costs and fees associated with the membership. In addition, the Purchaser shall be responsible for all expenses associated with the property comprising the Subsidiary whether accrued or outstanding or subsequently to be outstanding, including outstanding tax balance of $21,188, due to Palm Beach County, Florida for the year 2003, outstanding fees including electric, security etc. totaling $12,768, as well as an outstanding insurance payable of $17,043. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001 The Company, which had received engineering plans, had intended to renovate and expand the existing home on the property. The Company sold the real estate project in order to service mounting legal expenses associated with litigation. The Company used the proceeds from the sale of this division to pay off its debt, which included a note payable to Evolve One, Inc and notes to related parties.

BASIS OF PRESENTATION

The financial statements at March 31, 2005 include the accounts of the Company, as of March 31, 2004 the financial statements include the accounts of the Company and the discontinued operations of Coventry 1, Inc.

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

B. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended March 31, 2005 and March 31, 2004 include the accounts of Onspan Networking, Inc. and its subsidiary, Onspan Smarthouse Inc. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts payable and accrued wages approximate fair value as of March 31, 2005, because of the short maturity of these instruments.

REVENUE RECOGNITION

The Company will recognize revenue when:

   1. Persuasive evidence of an arrangement exists

   2. Shipment has occurred

   3. Price is fixed or determinable, and

   4. Collectability is reasonably assured

INVESTMENT SECURITIES

Investments are classified into three categories as follows:

   1. Trading securities reported at fair value with unrealized gains and losses included in earnings;

   2. Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income; and

   3. Held-to-maturity securities reported at amortized cost.

PREFERRED STOCK

At March 31, 2005, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has cancelled the accrued dividends on these shares in the amount of $30,946 at December 31, 2004.

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

SFAS No. 123 pro forma numbers are as follows for the years ended March 31, 2005 and 2004:

                                                  2005          2004
                                                  ----          ----

      Actual net income (loss) ............   $ (217,023)   $ (359,590)
                                              ==========    ==========
      Pro forma net income (loss) .........   $ (217,023)   $ (359,590)
                                              ==========    ==========
      Pro forma basic and diluted net
        Income (loss) per share ...........   $     (.20)   $     (.36)
                                              ==========    ==========

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

RECLASSIFICATION

Certain prior year amounts have been reclassified to conform with current year presentation.

C. INVENTORY HOME

Inventory - home which is reflected at cost consisted of the following at March 31:

                                            2005            2004
                                            ----            ----

      Home Basis ......................     $  -       $ 1,440,865
      Improvements ....................        -            62,479
                                            ----       -----------
      Total Cost ......................     $  -       $ 1,503,344

D. MARKETABLE SECURITIES

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

The Company terminated its sub-lease agreement with Evolve One Inc., as of January 20, 2005. Evolve One, Inc. agreed to compensate the Company 20,000 shares of Evolve One, Inc. restricted common stock for the $6,100 of capital improvements paid by the Company.

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at March 31, 2005 are as follows:

                                                       2005
                                                       ----
      Available-for-sale securities:
         Cost ................................        33,100
         Unrealized gain .....................        76,700
                                                     -------
                                                     109,800
                                                     -------

E. OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income for the six months ended March 31, 2005:

Accumulated other comprehensive income (loss) at 9/30/04 ..             $      -
Unrealized gain from marketable equity securities ......... $ 76,700
Net accumulated other comprehensive income (loss) .........             $ 76,700
                                                                        ========

F. DISCONTINUED OPERATIONS

                                                            2005       2004
                                                            ----       ----

      Net loss from discontinued division - Coventry 1     $   -     $ (5,489)

      Net (loss) from discontinued operations .........    $   -     $ (5,489)
                                                           =====     ========

      Net (loss) per common share
          Basic .......................................     (.00)        (.01)
          Diluted .....................................     (.00)        (.01)

G. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2005 and 2004, the Company had approximately $0 and $0 in excess of FDIC insured limits, respectively.

H. RELATED PARTY

For the three month period ended March 31, 2005 the Company accrued $18,000 in salaries with its President Herbert Tabin. As of March 31, 2005 the Company had a total of $108,000 accrued salaries to Mr. Tabin .

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

The Company terminated its sub-lease agreement with Evolve One Inc., as of January 20, 2005. The Company was released of any and all rental obligations in accordance with the Sublease agreement dated October 19, 2004. Evolve One, Inc. agreed to compensate the Company 20,000 shares of Evolve One, Inc. restricted common stock for the $6,100 of capital improvements paid by the Company.

The Company will continue to indemnify the Directors by paying legal fees incurred and accruing any expected losses resulting from various legal proceedings.

I. EARNINGS PER SHARE

Basic earning (loss) per share is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                          2005          2004
                                                          ----          ----

Net loss from continuing operations ................  $  (217,023)  $  (354,101)
(Loss) from discontinued operations ................            -        (5,489)
                                                      -----------   -----------
Net (loss) .........................................  $  (217,023)  $  (359,590)
                                                      ===========   ===========

Denominator for basic earnings per share -
Weighted average shares ............................    1,090,677     1,012,010
Effect of dilutive securities - stock options ......            -         2,713
                                                      -----------   -----------
Denominator for diluted earnings per share -
Weighted average shares adjusted for dilutive
  securities .......................................    1,090,677     1,014,723
                                                      ===========   ===========

Basic and diluted earnings (loss) per common share:
(Loss) from continuing operations ..................  $      (.20)  $      (.35)
                                                      ===========   ===========
(Loss) from discontinued operations ................            -          (.01)
                                                      -----------   -----------
Net (loss) .........................................  $      (.20)  $      (.36)
                                                      ===========   ===========

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

2. Securities Actions:

RICHARD T. CLARK AND JOEL C. HOLT V. HERBERT TABIN AND GARY SCHULTHEIS, United States District Court Northern District of Oklahoma, Case No. 03-CV-289K(J). On March 28, 2003, Plaintiffs Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company ("Company" or "OnSpan") and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively and the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000.00 each, as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of OnSpan and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to Dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped OnSpan as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually and motions to dismiss the Second Amended Complaint are now pending before the Court.

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

K. GOING CONCERN

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At March 31, 2005, investments consisted entirely of available for sale securities. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. There were no losses related to investments held for trading as of March 31, 2005 and 2004.

Available-for-sale assets, which are also required to be reported at fair value, unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes). As of March 31, 2005, the Company held 1,220,000 shares of Evolve One, Inc. common stock.

HISTORY OF BUSINESS

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. (the "Company" or "Onspan"). On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed under Discontinued Operations below. April 22, 2003 the Company created a new subsidiary, Coventry 1 Inc. that is a Nevada Corporation. The Company's other subsidiary Onspan SmartHouse, Inc., is a Florida Corporation. Currently the Company has 2 full time employees.

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

A. LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2005, working capital decreased $109,377 to ($67,647) from $64,210. During this same period, stockholders' equity decreased $109,377 to ($45,167) from $64,210. The decrease in stockholders' equity is due to the ($217,023) net loss for the period, offset by a increase of $76,700 due to the unrealized gain on available for sale securities and the $30,946 due to the reversal of accrued dividend on preferred stock. The Company has not budgeted any significant capital expenditures for the current fiscal year.

B. GOING CONCERN

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

C. RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $217,769 during the six months ended March 31, 2005 as compared to $351,579 during the six months ended March 31, 2004. The decrease of $133,810 includes primarily a decrease of ($4,500) for salaries, ($103,760) for legal fees, ($2,700) in accounting fees,($12,300) in travel and ($9,100) in rent.

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

OTHER COMPREHENSIVE INCOME (LOSS)

During the six months ended March 31, 2005, the Company recorded an increase in its net unrealized gain from available-for-sale securities in the amount of $76,700, due to an increase in market value. Available-for-sale securities consists primarily of Evolve One, Inc. (EVLO). There can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

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

2. Securities Actions:

RICHARD T. CLARK AND JOEL C. HOLT V. HERBERT TABIN AND GARY SCHULTHEIS, United States District Court Northern District of Oklahoma, Case No. 03-CV-289K(J). On March 28, 2003, Plaintiffs Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company ("Company" or "OnSpan") and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively and the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000.00 each, as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of OnSpan and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to Dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped OnSpan as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually and motions to dismiss the Second Amended Complaint are now pending before the Court.

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

                                        ONSPAN NETWORKING, INC.



         Date: May 16, 2005             By: /s/ Herbert Tabin
                                            -----------------
                                        Herbert Tabin, President



         Date: May 16, 2005             By: /s/ Marissa Dermer
                                            ------------------
                                        Marissa Dermer, Chief Financial
                                        and Principal Accounting Officer