Form 10QSB
period 2005-06-30
ONSPAN NETWORKING INC
filed 2005-08-15
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For Quarter Ended: JUNE 30, 2005


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

The number of shares outstanding of registrant's common stock, par value $.012 per share, as of August 15, 2005 was 1,090,677.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

ONSPAN NETWORKING, INC. AND SUBSIDIARY

                                      INDEX

                                                                           Page
                                                                            No.
Part I.    Unaudited Financial Information

   Item 1. Condensed Consolidated:
           Balance Sheet - June 30, 2005 .................................     3

           Statements of Operations -
           Three and Nine Months Ended June 30, 2005 and 2004 ............     4

           Statement of Stockholders' Deficit -
           Nine Months Ended June 30, 2005 ...............................     5

           Statements of Cash Flows -
           Nine Months Ended June 30, 2005 and 2004 ......................     6

           Notes to Financial Statements -
           Nine Months Ended June 30, 2005 and 2004 ......................     8

   Item 2. Managements Discussion and Analysis of Financial Condition
           and Results of Operations .....................................    18

   Item 3. Controls and Procedures .......................................    25


Part II.   Other Information

   Item 1. Legal Proceedings .............................................    26

   Item 5. Other Information .............................................    28

   Item 6. Exhibits ......................................................    29

                    PART I - UNAUDITED FINANCIAL INFORMATION

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005
(UNAUDITED)


ASSETS

CURRENT ASSETS
  Prepaid Expenses ............................................     $     2,372
  Marketable Securities .......................................         207,400
                                                                    -----------
Total current assets ..........................................         209,772

Property and equipment, net ...................................           2,212
Website .......................................................          20,000
                                                                    -----------
Total other assets ............................................          22,212
                                                                    -----------
Total assets ..................................................     $   231,984
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft ..............................................     $     7,260
  Accounts payable ............................................           6,529
  Accrued wages ...............................................         237,200
                                                                    -----------
Total current liabilities .....................................         250,989
Commitments and contingencies

STOCKHOLDERS' DEFICIT
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
    shares; issued and outstanding 1,090,677 shares ...........          13,088
  Paid-in capital .............................................       7,908,845
  Accumulated other comprehensive income ......................         174,300
  Accumulated deficit .........................................      (8,115,240)
                                                                    -----------
Total stockholders' deficit ...................................         (19,005)
                                                                    -----------
Total liabilities and stockholders' deficit ...................     $   231,984
                                                                    ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)

                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                 JUNE 30,                    JUNE 30,
                                         -------------------------   -------------------------
                                             2005          2004          2005          2004
                                         -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
  Salaries and wages ..................       45,600        21,000       106,600        86,500
  Other selling, general and
    administrative expenses ...........       25,907       100,803       182,675       386,883
                                         -----------   -----------   -----------   -----------
                                              71,507       121,803       289,275       473,383
                                         -----------   -----------   -----------   -----------
Loss from operations ..................      (71,507)     (121,803)     (289,275)     (473,383)

OTHER INCOME (EXPENSE):
  Interest income .....................           68             -           814             4
  Interest expense ....................            -        (2,107)            -        (4,632)
                                         -----------   -----------   -----------   -----------
    Total other income (expense) ......           68        (2,107)          814        (4,628)
                                         -----------   -----------   -----------   -----------

LOSS BEFORE INCOME TAXES ..............      (71,439)     (123,910)     (288,461)     (478,011)
INCOME TAX (BENEFIT) EXPENSE ..........            -             -             -             -
NET LOSS ..............................  $   (71,439)  $  (123,910)  $  (288,461)  $  (478,011)
                                         ===========   ===========   ===========   ===========


BASIC AND DILUTED NET LOSS PER SHARE
  CONTINUED OPERATIONS ................  $     (0.07)  $     (0.11)  $     (0.26)  $     (0.46)
                                         ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ...................    1,090,677     1,090,677     1,090,677     1,038,137
                                         ===========   ===========   ===========   ===========

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
NINE MONTHS ENDED JUNE 30, 2005
(UNAUDITED)

                                                                               Accumulated
                                                                                 Other
                        Preferred Stock       Common Stock        Paid-in     Comprehensive    Retained
                       Shares  Par Value    Shares   Par Value    Capital     income (loss)    Earnings        Total
                       ------  ---------  ---------  ---------   ----------   -------------   -----------    ---------
BALANCE,
 September 30, 2004 .. 2,713      $2      1,090,677   $13,088    $7,908,845     $      -      $(7,857,725)   $  64,210

  Preferred
   dividends
   reversal ..........     -                      -         -             -            -           30,946       30,946

    Unrealized gain
     on available-
     for-sale
     securities,
     net .............     -                      -         -             -      174,300                -      174,300

    Net loss .........     -                      -         -             -            -         (288,461)    (288,461)

                       -----      --      ---------   -------    ----------     --------      -----------    ---------
BALANCE,
 June 30, 2005 ....... 2,713      $2      1,090,677   $13,088    $7,908,845     $174,300      $(8,115,240)   $ (19,005)
                       =====      ==      =========   =======    ==========     ========      ===========    =========


See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)


                                                                                     2005            2004
                                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss ......................................................................    $(288,461)    $  (478,011)
Adjustments to reconcile net loss to net
 cash (used in) provided by operating activities:
  Depreciation ................................................................          946             799
  Common stock received in exchange for leasehold improvements ................       (6,100)              -
  Change in assets and liabilities
    Inventory .................................................................            -       1,509,972
    Prepaid expenses ..........................................................       (2,372)              -
    Accounts payable ..........................................................      (18,434)        (13,566)
    Accrued expenses ..........................................................       92,200         (44,567)
                                                                                   ---------     -----------
Net cash (used in) provided by operating activities ...........................     (222,221)        974,627
                                                                                   ---------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase marketable securities ..............................................      (27,000)              -
  Capital expenditures ........................................................            -         (22,922)
                                                                                   ---------     -----------
Net cash used in investing activities .........................................      (27,000)        (22,922)
                                                                                   ---------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft ..............................................................        7,260               -
  Loan from EONE ..............................................................            -        (675,000)
  Loan Payable, Related Party .................................................            -         250,000
  Proceeds from payments on loan payable - related party ......................            -        (250,000)
  Exercise of Stock Option ....................................................            -          36,600
                                                                                   ---------     -----------
Net cash provided by (used in) financing activities ...........................        7,260        (638,400)
                                                                                   ---------     -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS     (241,961)        313,305
NET CASH (PROVIDED BY) DISCONTINUED OPERATIONS ................................            -         114,792
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS .........................     (241,961)        428,097
CASH AND CASH EQUIVALENTS, beginning of period ................................      241,961           4,149
                                                                                   ---------     -----------
CASH AND CASH EQUIVALENTS, end of period ......................................    $       -     $   432,246
                                                                                   =========     ===========

                                                                                                  Continued

See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)
(CONTINUED)

                                                                                     2005            2004
                                                                                     ----            ----
SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes are as follows:
  Interest ....................................................................    $       -     $    28,856
  Income taxes ................................................................    $       -     $         -


Financed insurance premiums ...................................................    $       -     $         -


See accompanying notes to condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)


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

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)


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

BASIS OF PRESENTATION

The financial statements at June 30, 2005 and 2004 include the accounts of the Company.

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

B. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended June 30, 2005 and June 30, 2004 include the accounts of Onspan Networking, Inc. and its subsidiary, Onspan Smarthouse Inc. All significant intercompany accounts and transactions have been eliminated.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities
(VIE)," (revised December 2003 by FIN No. 46R), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)


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

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)


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

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts payable and accrued wages approximate fair value as of June 30, 2005, because of the short maturity of these instruments.

REVENUE RECOGNITION

The Company will recognize revenue when:

   1. Persuasive evidence of an arrangement exists

   2. Shipment has occurred

   3. Price is fixed or determinable, and

   4. Collectability is reasonably assured

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)


INVESTMENT SECURITIES

Investments are classified into three categories as follows:

   1. Trading securities reported at fair value with unrealized gains and losses included in earnings;

   2. Securities available-for-sale reported at fair value with unrealized gains and losses reported in other comprehensive income; and

   3. Held-to-maturity securities reported at amortized cost.

PREFERRED STOCK

At June 30, 2005, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. However, the Company has cancelled the accrued dividends on these shares in the amount of $30,946 at December 31, 2004.

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

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)


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

SFAS No. 123 pro forma numbers are as follows for the years ended June 30, 2005 and 2004:

                                           2005               2004
                                           ----               ----

Actual net income (loss) ......         $(288,461)         $(478,011)
                                        =========          =========
Pro forma net income (loss) ...         $(288,461)         $(478,011)
                                        =========          =========
Pro forma basic and diluted net
  Income (loss) per share .....         $    (.26)         $    (.46)
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

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)


C. MARKETABLE SECURITIES

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

The amortized cost of equity securities as shown in the accompanying balance sheet and their estimated market value at June 30, 2005 are as follows:

                                         2005
                                         ----
Available-for-sale securities:
         Cost ................          33,100
         Unrealized gain .....         174,300
                                       -------
                                       207,400
                                       -------

D. OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income for the six months ended June 30, 2005:

Accumulated other comprehensive income (loss) at 9/30/04:         $      -
Unrealized gain from marketable equity securities .......         $174,300
                                                                  --------
Net accumulated other comprehensive income (loss) .......         $174,300
                                                                  ========

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)


E. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2005 and 2004, the Company had no amounts in excess of FDIC insured limit.

F. RELATED PARTY

For the three month period ended June 30, 2005 the Company accrued $13,200 in salaries for its President Herbert Tabin. As of June 30, 2005 the Company had a total of $121,200 accrued salaries to Mr. Tabin .

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

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)


                                                             2005        2004
                                                             ----        ----

Net (loss) ............................................. $ (288,461) $ (478,011)
                                                         ==========  ==========

Denominator for basic earnings per share -
Weighted average shares ................................  1,090,677   1,038,137
Effect of dilutive securities - stock options ..........          -           -
                                                         ----------  ----------
Denominator for diluted earnings per share -
Weighted average shares adjusted for dilutive securities  1,090,677   1,038,137
                                                         ==========  ==========

Basic and diluted earnings (loss) per common share:
Net (loss) ............................................. $     (.26) $     (.46)
                                                         ==========  ==========

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

2. Securities Actions:

RICHARD T. CLARK AND JOEL C. HOLT V. HERBERT TABIN AND GARY SCHULTHEIS, United States District Court Northern District of Oklahoma, Case No. 03-CV-289K(J). On March 28, 2003, Plaintiffs Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively, on behalf of the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000 each,

ONSPAN NETWORKING, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2005 AND 2004
(UNAUDITED)


as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of the Company and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to Dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped the Company as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually and motions to dismiss the Second Amended Complaint are now pending before the Court.

3. Potential Tax Liability:

In 2003, the North Carolina Department of Revenue has contacted the Company with regard to state income taxes for the tax year ended September 30, 1999. Upon investigation, the Company has determined that former management did not file a state income tax return in North Carolina for that year, although a return was filed in Florida for that year and returns were filed in North Carolina for two then subsidiaries of the company. The Company is in the process of investigating the situation and of evaluating what action should be taken as a result of the inquiry by the North Carolina Department of Revenue. The Company has been unable to estimate with any reasonable certainty what liability it may have to the State of North Carolina.

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

RISK FACTORS

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL CAPITAL.

The Company's capital requirements have been and will continue to be significant. The Company had been dependent primarily on existing capital . Future capital needs may be satisfied by either the private placement of equity securities, loans and/or other debt financings. The Company based on its cash requirements and exposure to liability from shareholder lawsuits is unsure if current loans will be sufficient for the next twelve months. The Company is currently, contemplating, pursuing potential funding opportunities which could be debt or equity. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing it will likely cease its operations. Any additional financings may involve substantial dilution to the Company's then-existing shareholders.

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

INVESTMENTS

Investments are classified as either available-for-sale or trading securities and are held for resale in anticipation of short-term market movements or until such securities are registered or are otherwise unrestricted. At June 30, 2005, investments consisted entirely of available for sale securities. Trading account assets, consisting of marketable equity securities, are stated at fair value. Unrealized gains or losses on trading securities are recognized in the statement of operations on a monthly basis based on changes in the fair value of the security as quoted on national or inter-dealer stock exchanges. There were no losses related to investments held for trading as of June 30, 2005 and 2004.

Available-for-sale assets, which are also required to be reported at fair value, unrealized gains and losses excluded from earnings are reported as a separate component of stockholders' equity (net of the effect of income taxes). As of June 30, 2005, the Company held 1,220,000 shares of Evolve One, Inc. common stock.

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

A. LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2005, working capital decreased $82,269 to ($41,217) from $41,052. During this same period, stockholders' equity decreased $83,215 to ($19,005) from $64,210. The decrease in stockholders' equity is due to the ($288,461) net loss for the period, offset by a increase of $174,300 due to the unrealized gain on available for sale securities and the $30,946 due to the reversal of accrued dividend on preferred stock. The Company has not budgeted any significant capital expenditures for the current fiscal year

B. GOING CONCERN

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

C. RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $289,275 during the nine months ended June 30, 2005 as compared to $473,373 during the nine months ended June 30, 2004. The decrease of $184,098 includes primarily a increase of $20,100 for salaries offset by a decrease of ($5,700) for accounting fees, ($169,200) for legal fees, ($14,300) in travel, ($5,300 ) in telephone, ($3,500) in utilities and ($14,300) in rent.

INCOME TAXES

In 2003, the North Carolina Department of Revenue has contacted the Company with regard to state income taxes for the tax year ended September 30, 1999. Upon investigation, the Company has determined that former management did not file a state income tax return in North Carolina for that year, although a return was filed in Florida for that year and returns were filed in North Carolina for two then subsidiaries of the company. The Company is in the process of investigating the situation and of evaluating what action should be taken as a result of the inquiry by the North Carolina Department of Revenue. The Company has been unable to estimate with any reasonable certainty what liability it may have to the State of North Carolina.

OTHER COMPREHENSIVE INCOME (LOSS)

During the nine months ended June 30, 2005, the Company recorded an increase in its net unrealized gain from available-for-sale securities in the amount of $174,300, due to an increase in market value. Available-for-sale securities consists primarily of Evolve One, Inc. (EVLO). There can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards #115 (Accounting for Certain Investments in Debt and Equity Securities), to these securities.

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2005 (the "Evaluation Date") were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2005.

Disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14(c) and 15d-14(c)) are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and their can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

2. Securities Actions:

RICHARD T. CLARK AND JOEL C. HOLT V. HERBERT TABIN AND GARY SCHULTHEIS, United States District Court Northern District of Oklahoma, Case No. 03-CV-289K(J). On March 28, 2003, Plaintiffs Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively, on behalf of the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000 each, as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of the Company and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to Dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped the Company as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually and motions to dismiss the Second Amended Complaint are now pending before the Court.

3. Potential Tax Liability:

In 2003, the North Carolina Department of Revenue has contacted the Company with regard to state income taxes for the tax year ended September 30, 1999. Upon investigation, the Company has determined that former management did not file a state income tax return in North Carolina for that year, although a return was filed in Florida for that year and returns were filed in North Carolina for two then subsidiaries of the company. The Company is in the process of investigating the situation and of evaluating what action should be taken as a result of the inquiry by the North Carolina Department of Revenue. The Company has been unable to estimate with any reasonable certainty what liability it may have to the State of North Carolina.

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

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations.

ITEM 5.  OTHER INFORMATION

There is no immediate family relationship between or among any of the Directors and Executive Officers, except Ms. Dermer who is the sister-in-law of Mr. Tabin.

ITEM 6.  EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

         31.1 Certification dated August 15, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Herbert Tabin, Chief Executive Officer

         31.2 Certification dated August 15, 2005 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Marissa Dertmer, Chief Financial Officer

         32.1     Certification dated August 15, 2005 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Herebert Tabin, Chief Executive Officer.

         32.2     Certification dated August 15, 2005 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Marissa Dermer, Chief Financial Officer.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ONSPAN NETWORKING, INC.


Date: August 15, 2005                  By: /s/ Herbert Tabin
                                           -----------------
                                       Herbert Tabin, President



Date: August 15, 2005                  By: /s/ Marissa Dermer
                                           ------------------
                                       Marissa Dermer, Chief Financial
                                       and Principal Accounting Officer