Form 10KSB
period 2005-09-30
ONSPAN NETWORKING INC
filed 2006-01-13
CIK 842722

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

     (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2005
                                            ------------------

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _______ to _________


                        Commission file number 000-22991
                                               ---------

                             Onspan Networking, Inc.
                             -----------------------
                 (Name of small business issuer in its charter)


                   Nevada                                 87-0460247
                   ------                                 ----------
      (State of other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                 Identification No.)


            1515 N Federal Hwy, Suite 300, Boca Raton, Florida 33432
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                     Issuer's telephone number 561-864-1084
                                               ------------


         Securities registered under Section 12(b) of the Exchange Act:

      Title of each class        Name of each exchange on which registered

             None                              Not applicable
             ----                              --------------


         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                 --------------
                                 Title of class

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_]   No [X]

State issuer's revenues for its most recent fiscal year.     None
                                                         ------------

As of December 31, 2005, the registrant had outstanding 1,089,219 shares of its Common Stock, par value $.012 its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on December 31, 2005 , was approximately $34,860 based on its closing price on the OTC: Bulletin Board on that date. (See Item 5).

                       DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one):  Yes [_];  No [X]

                                TABLE OF CONTENTS

INTRODUCTION

PART I

Item 1.  Business..............................................................4

Item 2.  Properties............................................................8

Item 3.  Legal Proceedings.....................................................8

Item 4.  Submission of Matters to a vote of security holders...................8


PART II

Item 1.  Market for common equity and related stockholder matters..............9

Item 2.  Management's discussion and analysis or plan or operation............10

Item 3.  Other Information....................................................12

Item 4.  Consolidated Financial Statements....................................13


PART III

Item 8.  Changes & Disagreements with Accountants.............................30

Item 8A. Controls & Procedures................................................30

Item 9.  Directors, Executive officers, Promoters and Control persons
         Compliance with Section 16(a) of the Exchange Act....................31

Item 10. Executive Compensation...............................................33

Item 11. Security Ownership of certain beneficial owners and Management.......35

Item 12. Certain relationships and related transactions.......................36

Item 13. Exhibits and Reports on Form 8-K.....................................37

Item 14. Principal Accounting Fees and Services ..............................37

                                     PART I

ITEM 1.  HISTORY OF BUSINESS

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. (the "Company" or "Onspan"). On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed under Discontinued Operations below. April 22, 2003 the Company created a new subsidiary, Coventry 1 Inc. that is a Nevada Corporation. The Company's other subsidiary, Onspan SmartHouse, Inc., is a Florida Corporation. Currently the Company has 3 full time employees.

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

RISK FACTORS

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL CAPITAL.

The Company's capital requirements have been and will continue to be significant. The Company had been dependent primarily on existing capital. Future capital needs may be satisfied by either the private placement of equity securities, loans and/or other debt financings. The Company based on its cash requirements and exposure to liability from shareholder lawsuits is unsure if current loans will be sufficient for the next twelve months. The Company is currently, contemplating, pursuing potential funding opportunities which could be debt or equity. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing it will likely cease its operations. Any additional financings may involve substantial dilution to the Company's then-existing shareholders.

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

      - stock market price and volume fluctuations of publicly-traded companies in general; and

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

ITEM 2.  DESCRIPTION OF PROPERTY

On of November 1, 2004, the company relocated its offices to approximately 1,545 square feet of commercial office space sub-leased from Evolve One, Inc a company related through common ownership under a five year sublease signed November 1, 2004 at a rate of $2,000 per month plus 5% per annum. The Company terminated its sub-lease agreement with Evolve One Inc., as of January 20, 2005. The Company was released of any and all rental obligations in accordance with the Sublease agreement dated October 19, 2004. On February 1, 2005 the Company relocated its principal executive offices to commercial office space leased from Star National Enterprises., under a six-month lease signed on January 13, 2005 at a rate of $1,100 per month. The Company believes its current facilities are adequate for its current needs.

ITEM 3.  LEGAL PROCEEDINGS

1. Securities Actions:

RICHARD T. CLARK AND JOEL C. HOLT V. HERBERT TABIN AND GARY SCHULTHEIS, United States District Court Northern District of Oklahoma, Case No. 03-CV-289K(J). On March 28, 2003, Plaintiffs Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively, on behalf of the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000 each, as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of the Company and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to Dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped the Company as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually. Defendants filed Motions to Dismiss the Second Amended Complaint which was denied by the Court. On December 2, 2005, Plaintiffs filed a Third Amended Complaint alleging claims against Tabin and Schultheis individually for breach of contract, breach of fiduciary duty, civil conspiracy, and violations of Oklahoma securities laws. Plaintiffs seek damages in the amount of $300,000 each, plus the amount of lost opportunity to gain on their investments, less the value of their investments at the time of trial, along with interest costs, attorneys' fees and punative damages. Plaintiffs also seek rescission of their investments in Onspan.

The Company has agreed to indemnify the directors against losses from litigation and has provided for any expected losses resulting from various legal proceedings.

2. Potential Tax Liability:

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

The following table sets forth, for the periods from October 1, 2003, through September 30, 2005, the quarterly high and low closing bid sale prices for the Company's Common Stock as reported on the OTC Bulletin. The prices represent quotations by dealers without adjustment for retail mark ups, mark-downs or commissions and may not represent actual transactions.

                                      HIGH                       LOW
FISCAL YEAR 2005
First Quarter                         $1.75                      $.45
Second Quarter                        $ .95                      $.50
Third Quarter                         $ .51                      $.33
Fourth Quarter                        $ .34                      $.22

                                      HIGH                       LOW
FISCAL YEAR 2004
First Quarter                         $5.00                      $.40
Second Quarter                        $3.80                      $.40
Third Quarter                         $3.80                      $.85
Fourth Quarter                        $0.85                      $.45

As of September 30, 2005, there were approximately 293 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

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

PLAN OF OPERATION AND GOING CONCERN

Prior to August 5, 2002, the Company, a Nevada corporation, was a holding Company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. Following August 5, 2002, the Company, announced a change in its strategy and subsequently sold its operating division InterLAN. In April of 2003, the Company changed its focus to investing in and revitalizing single family homes in established residential neighborhoods in suburban areas. The Company had acquired its first property on June 19, 2003. The Company, which had received engineering plans for the real estate project, had intended to renovate and expand the existing single-family home on this site. However on May 27, 2004 the Company completed the sale of Coventry 1, Inc. and utilized the cash received for legal expenses. The Company and certain of the officers and directors have been a party to several legal proceedings, the Company has provided indemnifications to its officers and directors against losses sustained in these proceedings. Although the Company continues to vigorously defend these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company, impairing the Company's ability to continue as a going concern. Certain employees have agreed to defer receipt of their compensation, and the Company continues to depend on funding provided by its president, Herbert Tabin, to pay its operating expenses. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

MARKETABLE SECURITIES

The Company's marketable securities are classified as available - for - sale and are stated at fair value determined by the last recorded trading price of each security at the balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income, net of applicable income taxes. Related gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in non operating expenses. For purposes of determining realized gains and losses the loss of securities sold is based on specific identification.

COMMITMENTS AND CONTINGENCIES

The Company and certain of its officers and directors have been named as defendants in multiple lawsuits. See Note 12 to Audited Financial Statements.

The Company has indemnified these officers and directors against any losses sustained as a result of these actions.

RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE -

 The Company's selling, general and administrative expenses, including salaries and wages amounted to $434,118 during the twelve months ended September 30, 2005, as compared to $611,322 for the twelve months ended September 30, 2004. The decrease of ($177,204) is a result primarily of lower compensation costs of $22,500, decreased legal fees due to the settlement of two lawsuits of $141,232, decreased rent of $19,736, decreased travel of $14,340.

INCOME TAXES

The Company recorded $208,047 in deferred income tax benefit for the twelve-month period ended September 30, 2005, a 100% valuation allowance was taken against this amount as of September 30, 2005. The Company recorded $193,111 in deferred income tax benefit for the twelve-month period ended September 30, 2004, a 100% valuation allowance was taken against this amount as of September 30, 2004

The North Carolina Department of Revenue has contacted the Company with regard to state income taxes for the tax year ended September 30, 1999. Upon investigation, the Company has determined that former management did not file a state income tax return in North Carolina for that year, although a return was filed in Florida for that year and returns were filed in North Carolina for two then subsidiaries of the company. The Company is in the process of investigating the situation and of evaluating what action should be taken as a result of the inquiry by the North Carolina Department of Revenue. The Company has been unable to estimate with any reasonable certainty what liability it may have to the State of North Carolina.

LIQUIDITY AND CAPITAL RESOURCES

During the twelve months ended September 30, 2005, working capital decreased $306,829 to ($265,777) from $41,052. The primary reasons for the decrease is an increase in accrued wages of $138,100, an increase in notes payable of $40,209, a decrease of cash of $225,896 offset by increase in marketable securities of $152,500. During this same period, stockholders' equity decreased $359,039 to ($294,829) from $64,210. The decrease in stockholders' equity is primarily due to the net loss for the year of ($433,492), and increases in other comprehensive income of $74,470 primary due to the net unrealized gain on available for sale securities. The Company has not budgeted any significant capital expenditures for the current fiscal year.

There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

ITEM 3.  OTHER INFORMATION

None.

ITEM 4.  CONSOLIDATED FINANCIAL STATEMENTS


                                      INDEX

                                                                          Page #

Report of  Independent Registered Public Accounting Firm .....................14

Consolidated balance sheet....................................................15

Consolidated statements of operations.........................................16

Consolidated statements of changes in stockholders' equity....................17

Consolidated statements of cash flows.........................................18

Notes to consolidated financial statements....................................19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Onspan Networking, Inc. and Subsidiary
(f/k/a Network Systems International, Inc.)

We have audited the accompanying consolidated balance sheet of Onspan Networking, Inc. and Subsidiary as of September 30, 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2005, and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Onspan Networking, Inc. and Subsidiary as of September 30, 2005, and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Daszkal Bolton LLP
Boca Raton, Florida
January 12, 2006

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................     $    16,065
  Prepaid Expenses ............................................           2,372
  Marketable Securities .......................................         152,500
                                                                    -----------
Total current assets ..........................................         170,937

Property and equipment, net ...................................           1,894
                                                                    -----------
Total assets ..................................................     $   172,831
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses .......................     $    68,475
  Note payable ................................................          40,209
  Accrued wages ...............................................         283,100
  Deferred tax liability ......................................          44,930
                                                                    -----------

Total current liabilities .....................................         436,714
  Dividend payable ............................................          30,946
                                                                    -----------
Total Liabilities .............................................         467,660
                                                                    -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
    shares; issued and outstanding 1,089,219 shares ...........          13,071
  Paid-in capital .............................................       7,908,845
  Accumulated other comprehensive income, net of tax ..........          74,470
  Accumulated deficit .........................................      (8,291,217)
                                                                    -----------
Total stockholders' deficit ...................................        (294,829)
                                                                    -----------
Total liabilities and stockholders' equity (deficit) ..........     $   172,831
                                                                    ===========

See accompanying notes to consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                       2005             2004
                                                       ----             ----

Revenues .....................................     $         -      $         -

COSTS AND EXPENSES:
  Salaries and wages .........................         157,000          179,500
  Other selling, general and
    administrative expenses ..................         277,118          431,822
                                                   -----------      -----------
                                                       434,118          611,322
                                                   -----------      -----------
Loss from operations .........................        (434,118)        (611,322)

OTHER INCOME (EXPENSE):
  Interest income ............................             814              825
  Interest expense ...........................            (209)          (4,632)
  Other income (expense) .....................              21          (42,832)
                                                   -----------      -----------
    Total other income (expense) .............             626          (46,639)
                                                   -----------      -----------

LOSS BEFORE INCOME TAXES .....................        (433,492)        (657,961)
INCOME TAXES .................................               -                -
NET LOSS .....................................     $  (433,492)     $  (657,961)
                                                   ===========      ===========

BASIC AND DILUTED NET LOSS PER SHARE .........     $     (0.40)     $     (0.63)
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ..........................       1,090,497        1,051,570
                                                   ===========      ===========

See accompanying notes to consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2005 AND 2004
(UNAUDITED)

                                                                                        Accumulated
                                                                                           Other
                                Preferred Stock       Common Stock         Paid-in     Comprehensive  Accumulated
                               Shares  Par Value    Shares    Par Value    Capital     income (loss)     Deficit       Total
                               ------  ---------  ---------   ---------  -----------   -------------  -------------  ----------
BALANCE, September 30, 2003 ..  2,713     $ 2       968,677   $ 11,624   $ 7,873,709     $      -     $ (7,202,903)  $  682,432

Exercise of Stock Options ....                      122,000      1,464        35,136                                     36,600

Sale of Coventry 1 ...........                                                                               3,139        3,139

Net (loss) ...................      -       -             -          -             -                      (657,961)    (657,961)
                               ------     ---     ---------   --------   -----------     --------     ------------   ----------

BALANCE, September 30, 2004 ..  2,713     $ 2     1,090,677   $ 13,088   $ 7,908,845     $      -     $ (7,857,725)  $   64,210
                               ======     ===     =========   ========   ===========     ========     ============   ==========

  Unrealized gain on
   available-for-sale
   securities, net ...........                                                           $ 74,470                        74,470

Shares cancelled in
 settlement ..................                       (1,458)  $    (17)                                                     (17)

    Net (loss) ...............                                                                          $ (433,492)    (433,492)
                               ------     ---     ---------   --------   -----------     --------     ------------   ----------

                                2,713     $ 2     1,089,219   $ 13,071   $ 7,908,845     $ 74,470     $ (8,291,217)  $ (294,829)
                               ======     ===     =========   ========   ===========     ========     ============   ==========

See accompanying notes to consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2005 AND 2004

                                                                                    2005         2004
                                                                                    ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ......................................................................  $(433,492)  $  (657,961)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation ................................................................      1,264         1,131
  Expense of capitalized website costs ........................................     20,000             -
  Change in assets and liabilities
    Inventory .................................................................          -     1,509,972
    Prepaid expenses ..........................................................     (2,372)            -
    Accounts payable and accrued expenses .....................................     43,495       (32,173)
    Accrued interest ..........................................................        209        (9,433)
    Accrued wages payable .....................................................    138,100       145,000
    Amounts due to purchasers of discontinued operations ......................          -       (55,929)
                                                                                 ---------   -----------
Net cash (used in) provided by operating activities ...........................   (232,796)      900,607
                                                                                 ---------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase marketable securities ..............................................    (33,100)            -
  Capital expenditures ........................................................          -       (22,922)
                                                                                 ---------   -----------
Net cash used in investing activities .........................................    (33,100)      (22,922)
                                                                                 ---------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loan repayment Evolve One, Inc. .............................................          -      (675,000)
  Loans from Related Party ....................................................     40,000       250,000
  Payments of loan payable,  related party ....................................          -      (250,000)
  Exercise of Stock Option ....................................................          -        36,600
  Payment to settle litigation ................................................          -      (102,500)
                                                                                 ---------   -----------
Net cash provided by (used in) financing activities ...........................     40,000      (740,900)
                                                                                 ---------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS FROM CONTINUING OPERATIONS   (225,896)      136,785
NET CASH PROVIDED BY  DISCONTINUED OPERATIONS .................................          -       101,027
NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS .........................   (225,896)      237,812
CASH AND CASH EQUIVALENTS, beginning of period ................................    241,961         4,149
                                                                                 ---------   -----------
CASH AND CASH EQUIVALENTS, end of period ......................................  $  16,065   $   241,961
                                                                                 =========   ===========

SUPPLEMENTAL NONCASH FINANCING AND INVESTING ACTIVITIES

* During 2005, the Company received marketable securities in Evolve One, Inc., a related party, in consideration of terminating a lease and abandoning Leasehold improvements. See Note (4)

  In addition, the Company received 1,458 shares in settlement of litigation.

See accompanying notes to consolidated financial statements.

                            ONSPAN NETWORKING , INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2005 AND 2004

1. BACKGROUND INFORMATION

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. (the "Company" or "Onspan"). On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed under Discontinued Operations below. April 22, 2003 the Company created a new subsidiary, Coventry 1 Inc. that is a Nevada Corporation. The Company's other subsidiary, Onspan SmartHouse, Inc., is a Florida Corporation. Currently the Company has 3 full time employees.

On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer, and Gary Schultheis, an employee of the Company, pursuant to which the Company sold its wholly-owned subsidiary, Coventry 1, Inc., to Messrs. Tabin and Schultheis. The sole asset of the subsidiary was a single family home and lot located in Woodfield Country Club, Boca Raton, Florida and related country club golf membership. The purchase price for the shares of the subsidiary was $1,509,972, The purchase price for the subsidiary was based on a comprehensive certified appraisal as defined by the Uniform Standards of Professional Appraisal Practice (USPAP), and the report conforms to applicable FIRREA guidelines and or requirements. Messrs Tabin and Schultheis bore the cost of the appraisal. The purchase includes the country club golf membership, and the purchaser is responsible for all costs and fees associated with the membership. In addition, the Purchaser shall be responsible for all expenses associated with the property comprising the Subsidiary whether accrued or outstanding or subsequently to be outstanding, including outstanding tax balance of $21,188, due to Palm Beach County, Florida for the year 2003, outstanding fees including electric, security etc. totaling $12,768, as well as an outstanding insurance payable of $17,043. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001 The Company, which had received engineering plans, had intended to renovate and expand the existing home on the property. The Company sold the real estate project in order to service mounting legal expenses associated with litigation. The Company used the proceeds from the sale of this division to pay off its Debt to related parties, which included a note payable to Evolve One, Inc and shareholder loans.

2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended September 30, 2005 include the accounts of Onspan Networking, Inc. and its subsidiary, Onspan Smarthouse Inc. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts payable and accrued wages approximate fair value as of September 30, 2005, because of the short maturity of these instruments.

REVENUE RECOGNITION

The Company will recognize revenue when earned and realizable.

MARKETABLE SECURITIES

The Company's marketable securities are classified as available - for - sale and are stated at fair value determined by the last recorded trading price of each security at the balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income, net of applicable income taxes. Related gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in non operating expenses. For purposes of determining realized gains and losses the loss of securities sold is based on specific identification.

PREFERRED STOCK

At September 30, 2005, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if and when the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. As of September 30, 2005 the amount of accumulated unpaid dividends on the preferred stock is approximately $137,000.

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

SFAS No. 123 pro forma numbers are as follows for the years ended September 30, 2005 and 2004:

                                             2005              2004
                                             ----              ----

Actual net loss ...................       $(433,492)        $(657,961)
                                          =========         =========
Pro forma net loss ................       $(433,492)        $(657,961)
                                          =========         =========
Pro forma basic and diluted net
  loss per share ..................       $    (.40)        $    (.63)
                                          =========         =========

EARNINGS (LOSS) PER SHARE

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

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed on a straight-line method based upon the useful lives of the assets.

WEBSITE

In 2004, the Company purchased the Internet Domain www.VOIS.com, and capitalized its related acquisition costs in the amount of $20,000. During the fourth quarter of 2005, the Company decided to utilize this Domain as part of its portal development activities. As a result, the Company expenses its previously capitalized costs as in-progress research and development pursuant to SFAS 2, "Accounting for Research and Development Costs".

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

In December 2004, the FASB issued SFAS No. 123R "Share-Based Payment" ("SFAS 123R"), a revision to SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), and superseding APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, including obtaining employee services in share-based payment transactions. SFAS 123R applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Adoption of the provisions of SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company adoption of SFAS 123R is not expected to have a significant impact on the Company's consolidated financial position and results of operations.

SFAS No. 154, Accounting Changes and Error Corrections, was issued in May 2005 and replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 requires retrospective application for voluntary changes in accounting principle in most instances and is required to be applied to all accounting changes made in fiscal years beginning after December 15, 2005. The Company's expected April 1, 2006 adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial condition or results of operations

3. PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at September 30, 2005 and 2004:

                                                  2005            2004
                                                  ----            ----

Computer equipment .....................        $ 6,612         $ 6,612
                                                -------         -------
Total property and equipment ...........        $ 6,612         $ 6,612
Less: accumulated depreciation .........         (4,718)         (3,454)
                                                -------         -------
Property and equipment, net ............        $ 1,894         $ 3,158
                                                =======         =======

Depreciation expense for the year ended September 30, 2005 and 2004 is $1,264 and $1,131, respectively.

4. MARKETABLE SECURITIES

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

The Company terminated its sub-lease agreement with Evolve One Inc., as of January 20, 2005. Evolve One, Inc. agreed to compensate the Company 20,000 shares of Evolve One, Inc. restricted common stock for the capital improvements abandoned by the Company.

The basis of equity securities as shown in the accompanying balance sheet and their estimated market value at September 30, 2005 are as follows:

                                                        2005
                                                        ----
Available-for-sale securities:
     Cost ........................................     33,100
     Unrealized gain .............................    119,400
                                                      -------
                                                      152,500
                                                      =======

5. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2005 and 2004, the Company had no amounts in excess of FDIC insured limit.

6. NOTE PAYABLE - SHAREHOLDER

The Company has issued the following Secured Promissory Notes payable to its President, Herbert Tabin:

DATE                              AMOUNT     INTEREST RATE       MATURITY DATE
----                              ------     -------------       -------------
July 13, 2005                     15,000         5.25%         December 15, 2005
September 20, 2005                25,000         5.25%         December 15, 2005
  Accrued Interest                   209
                                  ------
Balance, September 30, 2005       40,209
                                  ======

The Company issued the following additional Secured Promissory Notes subsequent to September 30, 2005:

DATE                              AMOUNT     INTEREST RATE       MATURITY DATE
----                              ------     -------------       -------------
October 15, 2005                  20,000         5.25%         December 15, 2005
December 7, 2005                  45,000         5.25%         March 7, 2006
December 14, 2005                 35,000         5.25%         March 15, 2006

7. RELATED PARTY TRANSACTIONS

For the year ended September 30, 2005 the Company accrued $65,700 in salaries for its President Herbert Tabin. As of September 30, 2005 the Company had a total of $137,700 accrued salaries to Mr. Tabin.

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

The Company has agreed to indemnify its Officers and Directors against losses from litigation, and has provided for any expected losses resulting from various legal proceedings (see Note 12).

The Company had a demand line of credit with a related party (Evolve One, Inc.), totaling $1,000,000, under which the Company could borrow on an unsecured basis at 5% annually. On April 1, 2004 The Company repaid to Evolve One, Inc. $22,000 in accrued interest. On May 27, 2004 the Company repaid the remaining outstanding balance of $684,602 including accrued interest. This note has been paid in full and cancelled as of September 30, 2004.

8. STOCKHOLDERS EQUITY

On January 26, 2004, Gary Schultheis exercised employee stock options to obtain 122,000 shares of common stock. These options had an exercisable price of .30 a share. The company received $36,600 in proceeds.

9. OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income for the year ended September 30, 2005:

Accumulated other comprehensive income (loss) at 9/30/04: ........    $       -
Unrealized gain from marketable equity securities ................      119,400
Deferred tax liability ...........................................      (44,930)
                                                                      ---------
Net accumulated other comprehensive income (loss) ................    $  74,470
                                                                      =========

10. EMPLOYEE INCENTIVE STOCK OPTION AGREEMENTS

During 1999, the Company adopted the Onspan Networking, Inc. f/k/a Network Systems International, Inc. "1999 Long Term Stock Incentive Plan." The maximum number of hares authorized and available under the plan was amended to be increased from 41,667 to 500,000 shares, this amendment was approved at the annual shareholder meeting held December 31, 2001. Under the terms of the plan, the options expire after 10 years, as long as the employees remain employed with the Company. The Company has reserved 500,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value.

Pursuant to the Plan on September 2, 2003, the Company granted 122,000 non-qualified stock options and 366,000 incentive stock options to certain directors and employees. The stock options are immediately exercisable. The following is a summary of option activity for the years ended September 30, 2005, and 2004.

                                                                    OPTIONS
                                  OPTIONS                         OUTSTANDING
                                 AVAILABLE                      WEIGHTED AVERAGE
                                 FOR GRANT         OPTIONS       EXERCISE PRICE
                                 ---------         -------       --------------
Balance; September 30, 2003           333          499,667            .67
Granted ...................             -                -              -
Exercised .................      (122,000)        (122,000)           .30
Cancelled .................             -                -              -

Balance; September 30, 2004       122,333          377,667            .67
                                 --------         --------           -----
Granted ...................             -                -              -
Exercised .................             -                -              -
Cancelled .................             -                -              -

Balance; September 30, 2005       122,333          377,667            .67
                                 --------         --------           -----

11. INCOME TAXES

The provision for income taxes for the years ended September 30, consists of the following components:

                                         2005             2004
                                         ----             ----
Continuing operations
    Federal:
      Current ....................       $  -             $  -
      Deferred ...................          -                -
                                         ----             ----
                                         $  -             $  -
                                         ====             ====

Reconciliation of the Federal Statutory Income Tax rate to the Company's effective income tax rate is as follows:

                                                           2005          2004
                                                           ----          ----

Computed at the Statutary rates (34%) ..............    $(147,387)    $(223,707)
Non deductible expenses ............................            5           401
State income taxes (net of federal tax benefit) ....      (15,735)      (23,841)
Unrealized gain on marketable securities ...........      (44,930)            -
                                                        ---------     ---------
Reinstatement/Change in valuation Allowance ........      208,047       247,147
                                                        ---------     ---------
Tax provision (benefit) ............................    $       -     $       -
                                                        =========     =========

The significant temporary differences that give rise to a deferred tax asset as of September 30, 2005 and 2004 are as follows:

                                                           2005          2004
                                                           ----          ----
Deferred tax asset:
Accrued compensation ...............................    $ 105,515     $  53,548
Capital loss Carryforward ..........................       41,798        41,798
NOL Carryforward ...................................      766,988       610,907
                                                        ---------     ---------
     Total deferred tax asset ......................      914,301       706,253
Deferred tax liability:
  Unrealized gain on marketable securities .........      (44,930)            -
                                                        ---------     ---------
     Total .........................................    $ 869,371     $ 706,253
                                                        ---------     ---------
      Less valuation allowance .....................     (914,301)     (706,253)
                                                        ---------     ---------
     Net deferred tax liability ....................    $ (44,930)    $       -
                                                        =========     =========

The net change in the total valuation allowance for the year ended September 30, 2005 was an increase of $208,047.

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

The net operating loss carry forward originated September 30, 2002; the amount is $2,038,234 and expires in 2025.

12. LEGAL PROCEEDINGS

1. Securities Actions:

RICHARD T. CLARK AND JOEL C. HOLT V. HERBERT TABIN AND GARY SCHULTHEIS, United States District Court Northern District of Oklahoma, Case No. 03-CV-289K(J). On March 28, 2003, Plaintiffs Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively, on behalf of the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000 each, as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of the Company and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to Dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped the Company as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually. Defendants filed Motions to Dismiss the Second Amended Complaint which was denied by the Court. On December 2, 2005, Plaintiffs filed a Third Amended Complaint alleging claims against Tabin and Schultheis individually for breach of contract, breach of fiduciary duty, civil conspiracy, and violations of Oklahoma securities laws. Plaintiffs seek damages in the amount of $300,000 each, plus the amount of lost opportunity to gain on their investments, less the value of their investments at the time of trial, along with interest costs, attorneys' fees and punative damages. Plaintiffs also seek rescission of their investments in Onspan.

The Company has agreed to indemnify the directors against losses from litigation and has provided for any expected losses resulting from various legal proceedings.

2. Potential Tax Liability:

In 2003, the North Carolina Department of Revenue contacted the Company with regard to state income taxes for the tax year ended September 30, 1999. Upon investigation, the Company has determined that former management did not file a state income tax return in North Carolina for that year, although a return was filed in Florida for that year and returns were filed in North Carolina for two then subsidiaries of the company. The Company is in the process of investigating the situation and of evaluating what action should be taken as a result of the inquiry by the North Carolina Department of Revenue. The Company has been unable to estimate with any reasonable certainty what liability it may have to the State of North Carolina.

LEGAL SETTLEMENT

Network Systems International of North Carolina, Inc. v Network Systems International, Inc. and OnSpan Networking, Inc. (02-CvS-10154) (Complaint filed September 13, 2002). This action asserted a claim for breach of contract against the Company, seeking certain tax refunds obtained by the Company. The plaintiff, a former subsidiary of the Company, claimed that these tax refunds belong to the plaintiff. The Company filed counterclaims for refund of monies paid by the Company and owed by the Plaintiff, as well as for a declaratory judgment that any tax liability of the Company owed to the North Carolina Department of Revenue must be reimbursed by the Plaintiff. The parties agreed to settle all claims, and the action was dismissed on October 26, 2004. Pursuant to the settlement agreement, the Company paid the Plaintiff $39,800, and the Company and the Plaintiff each released all claims. Additionally, several shareholders affiliated with the Plaintiff agreed to transfer their shares (1,458 shares) to the Company. The Company cancelled these shares on August 16, 2005.

13. LOSS PER SHARE

Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                         2005           2004
                                                         ----           ----

Net loss .........................................   $  (433,492)   $  (657,961)
                                                     ===========    ===========

Denominator for basic loss per share -
Weighted average shares ..........................     1,090,497      1,051,570
Effect of dilutive securities - stock options ....             -              -
                                                     -----------    -----------
Denominator for diluted loss per share -
Weighted average shares adjusted for dilutive
 securities ......................................     1,090,497      1,051,570
                                                     ===========    ===========

Basic and diluted loss per common share ..........   $      (.40)   $      (.63)
                                                     ===========    ===========

14. GOING CONCERN

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. The Company and certain of the officers and directors have been a party to several legal proceedings, the Company has provided indemnifications to its officers and directors against losses sustained in these proceedings. Although the Company continues to vigorously defend these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company, impairing the Company's ability to continue as a going concern. Certain employees have agreed to defer receipt of their compensation, and the Company continues to depend on funding provided by its president, Herbert Tabin, to pay its operating expenses. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

15. SUBSEQUENT EVENTS

The Company issued additional secured promissory notes to its President, Herbert Tabin. See Note 6.

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

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the year ended September 30, 2005.

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

Position or Office              Date              Name                Age
------------------              ----              ----                ---
President/CEO/Director        Jul/2000       Herbert Tabin             38
Treasurer/CFO/Director        Sep/2000       Marissa Dermer            37
Director                        2001         Elizabeth Capra           43

HERBERT TABIN is currently the President, CEO and a Director of the Company. From 1998 to January 2004, Mr. Tabin was also a Director and founder of Evolve One, Inc, a publicly traded company and a related party. Mr. Tabin is also currently Vice President of Millennium Holdings Group, Inc. a private Florida-based venture capital firm. Mr. Tabin has been Vice President with Millennium Holdings since 1996. In February 1999, Mr. Tabin became President of Interactive Golf Marketing a publicly traded company that became WowStores.com. In August 1999, Mr. Tabin resigned as President of WowStores.com following its acquisition by StockFirst.com. Previously, Mr. Tabin was a Vice President of Marketing with LBI Group, Inc., a merchant banking and venture capital group from April 1995 to December 1996. From September 1993 to March 1995 Mr. Tabin was a vice president with HBL Associates a financial relations firm in New York City. From 1989 to August 1993 Mr. Tabin was employed with the American Stock Exchange and New York-based Stock Brokerage firms Stratton Securities, Continental Broker-Dealer and Kensington Wells, Inc. Mr. Tabin received a Bachelor of Science in Business Economics from the State University of New York At Oneonta in 1989. In March 2000, the State University of New York At Oneonta named their campus' largest computer lab, the Tabin Computer Lab.

MARISSA DERMER is a Director of the Company and is currently the Chief Financial Officer. From 2001 until 2005 Ms. Dermer was a controller with Evolve One, Inc., a publicly traded company and a related party. From September 1997 to April 2000, Ms. Dermer was an assistant controller with Mitchell Hutchins Asset Management, Inc., the mutual fund advisory group of Paine Webber Inc. Prior to her employment with Paine Webber, Ms. Dermer was a manager of David Berdon and Company LLP, a prominent public accounting firm headquartered in New York City from 1990 to 1997. Ms. Dermer graduated in 1990 from the State University of New York at Albany with a degree in Business/Accounting.

ELIZABETH CAPRA is a Director of the Company. From 2000 until 2005 Mrs. Capra was an employee with Evolve One, Inc, a publicly traded company and a related party. From October 1992 to July 1999, Mrs. Capra was simultaneously a Property Manager for upscale properties, Reflections of Boca, Inc. and Sanctuary of Boca Raton, Inc., both located in Boca Raton, Florida. From 1984 to 1991 Mrs. Capra was the Assistant to the Vice President of The International Department of Marsh & McLennan - insurance and reinsurance broking, investment management and consulting businesses worldwide. Mrs. Capra graduated in 1983 from Roberts Walsh Business School with a degree in Business Administration.

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our President with respect to any matter that may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our President.

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: OnSpan Networking, Inc., 1515 N Federal Hwy, Suite 300, Boca Raton, FL 33432.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

None.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended September 30, 2003, 2004 and 2005.

SUMMARY COMPENSATION TABLE - ANNUAL COMPENSATION

                                            Other
                                            Annual
Name and Principal Position       Year      Salary      Bonus       Compensation
---------------------------       ----      ------      -----       ------------
Herbert Tabin                     2005        N/A        N/A            N/A
Chairman of the Board             2004        N/A        N/A            N/A
And Chief Executive Officer       2003        N/A        N/A            N/A
Since July 25, 2000

Marissa Dermer                    2005        N/A        N/A            N/A
Chief Financial Officer           2004        N/A        N/A            N/A
Since September 2000              2003        N/A        N/A            N/A


SUMMARY COMPENSATION TABLE - LONG-TERM COMPENSATION

                                                 Securities
                                                 Underlying
                                                  Options
Name and Principal Position       Year             SAR's
---------------------------       ----           ----------
Herbert Tabin                     2005              N/A
Chairman of the Board             2004              N/A
And Chief Executive Officer       2003           122,000(1)
Since July 25, 2000

Marissa Dermer                    2005              N/A
Chief Financial Officer           2004              N/A
Since September 2000              2003           122,000(1)
_________

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

The Stock Incentive Plan is administered by a Committee consisting of three members appointed by the Board of Directors of the Company (the "Committee"). The Committee is currently comprised of Messr. Tabin and Ms. Dermer. and Ms Capra. The Committee, in its sole discretion, has the authority to: (i) designate the key associates or classes of key associates eligible to participate in the Stock Incentive Plan; (ii) to grant awards provided in the Stock Incentive Plan in the form and amount determined by the Committee; (iii) to impose such limitations, restrictions and conditions upon any such award as the Committee shall deem appropriate; and (iv) to interpret the Stock Incentive Plan.

The maximum aggregate number of shares of common stock available for issuance under the Stock Incentive Plan is 500,000 shares. At September 30, 2005, there were options to purchase 377,667 shares of the Company's common stock outstanding under the Stock Incentive Plan. The shares of common stock available for issuance under the Stock Incentive Plan are subject to adjustment for any stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like. Shares issued may consist in whole or in part of authorized but unissued shares or treasury shares. Shares tendered by a participant as payment for shares issued upon exercise of an option shall be available for issuance under the Stock Incentive Plan.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                 Percent of total
         Number of               options/SARs
         Securities              grated to           Exercise or
         Underlying Options/     employees in        Base             Expiration
Name     SARs granted (#)        fiscal year         Price ($/Sh)     Date
----     -------------------     ----------------    ------------     ----------
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates all persons who, as of September 30, 2005, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. The Company's common stock is the only class of its voting securities. As of September 30, 2005, there were 1,089,219 shares of the Company's common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and includes any securities which the person has the right to acquire within 60 days through the conversion or exercise of any security or other right. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of its common stock beneficially owned by them. The information as to the number of shares of the Company's common stock owned by each named person or group is based upon the information contained in a record list of the Company's shareholders at September 30, 2005.

Title of                                           Amount & Nature of    % of
 Class       Name & Address of Beneficial Owner    Beneficial Owner      Class
--------     ----------------------------------    ------------------    -----

Common       Herbert Tabin
             1515 N. Federal Hwy
             Suite 300
             Boca Raton, FL 33432                      359,002(1)        29.44%

Common       Marissa Dermer
             1515 N. Federal Hwy
             Suite 300
             Boca Raton, FL 33432                      124,667(2)        10.27%

Common       Elizabeth Capra
             1515 N. Federal Hwy
             Suite 300
             Boca Raton, FL 33432                      122,000(3)        10.07%

Common       Gary Schultheis
             1515 N. Federal Hwy
             Suite 300
             Boca Raton, FL 33432                      158,500           14.55%

Common       All directors and executive
             officers as a group (four persons)        764,169           52.12%
__________

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a) EXHIBITS

    14 Onspan Code of Business Conduct and Ethics Adopted by the Board of Directors On November 1, 2003.

    31.1 Certification of the Principal Executive Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002, by Herbert Tabin, Chief Executive Officer.

    31.2 Certification of the Principal Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to
             Section 302 of the Sarbanes-Oxley Act of 2002, by Marissa Dermer, Chief Financial Officer.

    32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Herebert Tabin, Chief Executive Officer.

    32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Marissa Dermer, Chief Financial Officer.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate audit fees billed by Daszkal Bolton LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2005 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending December 31, March 31, and June 30, 2005 were $12,500.

The aggregate audit fees billed by Daszkal Bolton LLP for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004 and for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending December 31, March 31, and June 30, 2004 were $19,000.

AUDIT RELATED FEES

For the fiscal years ended September 30, 2005 and 2004, the aggregate fees billed for assurance and related services by Daszkal Bolton LLP relating to the performance of the audit of our financial statements which are not reported under the caption "Audit Fees" above was $0 and $0, respectively.

TAX FEES

For the fiscal years ended September 30, 2005 and 2004 the aggregate fees billed for tax compliance, tax advice and tax planning, include the preparation of federal and state corporate income tax returns. The aggregate tax fees billed to Onspan by Daszkal Bolton LLP for the fiscal years ended September 30, 2005 and 2004 were approximately $0 and $768, respectively.

ALL OTHER FEES

Other than fees relating to the services described above under "Audit Fees," "Audit-Related Fees" and "Tax Fees," there were no additional fees billed by Daszkal Bolton LLP for services rendered to Onspan for the fiscal years ended September 30, 2005 and 2004.

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

The audit committee pre-approves all services provided by our independent auditors, including those set forth above. The audit committee has considered the nature and amount of fees billed by Daszkal Bolton LLP. and believes that the provision of services for activities unrelated to the audit is compatible with maintaining Daszkal Bolton LLP's independence.

                                   SIGNATURES

         In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ONSPAN NETWORKING, INC.


                             By:   /s/ Herbert Tabin
                                   -----------------
                                   Herbert Tabin,
                                   Principal Executive Officer

                             Date: January 13, 2006



         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                             By:   /s/ Herbert Tabin
                                   -----------------
                                   Herbert Tabin,
                                   Principal Executive Officer

                             Date: January 13, 2006


                             By:   /s/ Marissa Dermer
                                   ------------------
                                   Marissa Dermer,
                                   Principal Accounting and
                                   Financial Officer

                             Date: January 13, 2006