Form 10QSB
period 2005-12-31
ONSPAN NETWORKING INC
filed 2006-02-15
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                      For Quarter Ended: DECEMBER 31, 2005


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

The number of shares outstanding of registrant's common stock, par value $.012 per share, as of February 14, 2006 was 1,089,219.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

ONSPAN NETWORKING, INC. AND SUBSIDIARY

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part I.    Unaudited Financial Information

   Item 1. Condensed Consolidated:
           Balance Sheet - December 31, 2005 .............................     3

           Statements of Operations -
           Three Months Ended December 31, 2005 and 2004 .................     4

           Statement of Stockholders' Deficit -
           Three Months Ended December 31, 2005 ..........................     5

           Statements of Cash Flows -
           Three Months Ended December 31, 2005 and 2004 .................     6

           Notes to Financial Statements -
           Three Months Ended December 31, 2005 and 2004 .................     7

   Item 2. Managements Discussion and Analysis of Financial Condition
           and Results of Operations .....................................    15

   Item 3. Controls and Procedures .......................................    20


Part II.   Other Information

   Item 1. Legal Proceedings .............................................    22

   Item 5. Other Information .............................................    22

   Item 6. Exhibits and Reports Form 8-K .................................    23

                    PART I - UNAUDITED FINANCIAL INFORMATION

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................     $    16,519
  Prepaid Expenses ............................................           2,372
  Marketable Securities .......................................          57,340
                                                                    -----------
Total current assets ..........................................          76,231

Property and equipment, net ...................................           1,711
                                                                    -----------
Total assets ..................................................     $    77,942
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses .......................     $    35,519
  Note payable ................................................         141,201
  Accrued wages ...............................................         321,600
  Deferred tax liability ......................................           9,122
                                                                    -----------
Total current liabilities .....................................         507,442
  Dividend payable ............................................          30,946
                                                                    -----------
Total Liabilities .............................................         538,388
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
    shares; issued and outstanding 1,089,219 shares ...........          13,071
  Paid-in capital .............................................       7,908,845
  Accumulated other comprehensive income, net of tax ..........          15,118
  Accumulated deficit .........................................      (8,397,482)
                                                                    -----------
Total stockholders' deficit ...................................        (460,446)
                                                                    -----------
Total liabilities and stockholders' deficit ...................     $    77,942
                                                                    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                        THREE MONTHS ENDED
                                                            DECEMBER 31,
                                                            ------------
                                                       2005             2004
                                                       ----             ----

Revenues .....................................     $         -      $         -


COSTS AND EXPENSES:
  Salaries and wages .........................          40,000           40,000
  Other selling, general and
    administrative expenses ..................          65,274           64,656
                                                   -----------      -----------
                                                       105,274          104,656
                                                   -----------      -----------
Loss from operations .........................        (105,274)        (104,656)

OTHER INCOME (EXPENSE):
  Interest income ............................               1              469
  Interest expense ...........................            (992)               -
                                                   -----------      -----------
    Total other income (expense) .............            (991)             469
                                                   -----------      -----------

LOSS BEFORE INCOME TAXES .....................        (106,265)        (104,187)
INCOME TAXES .................................               -                -
                                                   -----------      -----------
NET LOSS .....................................     $  (106,265)     $  (104,187)
                                                   ===========      ===========


BASIC AND DILUTED NET LOSS PER SHARE .........     $     (0.10)     $     (0.10)
                                                   ===========      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ..........................       1,089,219        1,090,677
                                                   ===========      ===========

See accompanying notes to unaudited condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (UNAUDITED) THREE MONTHS ENDED DECEMBER 31, 2005

                                                                                Accumulated
                                                                                   Other
                        Preferred Stock       Common Stock         Paid-in     Comprehensive    Accumulated
                       Shares  Par Value    Shares   Par Value     Capital     income (loss)      Deficit         Total
                       ------  ---------  ---------  ---------   -----------   -------------   -------------   -----------
BALANCE,
 September 30, 2005 .. 2,713      $ 2     1,089,219   $ 13,071   $ 7,908,845      $ 74,470     $ (8,291,217)   $ (294,829)

  Unrealized loss on
   available-for-sale
   securities, net of
   tax ...............     -        -             -          -             _       (59,352)               -       (59,352)

Net (loss) ...........     -        -             -          -             -             -         (106,265)     (106,265)
                       -----      ---     ---------   --------   -----------      --------     ------------    ----------
BALANCE,
 December 31, 2005 ... 2,713      $ 2     1,089,219   $ 13,071   $ 7,908,845      $ 15,118     $ (8,397,482)   $ (460,446)
                       =====      ===     =========   ========   ===========      ========     ============    ==========

See accompanying notes to unaudited condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004

                                                             2005        2004
                                                             ----        ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...............................................  $(106,265)  $(104,187)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation .........................................        183         343
  Change in assets and liabilities
    Accounts payable and accrued expenses ..............    (32,956)      8,270
    Accrued interest ...................................        992           -
    Accrued wages payable ..............................     38,500      40,000
                                                          ---------   ---------
Net cash used in  operating activities .................    (99,546)    (55,574)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase marketable securities .......................          -     (27,000)
  Capital expenditures .................................          -      (6,100)
                                                          ---------   ---------
Net cash used in investing activities ..................          -     (33,100)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Loans from Related Party .............................    100,000           -

                                                          ---------   ---------
Net cash provided by financing activities ..............    100,000           -
                                                          ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............        454     (88,674)
CASH AND CASH EQUIVALENTS, beginning of period .........     16,065     241,961
                                                          ---------   ---------
CASH AND CASH EQUIVALENTS, end of period ...............  $  16,519   $ 153,287
                                                          =========   =========

See accompanying notes to unaudited condensed consolidated financial statements.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)


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

On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer, and Gary Schultheis, an employee of the Company, pursuant to which the Company sold its wholly-owned subsidiary, Coventry 1, Inc., to Messrs. Tabin and Schultheis. The sole asset of the subsidiary was a single family home and lot located in Woodfield Country Club, Boca Raton, Florida and related country club golf membership. The purchase price for the shares of the subsidiary was $1,509,972, The purchase price for the subsidiary was based on a comprehensive certified appraisal as defined by the Uniform Standards of Professional Appraisal Practice (USPAP), and the report conforms to applicable FIRREA guidelines and or requirements. Messrs Tabin and Schultheis bore the cost of the appraisal. The purchase includes the country club golf membership, and the purchaser is responsible for all costs and fees associated with the membership. In addition, the Purchaser shall be responsible for all expenses associated with the property comprising the Subsidiary whether accrued or outstanding or subsequently to be outstanding, including outstanding tax balance of $21,188, due to Palm Beach County, Florida for the year 2003, outstanding fees including electric, security etc. totaling $12,768, as well as an outstanding insurance payable of $17,043. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001 The Company, which had received engineering plans, had intended to renovate and expand the existing home on the property. The Company sold the real estate project in order to service mounting legal expenses associated with litigation. The Company used the proceeds from the sale of this division to pay off its debt, which included a note payable to Evolve One, Inc and shareholder loans.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)


BASIS OF PRESENTATION

The financial statements at December 31, 2005 and 2004 include the accounts of the Company.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2005, which is included in the Company's Form 10-KSB for the year ended September 30, 2005. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete year.

B. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended December 31, 2005 include the accounts of Onspan Networking, Inc. and its subsidiary, Onspan Smarthouse Inc. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts payable and accrued wages approximate fair value as of December 31, 2005, because of the short maturity of these instruments.

REVENUE RECOGNITION

The Company will recognize revenue when earned and realizable

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)


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

PREFERRED STOCK

At December 31, 2005, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if and when the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. As of December 31, 2005 the amount of accumulated unpaid dividends on the preferred stock is approximately $144,000.

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

STOCK OPTION PLAN

Prior to the Company's adoption of SFAS No. 123R"Accounting for Stock Based Compensation" ("SFAS 123R") the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)


SFAS 123 requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below. These amounts have not been reflected in the Company's Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees.

The pro forma amount was as follows for the period ended December 31, 2004:

                                                  2004
                                                  ----

Actual net loss ........................       $(104,187)
                                               =========
Pro forma net loss .....................       $(104,187)
                                               =========
Pro forma basic and diluted net
  loss per share .......................       $    (.10)
                                               =========

LOSS PER SHARE

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share do not reflect the potential dilution from the exercise or conversion of securities into common stock as such effect was antidilutive.

USE OF ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)


C. PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at December 31, 2005:

                                                   2005
                                                   ----

Computer equipment .....................         $ 6,612
                                                 -------
Total property and equipment ...........         $ 6,612
Less: accumulated depreciation .........          (4,901)
                                                 -------
Property and equipment, net ............         $ 1,711
                                                 =======

Depreciation expense for the period ended December 31, 2005 and 2004 is $183 and $343, respectively.

D. MARKETABLE SECURITIES

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

The basis of equity securities as shown in the accompanying balance sheet and their estimated market value at December 31, 2005 is as follows:

                                                   2005
                                                   ----
Available-for-sale securities:
         Cost ..........................          33,100
         Unrealized gain ...............          24,240
                                                  ------
                                                  57,340
                                                  ------

E. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2005 and 2004, the Company had no amounts in excess of FDIC insured limit.

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)


F. OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income for the three months ended December 31, 2005:

Accumulated other comprehensive income at 9/30/05: ...............     $ 74,470
Unrealized loss from marketable equity securities ................      (95,160)
Deferred tax benefit .............................................       35,808
                                                                       --------
Net accumulated other comprehensive income .......................     $ 15,118
                                                                       ========

G. NOTE PAYABLE - SHAREHOLDER

The Company has issued the following Secured Promissory Notes payable to its President, Herbert Tabin:

          DATE                   AMOUNT     INTEREST RATE       MATURITY DATE
          ----                   ------     -------------       -------------
July 13, 2005 ...............    15,000         5.25%         December 15, 2005
September 20, 2005 ..........    25,000         5.25%         December 15, 2005
October 15, 2005 ............    20,000         5.25%         December 15, 2005
December 7, 2005 ............    45,000         5.25%         March 7, 2006
December 14, 2005 ...........    35,000         5.25%         March 15, 2006
  Accrued Interest ..........     1,201
                                -------
Balance, December 31, 2005 ..   141,201

At December 31, 2005, secured promissory notes in the amount of $60,000 were in default. As a result, the interest rate on these notes increases an additional 12% per annum.

The Company issued the following additional Secured Promissory Notes subsequent to December 31, 2005:

          DATE                   AMOUNT     INTEREST RATE     MATURITY DATE
          ----                   ------     -------------     -------------
February 3, 2006                 10,000         5.25%         May 3, 2006

H. RELATED PARTY TRANSACTIONS

For the period ended December 31, 2005 the Company accrued $17,500 in salaries for its President Herbert Tabin. As of December 31, 2005 the Company had a total of $155,200 accrued salaries to Mr. Tabin.

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

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)


The Company has agreed to indemnify the Directors against losses from litigation, and has provided for any expected losses resulting from various legal proceedings, and has provided for any expected losses resulting from various legal proceedings (See Note J).

I. LOSS PER SHARE

Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                         2005           2004
                                                         ----           ----

Net loss .........................................   $  (106,265)   $  (104,187)
                                                     ===========    ===========

Denominator for basic loss per share -
Weighted average shares ..........................     1,089,219      1,090,677
Effect of dilutive securities - stock options ....             -              -
                                                     -----------    -----------

Denominator for diluted loss per share -
Weighted average shares adjusted for dilutive
 securities ......................................     1,089,219      1,090,677

Basic and diluted loss per common share ..........   $      (.10)   $      (.10)
                                                     ===========    ===========

J.  LEGAL PROCEEDINGS

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

ONSPAN NETWORKING, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
(UNAUDITED)


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

L. SUBSEQUENT EVENTS

The Company issued additional secured promissory notes to its President, Herbert Tabin. See Note G.

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

COMMITMENTS AND CONTINGENCIES

The Company and certain of its officers and directors have been named as defendants in multiple lawsuits. See Note J to the condensed consolidated Financial Statements.

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

A. LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2005, working capital decreased $165,434 to ($431,211) from ($265,777). The primary reasons for the decrease is an increase in accrued wages of $38,500, an increase in notes payable of $100,992, a decrease of cash of $454, a decrease in marketable securities of $95,160, and a decrease in accounts payable $32,956. During this same period, stockholders' equity decreased $165,617 to ($460,446) from ($294,829). The decrease in stockholders' equity is primarily due to the net loss for the year of ($106,265), and decreases in other comprehensive income of ($59,352) primary due to the net unrealized gain on available for sale securities. The Company has not budgeted any significant capital expenditures for the current fiscal year.

There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

B. RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE -

The Company's selling, general and administrative expenses, including salaries and wages amounted to $105,274 during the three months ended December 31, 2005, as compared to $104,656 for the three months ended December 31, 2004. The increase of $618 is immaterial.

INCOME TAXES

The Company recorded $4,178 in deferred income tax benefit for the three-month period ended December 31, 2005, a 100% valuation allowance was taken against this amount as of December 31, 2005. The Company recorded $243,739 in deferred income tax benefit for the three-month period ended December 31, 2004, a 100% valuation allowance was taken against this amount as of December 31, 2004

The North Carolina Department of Revenue has contacted the Company with regard to state income taxes for the tax year ended September 30, 1999. Upon investigation, the Company has determined that former management did not file a state income tax return in North Carolina for that year, although a return was filed in Florida for that year and returns were filed in North Carolina for two then subsidiaries of the company. The Company is in the process of investigating the situation and of evaluating what action should be taken as a result of the inquiry by the North Carolina Department of Revenue. The Company has been unable to estimate with any reasonable certainty what liability it may have to the State of North Carolina.

OTHER COMPREHENSIVE INCOME (LOSS)

During the three months ended December 31, 2005, the Company recorded a decrease in its net unrealized gain from available-for-sale securities in the amount of $59,352 net of tax, due to a decrease in market value. Available-for-sale securities consists exclusively of Evolve One, Inc. (EVLO). There can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards No.115, "Accounting for Certain Investments in Debt and Equity Securities", to these securities.

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2005 (the "Evaluation Date") were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2005.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a) EXHIBITS

         31.1 Certification dated February 14, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Herbert Tabin, Chief Executive Officer

         31.2 Certification dated February 14, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Marissa Dermer, Chief Financial Officer

         32.1     Certification dated February 14, 2006 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Herbert Tabin, Chief Executive Officer.

         32.2     Certification dated February 14, 2006 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Marissa Dermer, Chief Financial Officer.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ONSPAN NETWORKING, INC.



Date: February 14, 2006                 By: /s/ Herbert Tabin
                                            -----------------
                                        Herbert Tabin, President



Date: February 14, 2006                 By: /s/ Marissa Dermer
                                            ------------------
                                        Marissa Dermer, Chief Financial
                                        and Principal Accounting Officer