Form 10QSB
period 2006-03-31
ONSPAN NETWORKING INC
filed 2006-05-15
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For Quarter Ended: March 31, 2006


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


                21218 ST ANDREWS BLVD #610, BOCA RATON, FL 33433
                ------------------------------------------------
                     (Address of principal executive office)


                                 (561) 306-5700
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes [X]   No [ ].


The number of shares outstanding of registrant's common stock, par value $.012 per share, as of March 31, 2006 was 1,089,219.


Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X].

                             ONSPAN NETWORKING, INC.

                                      INDEX

                                                                           Page
                                                                            No.
                                                                          ------
Part I.  Unaudited Financial Information

Item 1.  Condensed Consolidated:
         Balance Sheet - As of March 31, 2006 ...........................      3

         Condensed Consolidated Statements of Operations -
         For the Three and Six  Months Ended March 31, 2006 and 2005 ....      4

         Condensed Consolidated Statements of Cash Flows -
         For the Six Months Ended March 31, 2006 and 2005 ...............      5

         Condensed Consolidated Notes to Financial Statements ...........   6-15

Item 2.  Managements Discussion and Analysis of Financial Condition
         and Results of Operations ......................................  16-23


Part II. Other Information

Item 1.  Legal Proceedings ..............................................     23

Item 3.  Controls and Procedures ........................................     24

Item 5.  Other Information ..............................................     25

Item 6.  Exhibits and Reports Form 8-K ..................................     25

                             ONSPAN NETWORKING, INC.

                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                              AS OF MARCH 31, 2006


                                     ASSETS

CURRENT ASSETS
  Cash and cash equivalents ...................................     $    57,457
  Marketable Securities .......................................          73,200
                                                                    -----------
Total current assets ..........................................         130,657

Property and equipment, net ...................................           1,528
                                                                    -----------

Total assets ..................................................     $   132,185
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses .......................     $    65,551
  Notes payable - Shareholder .................................         210,748
  Accrued wages ...............................................         360,600
  Deferred tax liability ......................................          15,090
                                                                    -----------

Total current liabilities .....................................         651,989
  Dividend payable ............................................          30,946
                                                                    -----------
Total Liabilities .............................................         682,935
                                                                    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock; $.001 par value; authorized 12,500
    shares; issued and outstanding 2,713 shares;
    liquidation preference $271,300 ...........................               2
  Common stock, $.012 par value.  Authorized 8,333,333
   shares; issued and outstanding 1,089,219 shares ............          13,071
  Paid-in capital .............................................       7,908,845
  Accumulated other comprehensive income, net of tax ..........          25,010
  Accumulated deficit .........................................      (8,497,678)
                                                                    -----------
Total stockholders' deficit ...................................        (550,750)
                                                                    -----------

Total liabilities and stockholders' deficit ...................     $   132,185
                                                                    ===========

See accompanying notes to unaudited condensed consolidated financial statements.

                                 ONSPAN NETWORKING, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                               MARCH 31,                 MARCH 31,
                                      -------------------------   -----------------------
                                          2006          2005         2006         2005
                                      -----------   -----------   ----------   ----------
Revenues ...........................  $         -   $         -   $        -   $        -

COSTS AND EXPENSES:
  Salaries and wages ...............       39,000        21,000       79,000       61,000
  Other selling, general and
   administrative expenses .........       78,447        92,113      144,713      156,769
                                      -----------   -----------   ----------   ----------
                                          117,447       113,113      223,713      217,769
                                      -----------   -----------   ----------   ----------
Loss from operations ...............     (117,447)     (113,113)    (223,713)    (217,769)

OTHER INCOME (EXPENSE):
  Other income .....................       17,250             -       17,250            -
  Interest income ..................            1           277            2          746
                                      -----------   -----------   ----------   ----------
    Total other income (expense) ...       17,251           277       17,252          746
                                      -----------   -----------   ----------   ----------

LOSS BEFORE INCOME TAXES ...........     (100,196)     (112,836)    (206,461)    (217,023)
INCOME TAXES .......................            -             -            -            -
                                      -----------   -----------   ----------   ----------

NET LOSS ...........................  $  (100,196)  $  (112,836)    (206,461)    (217,023)
                                      ===========   ===========   ==========   ==========

BASIC AND DILUTED NET LOSS PER SHARE  $     (0.09)  $     (0.10)  $    (0.19)  $    (0.20)
                                      ===========   ===========   ==========   ==========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ................    1,089,219     1,090,677    1,089,219    1,090,677
                                      ===========   ===========   ==========   ==========

     See accompanying notes to unaudited condensed consolidated financial statements.

                                             4

                             ONSPAN NETWORKING, INC.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005


                                                           2006          2005
                                                           ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...........................................    $(206,461)    $(217,023)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation .....................................          366           678
  Common stock received in exchange for
   leasehold improvements ..........................            -        (6,100)
  Change in assets and liabilities
    Prepaid expenses ...............................        2,372        (2,372)
    Accounts payable ...............................       (2,924)       14,205
    Accrued interest ...............................        5,539             -
    Accrued wages payable ..........................       77,500        61,000
                                                        ---------     ---------

Net cash used in operating activities ..............     (123,608)     (149,612)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase marketable securities ...................            -       (27,000)
                                                        ---------     ---------

Net cash used in investing activities ..............            -       (27,000)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of Notes Payable - Shareholder .........      165,000             -

                                                        ---------     ---------

Net cash provided by  financing activities .........      165,000             -
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       41,392      (176,612)
CASH AND CASH EQUIVALENTS, beginning of period .....       16,065       241,961
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, end of period ...........    $  57,457     $  65,349
                                                        =========     =========

See accompanying notes to unaudited condensed consolidated financial statements.

                             ONSPAN NETWORKING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer, and Gary Schultheis, an employee of the Company, pursuant to which the Company sold its wholly-owned subsidiary, Coventry 1, Inc., to Messrs. Tabin and Schultheis. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001. On March 1, 2006 Messrs. Tabin and Schultheis sold the above property for $2,300,000 and paid to the Company $17,250. The Company sold the real estate project in order to service mounting legal expenses associated with litigation.

                             ONSPAN NETWORKING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

BASIS OF PRESENTATION

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

B. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended March 31, 2006 include the accounts of Onspan Networking, Inc. and its subsidiary, Onspan Smarthouse Inc. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts payable and accrued wages approximate fair value as of March 31, 2006, because of the short maturity of these instruments.

REVENUE RECOGNITION

The Company will recognize revenue when earned and realizable

MARKETABLE SECURITIES

The Company's marketable securities are classified as available-for-sale and are stated at fair value determined by the last recorded trading price of each security at the balance sheet date. Unrealized gains and losses are included in Accumulated Other Comprehensive Income, net of applicable income taxes.

                             ONSPAN NETWORKING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Related gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in non operating expenses. For purposes of determining realized gains and losses the loss of securities sold is based on specific identification.

PREFERRED STOCK

At March 31, 2006, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if and when the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. As of March 31, 2006 the amount of accumulated unpaid dividends on the preferred stock is approximately $150,000.

STOCK OPTION PLAN

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective approach and accordingly, prior periods have not been restated to reflect the impact of SFAS 132R.

Prior to the Company's adoption of SFAS No. 123R "Accounting for Stock Based Compensation" ("SFAS 123R"), the Company applied the intrinsic value-based method of accounting prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, in accounting for its stock option plan. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

SFAS No. 123 requires the Company to disclose pro forma information regarding option grants made to its employees. SFAS 123 specifies certain valuation techniques that produce estimated compensation charges that are included in the pro forma results below.

                             ONSPAN NETWORKING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

These amounts have not been reflected in the Company's Condensed Consolidated Statement of Operations, because Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," specifies that no compensation charge arises when the price of the employees' stock options equal the market value of the underlying stock at the grant date, as in the case of options granted to the Company's employees.

The pro forma amount was as follows for the period ended March 31, 2005:

                                           2005
                                           ----

Actual net loss ...............         $(217,023)
                                        =========
Pro forma net loss ............         $(217,023)
                                        =========
Pro forma basic and diluted net
  loss per share ..............         $    (.20)
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

                             ONSPAN NETWORKING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

C. PROPERTY AND EQUIPMENT

Property and equipment, which are reflected at cost, consist of the following at March 31, 2006:

                                         2006
                                         ----

Computer equipment ...........         $ 6,612
                                       -------
Total property and equipment .         $ 6,612
Less: accumulated depreciation          (5,084)
                                       -------
Property and equipment, net ..         $ 1,528
                                       =======

Depreciation expense for the six month period ended March 31, 2006 and 2005 is $366 and $678, respectively.

D. MARKETABLE SECURITIES

On October 15, 2004, the Company purchased 150,000 shares for $.18 per share for an aggregate purchase price of $27,000 (1,200,000 Evolve One, Inc. common shares post split). Evolve One, Inc. also is a related party where certain officers and directors of the Company are also is a 30% shareholders of Evolve One Inc.

The Company terminated its sub-lease agreement with Evolve One Inc., as of January 20, 2005. Evolve One, Inc. agreed to compensate the Company 20,000 shares of Evolve One, Inc. restricted common stock for the capital improvements abandoned by the Company.

The carrying value of equity securities as shown in the accompanying balance sheet and their estimated market value at March 31, 2006 is as follows:

                                        2006
                                        ----

Available-for-sale securities:
         Cost ................         33,100
         Unrealized gain .....         40,100
                                       ------
                                       73,200
                                       ======

Subsequent to March 31, 2006 the Company entered into a stock purchase agreement with Progress Partners, Inc., a Florida corporation, and certain individuals to sell 1,191,172 of its 1,200,000 shares of Evolve One, Inc currently owned by the Company for $10,653.

                             ONSPAN NETWORKING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

E. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At March 31, 2006 and 2005, the Company had no amounts in excess of FDIC insured limit.

F. OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income for the six months ended March 31, 2006:

Accumulated other comprehensive income at September 30, 2005:          $ 74,470
Unrealized (loss) from marketable equity securities ..........          (79,300)
Deferred tax benefit .........................................           29,840
                                                                       --------
Net accumulated other comprehensive income ...................         $ 25,010
                                                                       ========

G. NOTE PAYABLE - SHAREHOLDER

The Company has issued the following Secured Promissory Notes payable to its President, Herbert Tabin:

DATE                            AMOUNT      INTEREST RATE      MATURITY DATE
----                            ------      -------------      -------------
July 13, 2005 .............     15,000          5.25%          December 15, 2005
September 20, 2005 ........     25,000          5.25%          December 15, 2005
October 15, 2005 ..........     20,000          5.25%          December 15, 2005
December 7, 2005 ..........     45,000          5.25%          March 7, 2006
December 14, 2005 .........     35,000          5.25%          March 15, 2006
February 3, 2006 ..........     10,000          5.25%          May 15, 2006
March 5, 2006 .............     25,000          5.25%          July 15, 2006
March 27, 2006 ............     30,000          5.25%          July 15, 2006
Accrued Interest ..........      5,748
                               -------
Balance, March 31, 2006 ...    210,748
                               =======

At March 31,2006, secured promissory notes in the amount of $140,000 were in default. As a result, the interest rate on these notes increase an additional 12% per annum to 17.25%.

H. INCOME TAXES

The provision for income taxes for the six months ended March 31, 2006 consists of the following components:

                             ONSPAN NETWORKING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Continuing operations
    Federal:
      Current ....................       $  -
      Deferred ...................          -
                                         ----
                                         $  -
                                         ====

Reconciliation of the Federal Statutory Income Tax rate to the Company's effective income tax rate is as follows:

Computed at the Statutary rates (34%) ..............    $ (70,197)
Non deductible expenses ............................            -
State income taxes (net of federal tax benefit) ....       (7,494)
Unrealized loss on marketable securities ...........       29,840

Change in valuation allowance ......................      (47,851)
                                                        ---------
Tax provision (benefit) ............................    $       -
                                                        =========

The significant temporary differences that give rise to a deferred tax asset as of March 31, 2006 as follows:

Deferred tax asset:
Accrued compensation ...............................    $ 134,679
Capital loss Carryforward ..........................       41,798
NOL Carryforward ...................................      785,675
                                                        ---------
     Total deferred tax asset ......................      962,152
Deferred tax liability:
  Unrealized gain on marketable securities .........      (15,090)
                                                        ---------
     Total .........................................    $ 947,062
                                                        ---------
      Less valuation allowance .....................     (962,152)
                                                        ---------
     Net deferred tax liability ....................    $ (15,090)
                                                        =========

The net change in the total valuation allowance for the six month period ended March 31, 2006 was an increase of $47,851.

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

I. RELATED PARTY TRANSACTIONS

For the period ended March 31, 2006 the Company accrued $35,500 in salaries for its President Herbert Tabin. As of March 31, 2006 the Company had a total of $173,200 accrued salaries to Mr. Tabin.

                             ONSPAN NETWORKING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On October 15, 2004 The Company purchased 150,000 shares for $.18 per share for an aggregate purchase price of $27,000. (1,200,000 shares post split ) of Evolve One, Inc, a related party where certain officers and directors of the Company were also officers and directors of Evolve One Inc. until January 2005, in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the Securities Act.

Subsequent to March 31, 2006 the Company entered into a stock purchase agreement with Progress Partners, Inc., a Florida corporation, and certain individuals to sell 1,191,172 of its 1,200,000 shares of Evolve One, Inc, a related party where certain officers and directors of the Company were also officers and directors of Evolve One Inc. currently owned by the Company for $10,653.

On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer, and Gary Schultheis, an employee of the Company, pursuant to which the Company sold its wholly-owned subsidiary, Coventry 1, Inc., to Messrs. Tabin and Schultheis. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001. On March 1, 2006 Messrs. Tabin and Schultheis sold the above property for $2,300,000 and paid to the Company $17,250.

The Company has agreed to indemnify the Directors against losses from litigation, and has provided for any expected losses resulting from various legal proceedings. (See Note K).

J. LOSS PER SHARE

Basic loss per share is computed by dividing loss applicable to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if options to issue 377,677 shares of dilutive potential common stock had been converted to common stock.

                                                         2006           2005
                                                         ----           ----

Net loss .........................................   $  (206,461)   $  (217,023)
                                                     ===========    ===========

Denominator for basic loss per share -
Weighted average shares ..........................     1,089,219      1,090,677
Effect of dilutive securities - stock options ....             -              -
                                                     -----------    -----------
Denominator for diluted loss per share -
Weighted average shares adjusted for dilutive
 securities ......................................     1,089,219      1,090,677
                                                     ===========    ===========

Basic and diluted loss per common share ..........   $      (.19)   $      (.20)
                                                     ===========    ===========

                             ONSPAN NETWORKING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

K. LEGAL PROCEEDINGS

1. Securities Actions:

RICHARD T. CLARK AND JOEL C. HOLT V. HERBERT TABIN AND GARY SCHULTHEIS, United States District Court Northern District of Oklahoma, Case No. 03-CV-289K(J). On March 28, 2003, Plaintiffs Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively, on behalf of the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000 each, as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of the Company and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped the Company as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually. Defendants filed Motions to Dismiss the Second Amended Complaint which was denied by the Court. On December 2, 2005, Plaintiffs filed a Third Amended Complaint alleging claims against Tabin and Schultheis individually for breach of contract, breach of fiduciary duty, civil conspiracy, and violations of Oklahoma securities laws. Plaintiffs seek damages in the amount of $300,000 each, plus the amount of lost opportunity to gain on their investments, less the value of their investments at the time of trial, along with interest costs, attorneys' fees and punitive damages. Plaintiffs also seek rescission of their investments in Onspan. On April 28, 2006 defendants filed a motion for summary judgment.

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

                             ONSPAN NETWORKING, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The Company has been unable to estimate with any reasonable certainty what liability it may have to the State of North Carolina.

L. GOING CONCERN

The accompanying financial statements were prepared assuming that the Company will continue as a going concern. The Company and certain of the officers and directors have been a party to several legal proceedings; the Company has provided indemnifications to its officers and directors against losses sustained in these proceedings. Although the Company continues to vigorously defend these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company, impairing the Company's ability to continue as a going concern. Certain employees have agreed to defer receipt of their compensation, and the Company continues to depend on funding provided by its president, Herbert Tabin, to pay its operating expenses. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

M. SUBSEQUENT EVENTS

On April 28, 2006 the Company entered into a stock purchase agreement with Progress Partners, Inc., a Florida corporation, and certain individuals to sell 1,191,172 of its 1,200,000 shares of Evolve One, Inc currently owned by the Company for $10,653. (See Note D)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PLAN OF OPERATION AND GOING CONCERN

Prior to August 5, 2002, the Company, a Nevada corporation, was a holding Company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. Following August 5, 2002, the Company announced a change in its strategy and subsequently sold its operating division InterLAN. In April of 2003, the Company changed its focus to investing in and revitalizing single family homes in established residential neighborhoods in suburban areas. The Company had acquired its first property on June 19, 2003.

The Company, which had received engineering plans for the real estate project, had intended to renovate and expand the existing single-family home on this site. However on May 27, 2004 the Company completed the sale of Coventry 1, Inc. and utilized the cash received for legal expenses. The Company and certain of the officers and directors have been a party to several legal proceedings; the Company has provided indemnifications to its officers and directors against losses sustained in these proceedings. Although the Company continues to vigorously defend these actions, the Company is unable to estimate with any reasonable certainty what liability it may have to these litigants. There are no assurances that the Company will be successful in defending these legal proceedings, or if successful the cost of defending these legal proceedings may significantly deplete the capital of the Company, impairing the Company's ability to continue as a going concern. Certain employees have agreed to defer receipt of their compensation, and the Company continues to depend on funding provided by its president, Herbert Tabin, to pay its operating expenses. Accordingly, there are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

MARKETABLE SECURITIES

The Company's marketable securities are classified as available-for-sale and are stated at fair value determined by the last recorded trading price of each security at the balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income, net of applicable income taxes. Related gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in non operating expenses. For purposes of determining realized gains and losses the loss of securities sold is based on specific identification.

COMMITMENTS AND CONTINGENCIES

The Company and certain of its officers and directors have been named as defendants in multiple lawsuits. See Note J to the condensed consolidated Financial Statements.

The Company has indemnified these officers and directors against any losses sustained as a result of these actions.

RISK FACTORS

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL CAPITAL.

The Company's capital requirements have been and will continue to be significant. The Company had been dependent primarily on existing capital and Notes provided by related parties. Future capital needs may be satisfied by either the private placement of equity securities, loans and/or other debt financings. The Company based on its cash requirements and exposure to liability from shareholder lawsuits is unsure if current loans will be sufficient for the next twelve months. The Company is currently contemplating the pursuit of potential funding opportunities which could be debt or equity. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing it will likely cease its operations. Any additional financings may involve substantial dilution to the Company's then-existing shareholders.


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

On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer, and Gary Schultheis, an employee of the Company, pursuant to which the Company sold its wholly-owned subsidiary, Coventry 1, Inc., to Messrs. Tabin and Schultheis. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001. On March 1, 2006 Messrs. Tabin and Schultheis sold the above property for $2,300,000 and paid to the Company $17,250. The Company sold the real estate project in order to service mounting legal expenses associated with litigation.

A. LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2006, working capital deficiency increased $255,555 to ($521,332) from ($265,777). The primary reasons for the increase is an increase in accrued wages of $77,500, an increase in notes payable of $170,539, an increase of cash of $16,065, an increase in marketable securities of $79,300, and an increase in accounts payable of $2,924. During this same period, stockholders' deficit increased $255,921 to ($550,750) from ($294,829). The increase in stockholders' deficit is primarily due to the net loss for the period of ($206,461), and decreases in other comprehensive income of ($49,460) primary due to the net unrealized gain on available for sale securities. The Company has not budgeted any significant capital expenditures for the current fiscal year.

There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

B. RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE -

The Company's selling, general and administrative expenses, including salaries and wages amounted to $223,713 during the six months ended March 31, 2006, as compared to $217,769 for the six months ended March 31, 2005. The increase of $5,944 is primarily due to increase in wages of $18,000 offset by a decrease of legal and professional fees of $18,230.

INCOME TAXES

The Company recorded $47,851 in deferred income tax benefit for the six-month period ended March 31, 2006, a 100% valuation allowance was taken against this amount as of March 31, 2006.

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

OTHER COMPREHENSIVE INCOME (LOSS)

During the six months ended March 31, 2006, the Company recorded a decrease in its net unrealized gain from available-for-sale securities in the amount of $79,300 net of tax , due to a decrease in market value. Available-for-sale securities consists exclusively of Evolve One, Inc. (EVLO). There can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards No.115 "Accounting for Certain Investments in Debt and Equity Securities", to these securities.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. Securities Actions:

RICHARD T. CLARK AND JOEL C. HOLT V. HERBERT TABIN AND GARY SCHULTHEIS, United States District Court Northern District of Oklahoma, Case No. 03-CV-289K(J). On March 28, 2003, Plaintiffs Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively, on behalf of the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000 each, as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of the Company and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to Dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped the Company as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually. Defendants filed Motions to Dismiss the Second Amended Complaint which was denied by the Court. On December 2, 2005, Plaintiffs filed a Third Amended Complaint alleging claims against Tabin and Schultheis individually for breach of contract, breach of fiduciary duty, civil conspiracy, and violations of Oklahoma securities laws. Plaintiffs seek damages in the amount of $300,000 each, plus the amount of lost opportunity to gain on their investments, less the value of their investments at the time of trial, along with interest costs, attorneys' fees and punative damages. Plaintiffs also seek rescission of their investments in Onspan. On April 28, 2006 defendants filed a motion for summary judgement.

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

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2006 (the "Evaluation Date") were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2006.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a) EXHIBITS

         31.1 Certification dated May 15, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Herbert Tabin, Chief Executive Officer

         31.2 Certification dated May 15, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Marissa Dermer, Chief Financial Officer

         32.1 Certification dated May 15, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Herbert Tabin, Chief Executive Officer.

         32.2 Certification dated May 15, 2006 pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Marissa Dermer, Chief Financial Officer.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            ONSPAN NETWORKING, INC.


Date: May 15, 2006          By: /s/ Herbert Tabin
                                -----------------
                            Herbert Tabin, President



Date: May 15, 2006          By: /s/ Marissa Dermer
                                ------------------
                            Marissa Dermer, Chief Financial
                            and Principal Accounting Officer