Form 10QSB
period 2006-06-30
ONSPAN NETWORKING INC
filed 2006-09-18
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

             Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                        For Quarter Ended: June 30, 2006


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


                                 (561) 542-1334
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

The number of shares outstanding of registrant's common stock, par value $.012 per share, as of June 30, 2006 was 1,089,219.

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X].

                             OnSpan Networking, Inc.

                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
Part I.   Unaudited Financial Information

  Item 1. Condensed Consolidated Balance Sheet -
          As of June 30, 2006 and September 30, 2005 .....................     3

          Condensed Consolidated Statements of Operations -
          For the Three and Nine Months Ended June 30, 2006 and 2005 .....     4

          Condensed Consolidated Statements of Cash Flows -
          For the Nine Months Ended June 30, 2006 and 2005 ...............     5

          Notes to Financial Statements ..................................  6-14

  Item 2. Managements Discussion and Analysis of Financial Condition
          and Results of Operations ...................................... 15-21

Part II.  Other Information

  Item 1. Legal Proceedings ..............................................    21

  Item 3. Controls and Procedures ........................................    22

  Item 5. Other Information ..............................................    23

  Item 6. Exhibits and Reports Form 8-K ..................................    24

                             ONSPAN NETWORKING, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   AS OF JUNE 30, 2006 AND SEPETMBER 30, 2005

                                                          June       September
                                                       30, 2006       30, 2005
                                                      -----------   ------------
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents ........................  $     6,510   $    16,065
  Prepaid Expenses .................................            -         2,372
  Marketable Securities ............................        2,306       152,500
  Deferred tax asset ...............................            -             -
                                                      -----------   -----------
Total current assets ...............................        8,816       170,937

Property and equipment, net ........................            -         1,894
                                                      -----------   -----------

Total assets .......................................  $     8,816   $   172,831
                                                      ===========   ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses ............  $    14,377   $    68,475
  Notes payable - Shareholder ......................      310,012        40,209
  Accrued wages ....................................      399,600       283,100
  Deferred tax liability ...........................            -        44,930
                                                      -----------   -----------

Total current liabilities ..........................      723,989       436,714
  Dividend payable .................................       30,946        30,946
                                                      -----------   -----------
Total Liabilities ..................................      754,935       467,660
                                                      -----------   -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
  Preferred stock; $.001 par value; authorized
    12,500 shares; issued and outstanding 2,713
    shares; liquidation preference $271,300 ........            2             2
  Common stock, $.012 par value. Authorized
    8,333,333 shares; issued and outstanding
    1,089,219 shares ...............................       13,071        13,071
  Paid-in capital ..................................    7,935,685     7,908,845
  Accumulated other comprehensive income, net of tax       (3,992)       74,470
  Accumulated deficit ..............................   (8,690,885)   (8,291,217)
                                                      -----------   -----------
Total stockholders' deficit ........................     (746,119)     (294,829)
                                                      -----------   -----------

Total liabilities and stockholders' deficit ........  $     8,816   $   172,831
                                                      ===========   ===========

See accompanying notes to unaudited condensed consolidated financial statements.


                                     ONSPAN NETWORKING, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005

                                            Three Months Ended           Nine Months Ended
                                                 June 30,                    June 30,
                                         -------------------------   -------------------------
                                            2006          2005          2006          2005
                                         -----------   -----------   -----------   -----------
REVENUES ..............................  $         -   $         -   $         -   $         -

COSTS AND EXPENSES:
  Salaries and wages ..................       39,000        45,600       118,000       106,600
  Other selling, general and
    administrative expenses ...........      136,691        25,907       281,404       182,675
                                         -----------   -----------   -----------   -----------
                                             175,691        71,507       399,404       289,275
                                         -----------   -----------   -----------   -----------
Loss from operations ..................     (175,691)      (71,507)     (399,404)     (289,275)

OTHER INCOME (EXPENSE):
  Other income ........................            -             -        17,250             -
  Interest income .....................            1            68             2           814
  Loss on disposal of fixed assets ....       (1,368)            -        (1,368)            -
  Loss on sale of marketable securities      (16,148)            -       (16,148)            -
                                         -----------   -----------   -----------   -----------
    Total other income (expense) ......      (17,515)           68          (264)          814
                                         -----------   -----------   -----------   -----------

LOSS BEFORE INCOME TAXES ..............     (193,206)      (71,439)     (399,668)     (288,461)
INCOME TAXES ..........................            -             -             -             -
                                         -----------   -----------   -----------   -----------
NET LOSS ..............................  $  (193,206)  $   (71,439)     (399,668)     (288,461)
                                         ===========   ===========   ===========   ===========

BASIC AND DILUTED NET LOSS PER SHARE ..  $     (0.18)  $     (0.07)  $     (0.37)  $     (0.26)
                                         ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING
  BASIC AND DILUTED ...................    1,089,219     1,090,677     1,089,219     1,090,677
                                         ===========   ===========   ===========   ===========

        See accompanying notes to unaudited condensed consolidated financial statements.

                                               4

                             ONSPAN NETWORKING, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005

                                                           2006          2005
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss ...........................................    $(399,668)    $(288,461)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation .....................................          526           946
  Common stock received in exchange for
   leasehold improvements ..........................            -        (6,100)
  Loss on disposal of fixed assets .................        1,368             -
  Loss on sale of marketable securities ............       16,148             -
  Contributed legal services by Chief Executive
   Officer .........................................       26,840             -
  Change in assets and liabilities
    Prepaid expenses ...............................        2,372        (2,372)
    Accounts payable ...............................      (54,097)      (18,434)
    Accrued interest ...............................       12,803             -
    Accrued wages payable ..........................      116,500        92,200
                                                        ---------     ---------

Net cash used in operating activities ..............     (277,208)     (222,221)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase marketable securities ...................            -       (27,000)
  Proceeds from sale of marketable securities ......       10,653             -
  Capital expenditures .............................            -             -
                                                        ---------     ---------

Net cash used in investing activities ..............       10,653       (27,000)
                                                        ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuances of  notes payable - Shareholder ........      257,000             -
  Bank overdraft ...................................            -         7,260
                                                        ---------     ---------

Net cash provided by financing activities ..........      257,000         7,260
                                                        ---------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (9,555)     (241,961)
CASH AND CASH EQUIVALENTS, beginning of period .....       16,065       241,961
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS, end of period ...........    $   6,510     $       -
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

                             ONSPAN NETWORKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

B. ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements for the period ended June 30, 2006 include the accounts of Onspan Networking, Inc. and its subsidiary, Onspan Smarthouse Inc. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying values of cash and cash equivalents, accounts payable and accrued wages approximate fair value as of June 30, 2006, because of the short maturity of these instruments.

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

PREFERRED STOCK

At June 30, 2006, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if and when the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. As of June 30, 2006 the amount of accumulated unpaid dividends on the preferred stock is approximately $156,000.

                             ONSPAN NETWORKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

STOCK OPTION PLAN

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective approach and accordingly, prior periods have not been restated to reflect the impact of SFAS 123R.

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

The pro forma amount was as follows for the period ended June 30:

                                                           2006          2005
                                                           ----          ----

Actual net loss ....................................   $ (399,668)   $ (288,461)
                                                       ==========    ==========
Pro forma net loss .................................   $ (399,668)   $ (288,461)
                                                       ==========    ==========
Pro forma basic and diluted net loss per share .....   $     (.37)   $     (.26)
                                                       ==========    ==========

                             ONSPAN NETWORKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

C. PROPERTY AND EQUIPMENT

The Company disposed of $6,612 of fixed assets during the nine months ended June 30, 2006, and recognized a loss on disposal of $1,368.

Depreciation expense for the nine month period ended June 30, 2006 and 2005 is $526 and $946, respectively.

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

On April 28, 2006, the Company entered into a stock purchase agreement with Progress Partners, Inc., a Florida corporation, and certain individuals to sell 1,191,172 of its 1,200,000 shares of Evolve One, Inc. currently owned by the Company for $10,653.11. The company recognized a loss on this sale of $16,148.

                             ONSPAN NETWORKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The basis of equity securities as shown in the accompanying balance sheet and their estimated market value at June 30, 2006 is as follows:

                                                        2006
                                                        ----
Available-for-sale securities:
         Cost ..................................        6,298
         Unrealized (loss) .....................       (3,992)
                                                       ------
                                                        2,306
                                                       ======

E. CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At June 30, 2006 and 2005, the Company had no amounts in excess of FDIC insured limit.

F. OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income for the nine months ended June30, 2006:

Cost of marketable equity securities .................  $ (6,298)
Quoted market price ..................................     2,306
                                                        --------
Net accumulated other comprehensive income (loss) ....  $ (3,992)
                                                        ========

G. NOTE PAYABLE - SHAREHOLDER

The Company has issued the following Secured Promissory Notes payable to its President, Herbert Tabin:

DATE                             AMOUNT     INTEREST RATE     MATURITY DATE
----                             ------     -------------     -------------
July 13, 2005 ...............    15,000         5.25%         December 15, 2005
September 20, 2005 ..........    25,000         5.25%         December 15, 2005
October 15, 2005 ............    20,000         5.25%         December 15, 2005
December 7, 2005 ............    45,000         5.25%         March 7, 2006
December 14, 2005 ...........    35,000         5.25%         March 15, 2006
February 3, 2006 ............    10,000         5.25%         May 15, 2006
March 5, 2006 ...............    25,000         5.25%         July 15, 2006
March 27, 2006 ..............    30,000         5.25%         July 15, 2006
June 12, 2006 ...............    92,000         5.25%         September 15, 2006
  Accrued Interest ..........    13,012
                                -------
Balance, March 31, 2006 .....   310,012
                                =======

At June 30, 2006, secured promissory notes in the amount of $150,000 were in default. As a result, the interest rate on these notes increase an additional 12% per annum.

                             ONSPAN NETWORKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

H. INCOME TAXES

The provision for income taxes for the nine months ended June 30, 2006 consists of the following components:

Continuing operations
    Federal:
      Current ........................................  $         -
      Deferred .......................................            -
                                                        -----------
                                                        $         -
                                                        ===========

Reconciliation of the Federal Statutory Income Tax rate to the Company's effective income tax rate is as follows:

Computed at the Statutary rates (34%) ................  $  (135,887)
Non deductible expenses ..............................            -
State income taxes (net of federal tax benefit) ......      (14,508)
Realized loss on marketable securities ...............       46,432
                                                        -----------
Reinstatement/Change in valuation allowance ..........     (103,963)
                                                        -----------
Tax provision (benefit) ..............................  $         -
                                                        ===========

The significant temporary differences that give rise to a deferred tax asset as of June 30, 2006 as follows:

Deferred tax asset:
Accrued compensation .................................  $   148,978
Capital loss Carryforward ............................       41,798
NOL Carryforward .....................................      827,487
Unrealized loss on marketable securities .............        1,502
                                                        -----------
     Total deferred tax asset ........................    1,019,765
                                                        -----------
     Less valuation allowance ........................   (1,019,765)
                                                        -----------
     Net deferred tax asset ..........................  $         -
                                                        ===========

The net change in the total valuation allowance for the nine month period ended June 30, 2006 was an increase of $105,364.

In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Pursuant to sections 382 and 383 of the internal revenue code, annual use of any of the Company's net operating loss and credit carryforward may be limited if cumulative change in ownership of more than 50% occur during any three year decrease.

                             ONSPAN NETWORKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

I. RELATED PARTY TRANSACTIONS

For the period ended June 30, 2006 the Company accrued $53,500 in salaries for its President Herbert Tabin. As of June 30, 2006 the Company had a total of $191,200 accrued salaries to Mr. Tabin.

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

On April 28, 2006, the Company entered into a stock purchase agreement with Progress Partners, Inc., a Florida corporation, and certain individuals to sell 1,191,172 of its 1,200,000 shares of Evolve One, Inc, a related party where certain officers and directors of the Company were also officers and directors of Evolve One Inc. currently owned by the Company for $10,653.11.

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

                             ONSPAN NETWORKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

The following reconciles amounts reported in the financial statements:

                                                          2006          2005
                                                       ----------    ----------

Net loss ............................................  $ (399,668)   $ (288,461)
                                                       ==========    ==========

Denominator for basic loss per share -
Weighted average shares .............................   1,089,219     1,090,677
Effect of dilutive securities - stock options .......           -            -
                                                       ----------    ----------
Denominator for diluted loss per share -
Weighted average shares adjusted for dilutive
securities ..........................................   1,089,219     1,090,677
                                                       ==========    ==========

Basic and diluted loss per common share .............  $     (.37)   $     (.26)
                                                       ==========    ==========

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

                             ONSPAN NETWORKING, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

On June 21, 2006, Plaintiffs and Defendants entered into a Release and Settlement Agreement ("Agreement"). Pursuant to the Agreement, the Plaintiffs agreed, among other things, to (a) release and discharge the Defendants from any and all claims arising from the Lawsuit and (b) purchase all the Stock in the Company held by the Defendants for an undisclosed total purchase price; and the Defendants agreed, among other things, to (c) forgive all indebtedness of the Company except for the sum of $2,000 in consideration for the receipt of (i) all the stock of OnSpan Smarthouse, Inc. and (ii) all rights to the internet domain name or URL "vois.com" previously held within the Company . As of September 15, 2006 the Agreement has not closed.

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

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles that require our management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

o those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made;

o those estimates where, had we chosen different estimates or assumptions, the resulting differences would have had a material impact on our financial condition, changes in financial condition or results of operations; and

o those estimates that, if they were to change from period to period, likely would result in a material impact on our financial condition, changes in financial condition or results of operations.

Based upon management's discussion of the development and selection of these critical accounting estimates with the Board of Directors, we believe the following accounting estimates involve a higher degree of judgment and complexity.

INCOME TAX ASSETS AND LIABILITIES

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that we recognize a current tax asset or liability for the estimated taxes payable or refundable based upon application of the enacted tax rates to taxable income in the current year. Additionally, we are required to recognize a deferred tax liability or asset for the estimated future tax effects attributable to temporary differences. Temporary differences occur when differences arise between: (a) the amount of taxable income and pretax financial income for a year and (b) the tax basis of assets or liabilities and their reported amounts in financial statements.

SFAS 109 also requires that any deferred tax asset recognized must be reduced by a valuation allowance for any tax benefits that, in our judgment and based upon available evidence, may not be realizable.

The deferred tax assets and liabilities, as well as the need for a valuation allowance, are evaluated on a quarterly basis and adjusted if necessary. We use forecasted future operating results and consider enacted tax laws and rates in determining if the valuation allowance is sufficient. We operate in multiple taxing jurisdictions and are therefore subject to varying tax laws and potential audits, which could impact our assessments and estimates

CONTINGENCIES

We are involved in various legal proceedings and have identified certain loss contingencies. We record liabilities related to these contingencies when it is determined that a loss is probable and reasonably estimable. These assessments are based on our knowledge and experience as well as the advice of legal counsel regarding current and past events. Any such estimates are also subject to future events, court rulings, negotiations between the parties and other uncertainties. If an actual loss differs from our estimate, or the actual outcome of any of the legal proceedings differs from expectations, operating results could be impacted.

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

COMMITMENTS AND CONTINGENCIES

The Company and certain of its officers and directors have been named as defendants in multiple lawsuits. See Note K to the condensed consolidated Financial Statements.

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

A. LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2006, working capital deficiency increased $449,396 to ($715,173) from ($265,777). The primary reasons for the increase is an increase in accrued wages of $116,500, an increase in notes payable of $269,803, a decrease of cash of $9,555, a decrease in marketable securities of $150,194, and a decrease in accounts payable of $54,097. During this same period, stockholders' deficit increased $449,788 to ($744,617) from ($294,829). The increase in stockholders' deficit is primarily due to the net loss for the period of ($399,668), and decreases in other comprehensive income of ($76,960) primarily due to the realized loss on available for sale securities and an increase in additional paid-in-capital of $26,840. The Company has not budgeted any significant capital expenditures for the current fiscal year.

There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

B. RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE -

The Company's selling, general and administrative expenses, including salaries and wages amounted to $399,404 during the nine months ended June 30, 2006, as compared to $289,275 for the nine months ended June 30, 2005. The increase of $110,129 is primarily due to an increase in wages of $11,400, an increase of legal and professional fees of $84,530 and an increase of employee benefits of $25,372.

INCOME TAXES

The Company recorded $150,394 in deferred income tax benefit for the nine-month period ended June 30, 2006, a 100% valuation allowance was taken against this amount as of June 30, 2006.

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

OTHER COMPREHENSIVE INCOME (LOSS)

During the nine months ended June 30, 2006, the Company recorded a decrease in its net unrealized gain from available-for-sale securities in the amount of $76,960 net of tax , due to a decrease in market value and the sale of securities. Available-for-sale securities consists exclusively of Evolve One, Inc. (EVLO). There can be no assurance that the Company will realize the value assigned, under Statement of Accounting Standards No.115 "Accounting for Certain Investments in Debt and Equity Securities", to these securities.


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

On June 21, 2006, Plaintiffs and Defendants entered into a Release and Settlement Agreement ("Agreement"). Pursuant to the Agreement, the Plaintiffs agreed, among other things, to (a) release and discharge the Defendants from any and all claims arising from the Lawsuit and (b) purchase all the Stock in the Company held by the Defendants for an undisclosed total purchase price; and the Defendants agreed, among other things, to (c) forgive all indebtedness of the Company except for the sum of $2,000 in consideration for the receipt of (i) all the stock of OnSpan Smarthouse, Inc. and (ii) all rights to the internet domain name or URL "vois.com" previously held within the Company . As of September 15, 2006 the Agreement has not closed.

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

ITEM 3.  CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2006 (the "Evaluation Date") were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2006.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a)      EXHIBITS

         31.1 Certification dated September 18, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal Executive Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Herbert Tabin, Chief Executive Officer

         31.2 Certification dated September 18, 2006 pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) of the Principal financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Marissa Dermer, Chief Financial Officer

         32.1     Certification dated September 18, 2006 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Herbert Tabin, Chief Executive Officer.

         32.2     Certification dated September 18, 2006 pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Marissa Dermer, Chief Financial Officer.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ONSPAN NETWORKING, INC.


Date: September 18, 2006                By: /s/ Herbert Tabin
                                            ------------------------
                                            Herbert Tabin, President



Date: September 18, 2006                By: /s/ Marissa Dermer
                                            --------------------------------
                                            Marissa Dermer, Chief Financial
                                            and Principal Accounting Officer