Form 10KSB
period 2006-09-30
Double Eagle Holdings, Ltd.
filed 2007-01-23
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2006

Commission file number 000-22991

Double Eagle Holdings, Ltd.
(Name of small business issuer in its charter)

Onspan Networking, Inc.
(Former name of small business issuer in its charter)

Nevada	87-0460247
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 Cameron Valley Parkway, Suite 270, Charlotte, NC 28211
(Address of principal executive offices) (Zip Code)

Issuer's telephone number 704-366-5122

Securities registered under Section 12(b) of the Exchange Act:

Title of each class - None

Name of each exchange on which registered - Not applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.012
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

State issuer's revenues for its most recent fiscal year - None

As of November 30, 2006, the registrant had outstanding 121,749 shares of its Common Stock, par value $.012 its only class of voting securities. The aggregate market value of the shares of Common Stock of the registrant held by non-affiliates on November 30, 2006, was approximately $262,000 based on its closing price on the OTC: Bulletin Board on that date as adjusted for the reverse stock split. (See Item 5).

DOCUMENTS INCORPORATED BY REFERENCE

No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

Transitional Small Business Disclosure Format (Check one): Yes [_]; No [X]

TABLE OF CONTENTS

PART I

PART I

ITEM 1: DESCRIPTION OF BUSINESS

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. (the "Company" or "Onspan"). On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed below. On April 22, 2003, the Company created a new subsidiary, Coventry 1 Inc., a Nevada corporation. The Company had one other subsidiary, Onspan SmartHouse, Inc., a Florida corporation. Currently the Company has 1 part-time employee.

As of June 21, 2006, as further discussed in Item 3, substantially all of the Company’s debt ($709,181) was forgiven or assumed by the Company’s former CEO and other shareholders and the Company sold its remaining subsidiary, OnSpan SmartHouse, Inc. The $709,181 in obligations was recorded as a contribution to capital of the Company.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares, par value $.012. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares (99,020 shares at September 30, 2006). All share transactions in this Form 10-KSB have been adjusted to reflect the reverse split.

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares, par value $.012. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer at the time, and Gary Schultheis, an employee of the Company at the time, pursuant to which the Company sold its wholly-owned subsidiary, Coventry 1, Inc., to Messrs. Tabin and Schultheis. The sole asset of the subsidiary was a single family home and lot located in Woodfield Country Club, Boca Raton, Florida and related country club golf membership. The purchase price for the shares of the subsidiary was $1,509,972, which was based on a comprehensive certified appraisal as defined by the Uniform Standards of Professional Appraisal Practice (USPAP), and the report conforms to applicable FIRREA guidelines and or requirements. Messrs Tabin and Schultheis bore the cost of the appraisal. The purchase included the country club golf membership, and the purchaser was responsible for all costs and fees associated with the membership. In addition, the Purchaser was responsible for all expenses associated with the property comprising the Subsidiary whether accrued or outstanding or subsequently to be outstanding, including an outstanding tax balance of $21,188 due to Palm Beach County, Florida for the year 2003, outstanding fees including electric, security etc. totaling $12,768, as well as an outstanding insurance payable of $17,043. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001. The Company, which had received engineering plans, had intended to renovate and expand the existing home on the property. The Company sold the real estate project in order to service mounting legal expenses associated with litigation. The Company used the proceeds from the sale of this division to pay off its debt, which included a note payable to Evolve One, Inc and notes to other related parties. Messrs. Tabin and Schultheis sold the property on March 1, 2006, for $2,300,000 and paid the Company $17,500, which is included in other income.

RISK FACTORS

SIGNIFICANT CAPITAL REQUIREMENTS; NEED FOR ADDITIONAL CAPITAL -

The Company's capital requirements have been and will continue to be significant. The Company had been dependent primarily on existing capital. Future capital needs may be satisfied by either the private placement of equity securities, loans and/or other debt financings. The Company has settled its shareholder lawsuits, is currently exploring new business opportunities and is unsure of its capital requirements for the next twelve months. The Company is currently, contemplating, pursuing potential funding opportunities which could be debt or equity. However, there can be no assurance that any of such opportunities will result in actual funding or that additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. If the Company is unable to obtain additional financing it will likely cease its operations. Any additional financings may involve substantial dilution to the Company's then-existing shareholders.

MANAGEMENT OF GROWTH AND ATTRACTION AND RETENTION OF KEY PERSONNEL -

Management of the Company's growth may place a considerable strain on the Company's management, operations and systems. The Company's ability to execute any future business strategy will depend in part upon its ability to manage the demands of a growing business. Any failure of the Company's management team to effectively manage growth could have a material adverse affect on the Company's business, financial condition or results of operations. The Company's future success depends in large part on the continued service and attraction of its key management personnel. Competition for qualified personnel is intense. The Company has from time to time experienced difficulties in recruiting qualified personnel. Failure by the Company to attract and retain the personnel it requires could have a material adverse affect on the financial condition and results of operations of the Company.

VOLATILITY OF MARKET PRICE; ISSUANCE OF SUBSTANTIAL NUMBER OF SHARES; AUTHORIZED SHARES; PROXY RULES-

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

PENNY STOCK REGULATIONS AND REQUIREMENTS FOR LOW PRICED STOCK -

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

MANAGEMENT CONTROLS THE COMPANY'S FUNDS -

Management has broad discretion over how to spend the funds held by the Company. Although management will endeavor to act in the best interests of the shareholders, there can be no assurance that the decision to utilize proceeds will prove profitable to the Company.

THE COMPANY RELIES ON ITS MANAGEMENT -

The Company is dependent upon the members of management set forth herein. If the current management is no longer able to provide services to the Company, its business will be negatively affected.

ADDITIONAL DEBT, OR EQUITY FINANCING MAY AFFECT INVESTOR'S ABILITY TO SELL COMMON STOCK -

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
THAT MAY NOT BE SUCCESSFUL -

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

THE COMPANY'S STOCK PRICE WILL FLUCTUATE AND MAY FALL BELOW EXPECTATIONS OF SECURITIES ANALYSTS AND INVESTORS, WHICH COULD SUBJECT THE COMPANY TO LITIGATION -

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

THERE IS A LIMITED PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK AND THERE ARE NO ASSURANCES OF A CONTINUED TRADING MARKET FOR THE COMPANY'S COMMON STOCK -

The Company's common stock is currently quoted on the OTC Bulletin Board (R) Market (OTCBB) under the symbol "ONSP". The Company's common stock is thinly traded. There are no assurances the Company will maintain its OTC Bulletin Board (R) listing. If the Company's common stock should be delisted from the OTC Bulletin Board (R) Market, it is likely that the stock would then be quoted on the Pink Sheets Market, which could materially and / or adversely effect any future liquidity in the Company's common stock.

INABILITY TO SECURE AN INDEPENDENT AUDIT COMMITTEE MEMBER -

Due to the potential exposure to litigation and small compensation, it may be difficult to secure an Independent Audit Committee Member. If the Company is unable to secure an Independent Audit Committee Member, it may be in violation of current standards and may be subject to possible de-listing which could have a materially adverse affect on the Company's financial condition or results of operations.

ITEM 2: DESCRIPTION OF PROPERTY

Subsequent to the settlement discussed in Item 3, the Company moved its offices to 4500 Cameron Valley Parkway, Suite 270, Charlotte, North Carolina, in the offices of its current CEO. The CEO is currently providing the office space at no cost to the Company. The Company believes its current facilities are adequate for its current needs.

On November 1, 2004, the company relocated its offices to approximately 1,545 square feet of commercial office space sub-leased from Evolve One, Inc a company related through common ownership under a five year sublease signed November 1, 2004 at a rate of $2,000 per month plus 5% per annum. The Company terminated its sub-lease agreement with Evolve One Inc., as of January 20, 2005. The Company was released of any and all rental obligations in accordance with the Sublease agreement dated October 19, 2004. On February 1, 2005 the Company relocated its principal executive offices to commercial office space leased from Star National Enterprises., under a six-month lease signed on January 13, 2005 at a rate of $1,100 per month.

ITEM 3: LEGAL PROCEEDINGS

RICHARD T. CLARK AND JOEL C. HOLT V. HERBERT TABIN AND GARY SCHULTHEIS, United States District Court Northern District of Oklahoma, Case No. 03-CV- 289K(J). On March 28, 2003, Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively, on behalf of the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000 each, as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of the Company and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to Dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped the Company as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually. Defendants filed Motions to Dismiss the Second Amended Complaint which was denied by the Court. On December 2, 2005, Plaintiffs filed a Third Amended Complaint alleging claims against Tabin and Schultheis individually for breach of contract, breach of fiduciary duty, civil conspiracy, and violations of Oklahoma securities laws. Plaintiffs seek damages in the amount of $300,000 each, plus the amount of lost opportunity to gain on their investments, less the value of their investments at the time of trial, along with interest costs, attorneys' fees and punitive damages. Plaintiffs also seek rescission of their investments in Onspan.

The Company has agreed to indemnify the directors against losses from litigation and has provided for any expected losses resulting from various legal proceedings.

As of June 21, 2006, all parties to the Amended Complaint entered into a Release and Settlement Agreement. The agreement was completed on September 22, 2006, and provided for the following:

(a)	For the defendants to sell their stock in the Company for $200,000 to the parties designated by the plaintiffs;
(b)	The defendants will assume or forgive all indebtedness of the Company except for the sum of $2,000;
(c)	Defendants covenant not to purchase any stock of the Company at any time in the future;
(d)
In exchange for forgiveness of $2,000 of debt of the Company to defendants, the Company will transfer to the defendants or defendant’s designee all of the stock of OnSpan SmartHouse, Inc., the Company’s sole remaining subsidiary, and all rights to the internet domain name or URL “vois.com”; and

(e)	Any and all options owned by the defendants, Capra or Dermer will be cancelled.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None during the fourth quarter of fiscal 2006.

PART II

ITEM 5: MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES

From July 1998, until February 9, 2001, the Company's common stock was traded under the symbol NESI, on the NASDAQ Small Cap market. Beginning February 10, 2001, it began trading under the symbol ONSP. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market. The Company's common stock is now traded on the Over-The-Counter Bulletin Board under the symbol ONSP. On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. The total number of authorized Shares of its common stock before the stock split was 100,000,000; the total number of authorized shared of common stock after the stock split was 8,333,333. The total number of issued and outstanding shares of its common stock on the record date was 11,574,619; giving effect to the stock split, there were 964,552 shares of common stock issued and outstanding after the split.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares, par value $.012. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares (99,020 shares at September 30, 2006). All share transactions in this Form 10-KSB have been adjusted to reflect the reverse split.

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares, par value $.012. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

The following table sets forth, for the periods from October 1, 2004, through September 30, 2006, the quarterly high and low closing bid sale prices for the Company's Common Stock as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices without adjustment for retail mark ups, mark-downs or commissions and may not represent actual transactions. The stock prices have been increased by a factor of 11 to give effect to the reverse stock split which was effective on November 6, 2006.

	HIGH	LOW
FISCAL YEAR 2006
First Quarter	$1.10	$.83
Second Quarter	$1.10	$.83
Third Quarter	$3.85	$.99
Fourth Quarter	$10.45	$1.32

	HIGH	LOW
FISCAL YEAR 2005
First Quarter	$19.25	$4.95
Second Quarter	$10.45	$5.50
Third Quarter	$5.61	$3.63
Fourth Quarter	$3.74	$2.42

The Company has provided information to the NASDAQ regarding the reverse split of its common stock, which was effective on November 6, 2006. However, NASDAQ has not yet given effect to the stock split in the markets as reported on the OTC Bulletin Board, accordingly, the price and shares reported in the market are still on a pre-split basis.

HOLDERS

As of November 30, 2006, there were approximately 39 holders of record of the Company's common stock, an undetermined number of which represent more than one individual participant in securities positions with the Company.

DIVIDENDS

The Company has never paid cash dividends on its common stock, and intends to utilize current resources to expand its operations. Therefore, it is not anticipated that cash dividends will be paid on the Company's common stock in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has remaining a reserve of 378,000 shares of its common stock available for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value.

The following table summarizes certain information as of September 30, 2006, with respect to compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance

Equity compensation plans approved by security holders	$-	-	378,000
Equity compensation plans not approved by security holders	-	-	-

Total	$-	-	378,000

Pursuant to the Plan on September 2, 2003, the Company granted 122,000 non-qualified stock options and 366,000 incentive stock options to certain directors and employees, which increased the total granted to 499,667, at the time. The stock options were immediately exercisable. The 122,000 share non-qualified stock option was exercised in 2004, leaving a balance of 378,000, and the remaining 377,667 incentive stock options were cancelled pursuant to the Release and Settlement Agreement discussed in Item 3.

RECENT SALES OF UNREGISTERED SECURITIES

None during the year ended September 30, 2006.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING INFORMATION
The following discussion and analysis of the Company's financial condition and results of operations should be read with the financial statements and related notes contained in this annual report on Form 10-KSB ("Form 10-KSB"). All statements other than statements of historical fact included in this Form 10-KSB are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve known and unknown risks, uncertainties and other factors that may cause the Company's actual results, levels of activity, performance or achievements to be materially different than any expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue," or the negative of these terms or other comparable terminology. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Cost of products sold; 4. Competition; and 5. Success of marketing, advertising and promotional campaigns. The Company is subject to specific risks and uncertainties related to its business model, strategies, markets and legal and regulatory environment You should carefully review the risks described in this Form 10-KSB and in other documents the Company files from time to time with the SEC. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Form 10-KSB. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this document.

NEW ACCOUNTING STANDARDS
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair vale as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have any effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plant (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

CRITICAL ACCOUNTING POLICIES
The Company has identified the policies outlined below as critical to its business operations and an understanding of its results of operations. The listing is not intended to be a comprehensive list of all of the Company's accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout Management's Discussion and Analysis or plan of operations where such policies affect the Company's reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to Financial Statements. The Company's preparation of the financial statements requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the Company's financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

OFF-BALANCE SHEET ARRANGEMENTS
The Company does not have any material off-balance sheet arrangements.

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
The Company, which had received engineering plans for the real estate project, had intended to renovate and expand the existing single-family home on this site. However on May 27, 2004 the Company completed the sale of Coventry 1, Inc. and utilized the cash received for legal expenses. The Company and certain of the officers and directors have been a party to several legal proceedings, the Company has provided indemnifications to its officers and directors against losses sustained in these proceedings. The Company’s obligation to continue to fund the legal expenses associated with the litigation discussed in Item 3 ceased when the parties executed the Release and Settlement Agreement effective June 21, 2006.

As of June 21, 2006, as further discussed in Item 3, substantially all of the Company’s debt ($709,181) was forgiven or assumed by the Company’s former CEO and other shareholders and the Company sold its remaining subsidiary, OnSpan SmartHouse, Inc. The $709,181 in obligations was recorded as a contribution to capital of the Company.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares, par value $.012. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares (99,020 shares at September 30, 2006).

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares, par value $.012. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

Since 2005, when the Company closed its home construction business, the Company has sought to acquire an operating business. To date, the Company has not located a suitable acquisition candidate willing to be acquired. The shareholders action to increase the Company’s authorized common stock was done to provide the Company with more flexibility in making a potential acquisition. The Company plans to raise sufficient capital through either loans or private placements of its common stock for operations until it can complete a viable acquisition.

There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

MARKETABLE SECURITIES
The Company's marketable securities are classified as available - for - sale and are stated at fair value determined by the last recorded trading price of each security at the balance sheet date. Unrealized gains and losses are included in accumulated other comprehensive income, net of applicable income taxes. Related gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in non operating expenses. For purposes of determining realized gains and losses the loss of securities sold is based on specific identification. All remaining marketable securities were transferred to the defendants pursuant to the Release and Settlement Agreement discussed in Item 3.

RESULTS OF OPERATIONS
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE - The Company's selling, general and administrative expenses, including salaries and wages amounted to $406,404 during the twelve months ended September 30, 2006, as compared to $434,118 for the twelve months ended September 30, 2005. The decrease of $27,714 is a result primarily of lower compensation costs of $39,000, since compensation costs were discontinued effective June 30, 2006.

INCOME TAXES - The Company recorded $108,200 in deferred income tax benefit for the twelve-month period ended September 30, 2006; a 100% valuation allowance was taken against this amount as of September 30, 2006. The Company recorded $208,000 in deferred income tax benefit for the twelve-month period ended September 30, 2005; a 100% valuation allowance was taken against this amount as of September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES - During the twelve months ended September 30, 2006, the working capital deficit decreased from $265,777 to $7,000. The primary reasons for the decrease in working capital deficit was the forgiveness of notes payable and accrued compensation by the defendants pursuant to the Release and Settlement Agreement discussed in Item 3. During this same period, stockholders' equity increased from a deficit of $294,829 to a deficit of $37,946. The increase in stockholders' equity is primarily due to the net loss for the year of $406,404, decreases in other comprehensive income of $74,470 due to the reversal of a net unrealized gain on available for sale securities upon their sale, the contribution to additional paid-in capital of $709,181 in liabilities due to the former officers and shareholders of the Company which were assumed or forgiven pursuant to the Release and Settlement Agreement discussed in Item 3, and the contribution by the former CEO of the Company of $26,840 in legal services. The Company did not budget any significant capital expenditures for its next fiscal year.

PREFERRED DIVIDENDS
Dividends were declared on the Company’s preferred stock during the two months ended September 30, 2000, and during the year ended September 30, 2001, in the total amount of $30,946. Although declared and accrued these dividends have never been paid and it is the Company’s intention to continue to defer payment as long as funds are unavailable. In addition the preferred stock would be entitled to an additional $132,624 in dividends for the five years ended September 30, 2006. These dividends have not been declared and accordingly, have not been accrued. The Company does not intend to declare and accrue these dividends as long as the financial position of the Company does not provide sufficient liquidity.

ITEM 7: FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Double Eagle Holdings, Ltd.
f/k/a Onspan Networking, Inc.

We have audited the accompanying balance sheet of Double Eagle Holdings, Ltd. as of September 30, 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Holdings, Ltd. as of September 30, 2006, and the results of its operations and its cash flows for the years ended September 30, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has suffered recurring losses from operations and had negative cash flows from operations that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Las Vegas, Nevada
January 22, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

DOUBLE EAGLE HOLDINGS, LTD.
Balance Sheet
September 30, 2006

Assets

Total assets	$-

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$7,000
Total current liabilities	7,000
Dividend payable	30,946
Total liabilities	37,946

Commitments and contingencies

Stockholders' deficit:
Preferred stock: $.001 par value; authorized 12,500 shares;
2,713 shares issued and outstanding; liquidation preference $271,300	2
Common stock: $.012 par value; authorized 100,000,000 shares;
99,020 shares issued and outstanding	1,188
Additional paid-in capital	8,656,749
Accumulated deficit	(8,695,885)
Total stockholders' deficit	(37,946)
Total liabilities and stockholders' deficit	$-

See accompanying notes to financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Statements of Operations
Years Ended September 30, 2006 and 2005

	2006	2005

REVENUES	$-	$-

COSTS AND EXPENSES:
Salaries and wages	$118,000	$157,000
Other selling, general and administrative expenses	288,404	277,118
Loss from operations	(406,404)	(434,118)

OTHER INCOME (EXPENSE):
Interest income	2	814
Interest expense	-	(209)
Other income	17,250	21
Sale of property and equipment	(1,368)	-
Sale of marketable securities	(16,148)	-
Total other income (expense)	(264)	626
Loss before income taxes	(406,668)	(433,492)
Income taxes	-	-
Net loss	$(406,668)	$(433,492)

Net loss per share, basic and diluted	$(4.11)	$(4.37)

Weighted average shares outstanding,
basic and diluted	99,020	99,137

See accompanying notes to financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Statements of Stockholders' Equity (Deficit)
Years Ended September 30, 2006 and 2005

						Accumulated
					Additional	Other
	Preferred Stock		Common Stock		Paid-in	Comprehensive	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Income (loss)	Deficit	Total

BALANCE, September 30, 2004	2,713	$2	99,153	$1,190	$7,920,743	$-	$(7,857,725)	$64,210
Unrealized gain on available-for
sale securities, net	-	-	-	-	-	74,470	-	74,470
Shares cancelled in settlement	-	-	(133)	(2)	(15)	-	-	(17)
Net loss	-	-	-	-	-	-	(433,492)	(433,492)
BALANCE, September 30, 2005	2,713	2	99,020	1,188	7,920,728	74,470	(8,291,217)	(294,829)
Liabilities forgiven by the former
officers and shareholders	-	-	-	-	709,181	-	-	709,181
Legal expenses contributed by the
former CEO of the Company	-	-	-	-	26,840	-	-	26,840
Sale and transfer of available-for-
sale securities, net	-	-	-	-	-	(74,470)	-	(74,470)
Net loss	-	-	-	-	-	-	(404,668)	(404,668)
BALANCE, September 30, 2006	2,713	$2	99,020	$1,188	$8,656,749	$-	$(8,695,885)	$(37,946)

See accompanying notes to financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Statements of Cash Flows
Years Ended September 30, 2006 and 2005

	2006	2005

Cash flows from operating activities
Net loss	$(406,668)	$(433,492)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation	526	1,264
Expense of capitalized website costs	-	20,000
Loss on disposal of fixed assets	1,368	-
Loss on sale of marketable securities	16,148	-
Legal services contributed by the former CEO of the Company	26,840	-
Change in assets and liabilities:	-
Prepaid expenses	2,372	(2,372)
Accounts payable and accrued expenses	(53,607)	43,495
Accrued interest	12,803	209
Accrued wages payable	116,500	138,100
Net cash used in operations	(283,718)	(232,796)

Cash flows from investing activities
Purchase marketable securities	-	(33,100)
Proceeds from sale of marketable securities	10,653	-
Net cash used in investing activities	10,653	(33,100)

Cash flows from financing activities
Loans from related party	257,000	40,000
Net cash provided by financing activities	257,000	40,000

Net increase (decrease) in cash and cash equivalents	(16,065)	(225,896)
Cash and cash equivalents, beginning of period	16,065	241,961
Cash and cash equivalents, end of year	$-	$16,065

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

Non-cash investing and financing activities:
Liabilities assumed or forgiven by the former CEO of the Company and
other shareholders, pursuant to the Release and Settlement Agreement	$709,181	$-

See accompanying notes to financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005

1. BACKGROUND INFORMATION

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. (the "Company" or "Onspan"). On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed below. On April 22, 2003 the Company created a new subsidiary, Coventry 1 Inc., a Nevada corporation. The Company had one other subsidiary, Onspan SmartHouse, Inc., a Florida corporation.

As of June 21, 2006, as further discussed in Item 3, substantially all of the Company’s debt ($709,181) was forgiven or assumed by the Company’s former CEO and other shareholders and the Company sold its remaining subsidiary, OnSpan SmartHouse, Inc. The $709,181 in obligations was recorded as a contribution to capital of the Company.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares, par value $.012. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares (99,020 shares at September 30, 2006). All share transactions in this Form 10-KSB have been adjusted to reflect the reverse split.

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares, par value $.012. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer at the time, and Gary Schultheis, an employee of the Company at the time, pursuant to which the Company sold its wholly-owned subsidiary, Coventry 1 Inc., to Messrs. Tabin and Schultheis. The sole asset of the subsidiary was a single family home and lot located in Woodfield Country Club, Boca Raton, Florida and related country club golf membership. The purchase price for the shares of the subsidiary was $1,509,972, which was based on a comprehensive certified appraisal as defined by the Uniform Standards of Professional Appraisal Practice (USPAP), and the report conforms to applicable FIRREA guidelines and or requirements. Messrs Tabin and Schultheis bore the cost of the appraisal. The purchase included the country club golf membership, and the purchaser was responsible for all costs and fees associated with the membership. In addition, the Purchaser was responsible for all expenses associated with the property included in Coventry 1 Inc. whether accrued or outstanding or subsequently to be outstanding, including outstanding tax balance of $21,188 due to Palm Beach County, Florida for the year 2003, outstanding fees including electric, security etc. totaling $12,768, as well as an outstanding insurance payable of $17,043. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001. The Company, which had received engineering plans, had intended to renovate and expand the existing home on the property. The Company sold the real estate project in order to service mounting legal expenses associated with litigation. The Company used the proceeds from the sale of this division to pay off its Debt to related parties, which included a note payable to Evolve One, Inc and shareholder loans. Messrs. Tabin and Schultheis sold the property on March 1, 2006, for $2,300,000 and paid the Company $17,250, which is included in other income.

2. SUMMARIES OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying financial statements for the period ended September 30, 2006 and 2005 include the accounts of Double Eagle Holdings, Ltd., f/k/a Onspan Networking, Inc. and its former subsidiary, Onspan SmartHouse Inc., for the period until the subsidiary was transferred to the defendants in the litigation pursuant to the Release and Settlement Agreement discussed in note 9. Onspan SmartHouse Inc. had no activity during the periods presented. All significant intercompany accounts and transactions have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of accounts payable approximates its fair value as of September 30, 2006, because of the short maturity of these instruments.

REVENUE RECOGNITION

The Company will recognize revenue when earned and realizable.

MARKETABLE SECURITIES

The Company's marketable securities were classified as available - for - sale and were stated at fair value determined by the last recorded trading price of each security at the balance sheet date. Unrealized gains and losses were included in accumulated other comprehensive income, net of applicable income taxes. Related gains or losses and declines in value, if any, judged to be other than temporary on available-for-sale securities are reported in non operating expenses. For purposes of determining realized gains and losses the loss of securities sold is based on specific identification. All remaining marketable securities were transferred to the defendants pursuant to the Release and Settlement Agreement discussed in note 9.

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

STOCK OPTION PLAN

Prior to January 1, 2006, the Company accounted for options granted under its employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations including Financial Accounting Standards Board (“FASB”) Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25.” Under APB 25, compensation expense was recognized for the difference between the market price of the Company’s common stock on the date of grant and the exercise price. As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), stock-based compensation was included as a pro forma disclosure in the notes to the financial statements.

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method for all stock options issued. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest. During fiscal 2006, the Company did not grant any options during the years ended September 30, 2006 and 2005. Accordingly, the SFAS No. 123 pro forma numbers for fiscal 2005 are not presented since they would not differ from the actual historical results.

The Company currently fully reserves all of its tax benefits. Accordingly, the adoption of SFAS 123R, which requires the benefits of tax deduction in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis, will have no current impact on the Company.

SFAS 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” requires disclosure of the effect on net income and earnings per share had stock-based compensation cost been recognized based upon the fair value on the grant date of stock options for the comparable prior year period. The Company had no unvested options outstanding during the year ended September 30, 2005. Disclosures for the year ended September 30, 2006, are not presented as there were no options granted during fiscal 2006 and if there had been, the amounts would be recognized in the financial statements.

EARNINGS (LOSS) PER SHARE

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect the potential dilution from the exercise or conversion of securities into common stock. All common stock equivalents are anti-dilutive for the periods presented. Accordingly, basic and fully diluted loss per share is the same in both fiscal 2006 and 2005.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Expenditures for significant renewals and improvements are capitalized. Repairs and maintenance are charged to expense as incurred. Depreciation is computed on a straight-line method based upon the useful lives of the assets. All property and equipment was sold during fiscal 2006.

WEBSITE

In 2004, the Company purchased the Internet Domain www.VOIS.com, and capitalized its related acquisition costs in the amount of $20,000. During the fourth quarter of 2005, the Company decided to utilize this Domain as part of its portal development activities. As a result, the Company expensed its previously capitalized costs as in-progress research and development pursuant to SFAS 2, "Accounting for Research and Development Costs". The Internet Domain www.VOIS.com was transferred to the defendants pursuant to the Release and Settlement Agreement discussed in note 9.

CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2006 and 2005, the Company had no amounts in excess of the FDIC insured limit.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair vale as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have any effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plant (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company does not expect that the implementation of SFAS No. 158 will have any impact on its financial position and results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

3. MARKETABLE SECURITIES

On October 15, 2004, the Company purchased 150,000 shares for $.18 per share for an aggregate purchase price of $27,000. (1,200,000 shares post split) of Evolve One, Inc, a related party where certain officers and directors of the Company, at the time, were also officers and directors of Evolve One Inc. The purchase was made in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the Securities Act.

The Company terminated its sub-lease agreement with Evolve One Inc., as of January 20, 2005. Evolve One, Inc. agreed to compensate the Company 20,000 shares of Evolve One, Inc. restricted common stock for the capital improvements abandoned by the Company. The securities were valued at $6,100 based on the trading price at the time.

On April 28, 2006, the Company entered into a stock purchase agreement with Progress Partners, Inc., a Florida corporation, and certain individuals to sell 1,191,172 of the 1,220,000 shares of Evolve One, Inc. owned by the Company at the time for $10,653. The Company recognized a loss of $16,148 on the sale. All remaining marketable securities, 28,828 shares of Evolve One, Inc., were transferred to the Defendants pursuant to the Release and Settlement Agreement discussed in note 9.

4. RELATED PARTY TRANSACTIONS

Pursuant to the Release and Settlement Agreement discussed in note 9, all directors, officers and employees of the Company resigned and two major shareholders, Herbert Tabin, former President and CEO, and Gary Schultheis, a former employee, (collectively “Defendants”) sold their shares to designees of the Plaintiff for $200,000. In addition, Defendants assumed all liabilities of the Company and forgave all amounts due to them; Defendants acquired the Company’s subsidiary, SmartHouse for $2,000 of the liabilities assumed; and the common stock options held by Defendants, Capra and Dermer, former CFO, were cancelled.

During the two years ended September 30, 2006, $53,500 and $65,700, respectively, in compensation was accrued for Mr. Tabin. Accrued compensation of $191,200 was forgiven by Mr. Tabin pursuant to the Release and Settlement Agreement discussed in note 9. In addition, Mr. Tabin had loaned the Company $310,012, including accrued interest, which was also forgiven by him pursuant to the Release and Settlement Agreement.

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

The Company has agreed to indemnify its Officers and Directors against losses from litigation, and has provided for any expected losses resulting from various legal proceedings (see note 9).

5. STOCKHOLDERS’ EQUITY

PREFERRED STOCK

At September 30, 2006, the Company had 12,500 shares authorized and 2,713 shares outstanding of its $.001 par value Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split.

Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if and when the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. As of September 30, 2006 the amount of accumulated unpaid dividends on the preferred stock is $163,570.

COMMON STOCK

At September 30, 2006, the Company had 8,333,333 shares authorized and 1,089,219 shares issued and outstanding of its $.012 par value common stock.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares, par value $.012. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares (99,020 shares at September 30, 2006). All share transactions in this Form 10-KSB have been adjusted to reflect the reverse split.

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares, par value $.012. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

	Unrealized Gain (Loss) On Marketable Securities	Deferred Tax Liability	Accumulated Other Comprehensive Income (Loss)

Marketable securities	$119,400	$(44,930)	$74,470
BALANCE, September 30, 2005	119,400	(44,930)	74,470

Market adjustment and sale	(123,392)	44,930	(78,462)
BALANCE before settlement	(3,992)	-	(3,992)
Release and Settlement	3,992	-	3,992
BALANCE, September 30, 2006	$-	$-	$-

7. EMPLOYEE INCENTIVE STOCK OPTION AGREEMENTS

During 1999, the Company adopted the Onspan Networking, Inc. f/k/a Network Systems International, Inc. "1999 Long Term Stock Incentive Plan." The maximum number of shares authorized and available under the plan was amended to be increased from 41,667 to 500,000 shares and this amendment was approved at the annual shareholder meeting held December 31, 2001. Under the terms of the plan, the options expire after 10 years, as long as the employees remain employed with the Company. The Company initially reserved 500,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan. Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value. Non-statutory options must provide for an exercise price of not less than 85% of the fair market value.

Pursuant to the Plan on September 2, 2003, the Company granted 122,000 share non-qualified stock options and 366,000 share incentive stock options to certain directors and employees. The stock options were immediately exercisable. The 122,000 share non-qualified stock option was exercised in fiscal 2004. The following is a summary of option activity for the two years ended September 30, 2006, giving effect to the one for 11 reverse stock split which was effective November 6, 2006.

	OPTIONS AVAILABLE FOR GRANT	OPTIONS OUTSTANDING	WEIGHTED AVERAGE EXERCISE PRICE

BALANCE, September 30, 2004	343,666	34,334	$7.37

Granted	-	-	-
Exercised	-	-	-
Cancelled	-	-	-

BALANCE, September 30, 2005	343,666	34,334	7.37

Granted	-	-	-
Exercised	-	-	-
Cancelled	34,334	(34,334)	(7.37)

BALANCE, September 30, 2006	378,000	-	$-

8.  INCOME TAXES

The Company recorded a valuation allowance for the full amount of the tax benefit from its losses for the two years ended September 30, 2006. Accordingly, there is no current tax provision.

Reconciliation of the Federal statutory income tax rate to the Company's effective income tax rate is as follows:

	2006	2005

“Normally expected” income tax benefit	$(138,300)	$(147,400)
Increase (decrease) in taxes resulting from:
State income taxes net of federal income tax benefit	(14,800)	(15,700)
Unrealized gain on marketable securities	44,900	(44,900)
Increase in valuation allowance	108,200	208,000

Tax benefit	$-	$-

The significant temporary differences that give rise to a deferred tax asset as of September 30, 2006 and 2005 are as follows:

	2006	2005

Deferred tax asset:
Accrued compensation	$-	$105,500
Capital loss carryforward	47,900	41,800
NOL carryforward	869,100	767,000
Deferred tax asset	917,000	914,300

Deferred tax liability:
Unrealized gain on marketable securities	-	(44,900)

Net deferred tax asset	917,000	869,400
Less valuation allowance	(917,000)	(914,300)

Net deferred tax liability	$-	$(44,900)

The net change in the total valuation allowance for the two year ended September 30, 2006 and 2005 was an increase of $108,200 and $208,000, respectively. The $108,200 increase in 2006 was reduced by the $105,500 in deferred tax asset associated with accrued compensation which was forgiven and will not be paid.

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

The Company has a net operating loss carryforward of approximately $2,310,000, which expires between 2022 and 2025.

9.  LEGAL PROCEEDINGS

SECURITIES ACTION

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

As of June 21, 2006, all parties to the Amended Complaint entered into a Release and Settlement Agreement. The agreement was completed on September 22, 2006, and provided for the following:

(a)	For the defendants to sell their stock in the Company for $200,000 to the parties designated by the plaintiffs;
(b)	The defendants will assume or forgive all indebtedness of the Company except for the sum of $2,000;
(c)	Defendants covenant not to purchase any stock of the Company at any time in the future;
(d)
In exchange for forgiveness of $2,000 of debt of the Company to defendants, the Company will transfer to the defendants or defendant’s designee all of the stock of OnSpan SmartHouse, Inc., the Company’s sole remaining subsidiary, and all rights to the internet domain name or URL “vois.com”; and

(e)	Any and all options owned by the defendants, Capra or Dermer will be cancelled.

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

10. GOING CONCERN

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
The Company, which had received engineering plans for the real estate project, had intended to renovate and expand the existing single-family home on this site. However on May 27, 2004 the Company completed the sale of Coventry 1, Inc. and utilized the cash received for legal expenses. The Company and certain of the officers and directors have been a party to several legal proceedings; the Company has provided indemnifications to its officers and directors against losses sustained in these proceedings. The Company’s obligation to continue to fund the legal expenses associated with the litigation discussed in Item 3 ceased when the parties executed the Release and Settlement Agreement effective June 21, 2006.

As of June 21, 2006, as further discussed in Item 3, substantially all of the Company’s debt ($709,181) was forgiven or assumed by the Company’s former CEO and other shareholders and the Company sold its remaining subsidiary, OnSpan SmartHouse, Inc. The $709,181 in obligations was recorded as a contribution to capital of the Company.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares, par value $.012. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares (99,020 shares at September 30, 2006).

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares, par value $.012. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

Since 2005, when the Company closed its home construction business, the Company has sought to acquire an operating business. To date, the Company has not located a suitable acquisition candidate willing to be acquired. The shareholders action to increase the Company’s authorized common stock was done to provide the Company with more flexibility in making a potential acquisition. The Company plans to raise sufficient capital through either loans or private placements of its common stock for operations until it can complete a viable acquisition.

There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

11. SUBSEQUENT EVENTS

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares, par value $.012. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares (99,020 shares at September 30, 2006). All share transactions in this Form 10-KSB have been adjusted to reflect the reverse split.

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares, par value $.012. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 16, 2006, the Company received notification from its former independent registered public accountants, Daszkal Bolton LLP (“Daszkal Bolton”), Certified Public Accountants, of Boca Raton, Florida, of their decision to resign as auditors for the Company. On November 6, 2006, the Company engaged Moore & Associates, Chartered (“Moore”), Certified Public Accountants, of Las Vegas, Nevada, as its independent registered public accounting firm. The decision to change accountants was approved by the Board of Directors of the Company.

During the two years ended September 30, 2005 and the subsequent interim periods until the change, there were no disagreements with Daszkal Bolton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Daszkal Bolton would have caused them to make reference in connection with their report to the subject matter of the disagreement, and Daszkal Bolton has not advised the Company of any reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The report of independent registered public accounting firm of Daszkal Bolton as of and for the two years ended September 30, 2005, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principle. The report contained a “going concern” modification.

During the two years ended September 30, 2005, and through November 6, 2006, the Company did not consult with Moore regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 8A: CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2006 (the "Evaluation
Date") were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the year ended September 30, 2006. By September 30, 2006, all directors, officers and employees of the Company had resigned and been replaced, pursuant to the Release and Settlement Agreement discussed in Item 3.

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

ITEM 8B: OTHER INFORMATION

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and current positions with the Company held by the Directors and Executive Officers; together with the date such positions were assumed. The Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.

Position or Office	Date	Name	Age

President/CEO/CFO/Director	Sep-06	Michael D. Pruitt	46

MICHAEL D. PRUITT, a long-time entrepreneur with a proven track record, possesses the expertise to evaluate potential investments, form key relationships and recognize a strong management team.  Mr. Pruitt founded Avenel Financial Group, a boutique financial services firm concentrating on emerging technology company investments.  The business succeeded immediately, and in order to grow Avenel Financial Group to its full potential and better represent the company's ongoing business model, he formed Avenel Ventures, an innovative technology investment and business development company.  In the late 1980s, Mr. Pruitt owned Southern Cartridge, Inc., which he eventually sold to MicroMagnetic, Inc., where he continued working as Executive Vice President and a Board member until Southern Cartridge was sold to Carolina Ribbon in 1992.  From 1992 to 1996, Mr. Pruitt worked in a trucking firm where he was instrumental in increasing revenues from $6 million to $30 million.  The firm was sold in 1996 to Priority Freight Systems.  Between 1997 and 2000, Mr. Pruitt assisted several public and private companies in raising capital, recruiting management and preparing companies to go public or be sold.  He was the CEO, President and Chairman of the Board of OTV (formerly RCG Companies), a publicly traded holding company listed on the AMEX.  Mr. Pruitt received a Bachelor of Arts degree from Coastal Carolina University in Conway, South Carolina, where he sits on the Board of Visitors of the Wall School of Business.  He is also Managing Director of Cain Capital Advisors. Mr. Pruitt is CEO and a director of Chanticleer Holdings, Inc.

CODE OF ETHICS

Effective November 1, 2003, our board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's President (being our principal executive officer), our Chief Financial Officer and all employees. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

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

Our Code of Business Conduct and Ethics is filed herewith with the Securities and Exchange Commission as Exhibit 14 to this annual report. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Double Eagle Holdings, Ltd., 4500 Cameron Valley Parkway, Suite 270, Charlotte, NC 28211.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To our knowledge, based solely on a review of reports furnished to us, the Director has not yet filed his Form 3 when he became a Director and the Director did not timely file his required Form 5 for fiscal 2006.

ITEM 10: EXECUTIVE COMPENSATION

The following table shows the cash compensation of the Company's chief executive officer and each officer whose total cash compensation exceeded $100,000, for the three fiscal years ended September 30, 2006.

SUMMARY COMPENSATION TABLE - ANNUAL COMPENSATION
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation

Michael D. Pruitt	2006	None	None	None
Chairman of the Board,	2005	N/A	N/A	N/A
President, CEO and CFO	2004	N/A	N/A	N/A
Since September 22, 2006

Herbert Tabin	2006	None	None	None
Chairman of the Board	2005	None	None	None
And CEO from July 25,	2004	None	None	None
2000 until September 22, 2006

Marissa Dermer	2006	None	None	None
CFO from September	2005	None	None	None
2000 until September 21, 2006	2004	None	None	None

There is no immediate family relationship between or among the current Director and Executive Officer. Previously, Ms. Dermer who was CFO is the sister-in-law of Mr. Tabin who was CEO. Compensation accrued for Mr. Tabin and Ms. Dermer was not paid and was forgiven as a part of the Release and Settlement Agreement discussed in Item 3.

SUMMARY COMPENSATION TABLE - LONG-TERM COMPENSATION

None

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

The Stock Incentive Plan is administered by a Committee consisting of members appointed by the Board of Directors of the Company (the "Committee"). The Committee is currently comprised of Mr. Pruitt, currently the sole Director. The Committee, in its sole discretion, has the authority to: (i) designate the key associates or classes of key associates eligible to participate in the Stock Incentive Plan; (ii) to grant awards provided in the Stock Incentive Plan in the form and amount determined by the Committee; (iii) to impose such limitations, restrictions and conditions upon any such award as the Committee shall deem appropriate; and (iv) to interpret the Stock Incentive Plan.

The maximum aggregate number of shares of common stock available for issuance under the Stock Incentive Plan is 378,000 shares. At September 30, 2006, all options to purchase shares of the Company's common stock outstanding under the Stock Incentive Plan were cancelled pursuant to the Release and Settlement Agreement discussed in Item 3. The shares of common stock available for issuance under the Stock Incentive Plan are subject to adjustment for any stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like. Shares issued may consist in whole or in part of authorized but unissued shares or treasury shares. Shares tendered by a participant as payment for shares issued upon exercise of an option shall be available for issuance under the Stock Incentive Plan.

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

OPTION/SAR GRANTS IN LAST FISCAL YEAR -

None

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES -

None

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLER MATTERS

The following table indicates all persons who, as of September 30, 2006, the most recent practicable date, are known by the Company to own beneficially more than 5% of any class of the Company's voting securities and all Directors of the Company and all Officers who are not Directors of the Company, as a group. The Company's common stock is the only class of its voting securities. As of November 30, 2006, there were 121,749 shares of the Company's common stock outstanding. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities and includes any securities which the person has the right to acquire within 60 days through the conversion or exercise of any security or other right. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of its common stock beneficially owned by them. The information as to the number of shares of the Company's common stock owned by each named person or group is based upon the information contained in a record list of the Company's shareholders at November 30, 2006.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	% of Class

Common	Amy Clark	9,091	7.47%
	6723 Hialeah Drive
	Dallas, TX 75214

Common	3D Shopping.com	20,455	16.80%
	308 Washington Blvd.
	Marina Del Rey, CA 90291

Common	Joel Holt	11,744	9.65%
	23 Cedar Hill
	Asheville, NC 28803

Common	Clay Cooley, Trustee	14,409	11.84%
	1424 E 35th Place
	Tulsa, OK 74105

Common	Michael D. Pruitt	46.04%
	4500 Cameron Valley Parkway, Ste 270
	Charlotte, NC 28211

Common	All directors and executive officers as	46.04%
	a group (one person)

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the Release and Settlement Agreement discussed in note 9, all directors, officers and employees of the Company resigned and two major shareholders, Herbert Tabin, former President and CEO, and Gary Schultheis, a former employee, (collectively “Defendants”) sold their shares to designees of the Plaintiff for $200,000. In addition, Defendants assumed all liabilities of the Company and forgave all amounts due to them; Defendants acquired the Company’s subsidiary, SmartHouse for $2,000 of the liabilities assumed; and the common stock options held by Defendants, Capra and Dermer, former CFO, were cancelled.

During the two years ended September 30, 2006, $53,500 and $65,700, respectively, in compensation was accrued for Mr. Tabin. Accrued compensation of $191,200 was forgiven by Mr. Tabin pursuant to the Release and Settlement Agreement discussed in note 9. In addition, Mr. Tabin had loaned the Company $310,012, including accrued interest, which was also forgiven by him pursuant to the Release and Settlement Agreement.

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

The Company has agreed to indemnify its Officers and Directors against losses from litigation, and has provided for any expected losses resulting from various legal proceedings (see note 9).

ITEM 13: EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

(a) EXHIBITS

14	Onspan Code of Business Conduct and Ethics Adopted by the Board of Directors on November 1, 2003.

31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Michael D. Pruitt, Chief Executive Officer and Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, made by Michael D. Pruitt, Chief Executive Officer.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate audit fees billed by Moore & Associates, Chartered for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended September 30, 2006 and 2005 was $5,500.

The aggregate audit fees billed by Daszkal Bolton LLP for professional services rendered for the review of quarterly financial statements included in our Quarterly Reports on Form 10-QSB for the quarters ending December 31, March 31, and June 30, 2006 and 2005 were $15,000 and $12,000, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

AUDIT COMMITTEE POLICIES

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our independent auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

Currently, Mr. Pruitt performs all functions of the audit committee.

SIGNATURES

In accordance with the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DOUBLE EAGLE HOLDINGS, LTD.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, President,
Chief Executive Officer and Chief Financial Officer

Date: January 22, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael D. Pruitt
Michael D. Pruitt, President,
Chief Executive Officer, Chief Financial Officer and Director

Date: January 22, 2007