Form 10QSB
period 2006-12-31
Double Eagle Holdings, Ltd.
filed 2007-02-14
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: DECEMBER 31, 2006

Commission File Number: 0-22991

DOUBLE EAGLE HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0460247
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4500 CAMERON VALLEY PARKWAY, SUITE 270, CHARLOTTE, NC 28211
(Address of principal executive office)

(704) 366-5122
(Issuer's telephone number)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of February 1, 2007 was 121,749.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X].

DOUBLE EAGLE HOLDINGS, INC.

PART 1: UNAUDITED FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, INC.
Condensed Balance Sheet
December 31, 2006
(Unaudited)

Assets

Current assets
Cash and cash equivalents	$1,356
Total current assets	1,356
Total assets	$1,356

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$5,891
Total current liabilities	5,891
Preferred dividends payable	30,946
Total liabilities	36,837

Commitments and contingencies

Stockholders' deficit
Preferred stock: $.001 par value; authorized 12,500 shares;
2,713 shares issued and outstanding; liquidation preference $271,300	2
Common stock: $.001 par value; authorized 100,000,000 shares;
121,749 shares issued and outstanding	122
Additional paid-in capital	8,667,815
Accumulated deficit	(8,703,420)
Total stockholders' deficit	(35,481)
Total liabilities and stockholders' deficit	$1,356

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, INC.
Condensed Statements of Operations
Three Months Ended December 31, 2006 and 2005
(Unaudited)

	2006	2005

Revenues	$-	$-

Costs and expenses
Salaries and wages	-	40,000
Other selling, general and administrative expenses	7,535	65,274
Total costs and expenses	7,535	105,274
Net loss from operations	(7,535)	(105,274)

Other income (expense):
Interest income	-	1
Interest expense	-	(992)
Total other income (expense)	-	(991)
Net loss before income taxes	(7,535)	(106,265)
Income tax benefit	-	-
Net loss	$(7,535)	$(106,265)

Net loss per share, basic and diluted	$(0.06)	$(1.07)

Weighted average shares outstanding, basic and diluted	116,808	99,020

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, INC.
Condensed Statements of Cash Flows
Three Months Ended December 31, 2006 and 2005
(Unaudited)

	2006	2005

Cash flows from operating activities
Net loss	$(7,535)	$(106,265)
Adjustment to reconcile net loss to net cash used
in operating activities:
Depreciation	-	183
Change in assets and liabilities:
Accounts payable	(1,109)	(32,956)
Accrued wages	-	38,500
Accrued expenses	-	992
Net cash used in operations	(8,644)	(99,546)

Cash flows from investing activities
Net cash used in investing activities	-	-

Cash flows from financing activities
Loans from related party	-	100,000
Sale of common stock	10,000	-
Net cash provided by financing activities	10,000	100,000
Net increase (decrease) in cash and cash equivalents	1,356	454
Cash and cash equivalents, beginning of period	-	16,065
Cash and cash equivalents, end of period	$1,356	$16,519

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Three months ended December 31, 2006 and 2005
(UNAUDITED)

A: ORGANIZATION

HISTORY OF BUSINESS
Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. ("Onspan"). On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed below. On April 22, 2003, the Company created a new subsidiary, Coventry 1 Inc., a Nevada corporation. The Company also had one other subsidiary, Onspan SmartHouse, Inc., a Florida corporation.

As of June 21, 2006, pursuant to a settlement agreement, substantially all of the Company’s debt ($709,181) was forgiven or assumed by the Company’s former CEO and other shareholders and the Company sold its remaining subsidiary, OnSpan SmartHouse, Inc. The $709,181 in obligations was recorded as a contribution to capital of the Company in September 2006 when the settlement agreement was finalized.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares. All share transactions in this Form 10-QSB have been adjusted to reflect the reverse split. The par value of the common stock was also reduced from $.012 to $.001.

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer at the time, and Gary Schultheis, an employee of the Company at the time, pursuant to which the Company sold its wholly-owned subsidiary, Coventry 1, Inc., to Messrs. Tabin and Schultheis. The sole asset of the subsidiary was a single family home and lot located in Woodfield Country Club, Boca Raton, Florida and related country club golf membership. The purchase price for the shares of the subsidiary was $1,509,972, which was based on a comprehensive certified appraisal. Messrs Tabin and Schultheis bore the cost of the appraisal. The purchase included the country club golf membership, and the purchaser was responsible for all costs and fees associated with the membership. In addition, the Purchaser was responsible for all expenses associated with the property. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001. The Company had intended to renovate and expand the existing home on the property. The Company sold the real estate project in order to service mounting legal expenses associated with litigation and the Company also used the proceeds from the sale to pay off its debt at the time, which included a note payable to Evolve One, Inc and notes to other related parties. Messrs. Tabin and Schultheis sold the property on March 1, 2006, for $2,300,000 and paid the Company $17,500, which is included in other income during the quarter ended March 31, 2006.

BASIS OF PRESENTATION
The financial statements at December 31, 2006 and 2005 include the accounts of the Company.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2006, which is included in the Company's Form 10-KSB for the year ended September 30, 2006. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete fiscal year.

B: ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS
The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS
The fair value of accounts payable approximates its carrying amount in the financial statements due to the short maturity of such instruments.

REVENUE RECOGNITION
The Company will recognize revenue when earned and realizable.

INCOME TAXES
The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, the liability method is used in accounting for income taxes and deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has established a valuation allowance for the full amount of the deferred tax asset which results from its net operating loss carryforward.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method for all stock options issued. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest. The Company did not grant any options during the three months ended December 31, 2006 and 2005. Accordingly, the SFAS No. 123 pro forma numbers for the prior year period are not presented since they would not differ from the actual historical results.

The Company currently fully reserves all of its tax benefits. Accordingly, the adoption of SFAS 123R, which requires the benefits of tax deduction in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis, will have no current impact on the Company.

SFAS 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” requires disclosure of the effect on net income and earnings per share had stock-based compensation cost been recognized based upon the fair value on the grant date of stock options for the comparable prior year period. The Company had no unvested options outstanding during the three months ended December 31, 2005. Disclosures for the three months ended December 31, 2006, are not presented as there were no options granted during this period and if there had been, the amounts would already be recognized in the financial statements.

LOSS PER SHARE
The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic loss per share is computed using the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution from the exercise or conversion of securities into common stock. There are currently no common stock equivalents. Accordingly, basic and fully diluted loss per share is the same in both fiscal 2007 and 2006.

USE OF ESTIMATES
The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

FISCAL YEAR
Fiscal 2007 refers to periods in the year ending September 30, 2007. Fiscal 2006 refers to periods in the year ended September 30, 2006.

C: STOCKHOLDERS’ EQUITY

PREFERRED STOCK
At December 31, 2006, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to one share of the Company's common stock as adjusted for the 1 for 12 reverse stock split and a 1 for 11 reverse stock split effective November 6, 2006. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions and to preserve the Company's working capital in order to help maintain the continued viability of the Company. The Board of Directors is unable at this time to predict if and when the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. As of December 31, 2006 the amount of accumulated unpaid dividends on the preferred stock is approximately $167,700 of which $136,700 has not been declared.

COMMON STOCK
On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares. All share transactions in this Form 10-QSB have been adjusted to reflect the reverse split. The par value of the common stock was also reduced from $.012 to $.001.

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

D: RELATED PARTY TRANSACTIONS

For the period ended December 31, 2005 the Company accrued $17,500 in salaries for its former President, Herbert Tabin. As of June 30, 2006, the Company had a total of $191,200 accrued salaries to Mr. Tabin. Mr. Tabin forgave all compensation which had accrued for him in September 2006 as discussed below. In addition, Mr. Tabin had loaned the Company $310,012, including accrued interest, which was also forgiven by him pursuant to the Release and Settlement Agreement.

Pursuant to the Release and Settlement Agreement dated June 21, 2006, and completed in September 2006, all directors, officers and employees of the Company resigned and two major shareholders, Herbert Tabin, former President and CEO, and Gary Schultheis, a former employee, (collectively “Defendants”) sold their shares to designees of the Plaintiff for $200,000. In addition, Defendants assumed all liabilities of the Company and forgave all amounts due to them; Defendants acquired the Company’s subsidiary, SmartHouse for $2,000 of the liabilities assumed; and the common stock options held by Defendants, Capra and Dermer, former CFO, were cancelled.

On October 15, 2004 The Company purchased 150,000 shares for $.18 per share for an aggregate purchase price of $27,000 of Evolve One, Inc, a related party where certain officers and directors of the Company, at the time, were also officers and directors of Evolve One Inc. in a private transaction exempt from registration under the Securities Act of 1933 in reliance on an exemption provided by Section 4(2) of the Securities Act.

The Company terminated its sub-lease agreement with Evolve One Inc., as of January 20, 2005. The Company was released of any and all rental obligations in accordance with the Sublease agreement dated October 19, 2004. Evolve One, Inc. agreed to compensate the Company 20,000 shares of Evolve One, Inc. restricted common stock for the $6,100 of capital improvements paid by the Company.

The Company has agreed to indemnify its Officers and Directors against losses from litigation, and has provided for any expected losses resulting from various legal proceedings, which in the opinion of management have now all been resolved.

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
(d)
In exchange for forgiveness of the remaining $2,000 of debt of the Company to defendants, the Company will transfer to the defendants or defendant’s designee all of the stock of OnSpan SmartHouse, Inc., the Company’s sole remaining subsidiary, and all rights to the internet domain name or URL “vois.com”; and

(e)	Any and all options owned by the defendants, Capra or Dermer will be cancelled.

E: GOING CONCERN

The accompanying financial statements were prepared assuming that the Company will continue as a going concern.

Prior to August 5, 2002, the Company, a Nevada corporation, was a holding Company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. Following August 5, 2002, the Company announced a change in its strategy and subsequently sold its operating division InterLAN. In April of 2003, the Company changed its focus to investing in and revitalizing single family homes in established residential neighborhoods. The Company acquired its first property on June 19, 2003.

The Company intended to renovate and expand the existing single-family home on this site. However, on May 27, 2004, the Company completed the sale of Coventry 1, Inc. and utilized the cash received for legal expenses. The Company and certain of the officers and directors have been a party to several legal proceedings; the Company has provided indemnifications to its officers and directors against losses sustained in these proceedings. The Company’s obligation to continue to fund the legal expenses associated with the litigation ceased when the parties executed the Release and Settlement Agreement effective June 21, 2006 (Note D).

As of June 21, 2006, as further discussed in Note D, substantially all of the Company’s debt ($709,181) was forgiven or assumed by the Company’s former CEO and other shareholders and the Company sold its remaining subsidiary, OnSpan SmartHouse, Inc. The $709,181 in obligations was recorded as a contribution to capital of the Company.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares. The par value was also reduced from $.012 to $.001.

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares, par value $.001. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Prior to August 5, 2002, the Company, a Nevada corporation, was a holding Company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. Following August 5, 2002, the Company announced a change in its strategy and subsequently sold its operating division InterLAN. In April of 2003, the Company changed its focus to investing in and revitalizing single family homes in established residential neighborhoods. The Company acquired its first property on June 19, 2003.
The Company intended to renovate and expand the existing single-family home on this site. However, on May 27, 2004, the Company completed the sale of Coventry 1, Inc. and utilized the cash received for legal expenses. The Company and certain of the officers and directors have been a party to several legal proceedings; the Company has provided indemnifications to its officers and directors against losses sustained in these proceedings. The Company’s obligation to continue to fund the legal expenses associated with the litigation ceased when the parties executed the Release and Settlement Agreement effective June 21, 2006 (Note D).

As of June 21, 2006, as further discussed in Note D, substantially all of the Company’s debt ($709,181) was forgiven or assumed by the Company’s former CEO and other shareholders and the Company sold its remaining subsidiary, OnSpan SmartHouse, Inc. The $709,181 in obligations was recorded as a contribution to capital of the Company.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares. The par value was also reduced from $.012 to $.001.

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares, par value $.001. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

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

HISTORY OF BUSINESS

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol ONSP. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. ("Onspan"). On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed below. On April 22, 2003, the Company created a new subsidiary, Coventry 1 Inc., a Nevada corporation. The Company also had one other subsidiary, Onspan SmartHouse, Inc., a Florida corporation.

As of June 21, 2006, pursuant to a settlement agreement, substantially all of the Company’s debt ($709,181) was forgiven or assumed by the Company’s former CEO and other shareholders and the Company sold its remaining subsidiary, OnSpan SmartHouse, Inc. The $709,181 in obligations was recorded as a contribution to capital of the Company in September 2006 when the settlement agreement was finalized.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares. All share transactions in this Form 10-QSB have been adjusted to reflect the reverse split. The par value of the common stock was also reduced from $.012 to $.001.

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

On May 27, 2004, the Company entered into a stock purchase agreement with Herbert Tabin, its President and Chief Executive Officer at the time, and Gary Schultheis, an employee of the Company at the time, pursuant to which the Company sold its wholly-owned subsidiary, Coventry 1, Inc., to Messrs. Tabin and Schultheis. The sole asset of the subsidiary was a single family home and lot located in Woodfield Country Club, Boca Raton, Florida and related country club golf membership. The purchase price for the shares of the subsidiary was $1,509,972, which was based on a comprehensive certified appraisal. Messrs Tabin and Schultheis bore the cost of the appraisal. The purchase included the country club golf membership, and the purchaser was responsible for all costs and fees associated with the membership. In addition, the Purchaser was responsible for all expenses associated with the property. Messrs. Tabin and Schultheis also agreed to pay the Company 0.75% of the gross sales amount of the property upon any subsequent sale provided the gross sales price exceeds $2,000,001. The Company had intended to renovate and expand the existing home on the property. The Company sold the real estate project in order to service mounting legal expenses associated with litigation and the Company also used the proceeds from the sale to pay off its debt at the time, which included a note payable to Evolve One, Inc and notes to other related parties. Messrs. Tabin and Schultheis sold the property on March 1, 2006, for $2,300,000 and paid the Company $17,500, which was included in other income in the quarter ended March 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2006, the working capital deficit decreased $2,465 to ($4,535) from ($7,000). The primary reasons for the decrease is the sale of common stock for $10,000 during the period, less the loss incurred of $7,535. During this same period, stockholders' deficit decreased the same amount. The Company has not budgeted any significant capital expenditures for the current fiscal year.

RESULTS OF OPERATIONS

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE -

The Company's selling, general and administrative expenses, including salaries and wages amounted to $105,274 during the three months ended December 31, 2005, as compared to $7,535 for the three months ended December 31, 2006. $40,000 of the decrease is due to the resignation of the former president of the Company and all other employees in September 2006. The new president and Chief Executive Officer is currently working without pay. In addition, the decrease in legal fees associated with the litigation which was settled in September 2006 accounts for the majority of the decrease from $65,274 to $7,535 for other selling, general and administrative expenses.

ITEM 3: CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 (the "Evaluation Date") were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2006.

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

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2006, we issued 22,729 shares of our common stock in exchange for $10,000 in cash. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.
ITEM 5: OTHER INFORMATION

We do not currently employ a Chief Financial Officer. Mr. Michael D. Pruitt, Chief Executive Officer, also serves as Chief Financial Officer.
ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLE EAGLE HOLDINGS, LTD.

February 7, 2007	By:	/s/ Michael D. Pruitt
Michael D. Pruitt, Chief Executive Officer
and Chief Financial Officer