Form 10-Q
period 2007-03-31
Double Eagle Holdings, Ltd.
filed 2007-05-11
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: MARCH 31, 2007

Commission File Number: 0-22991

DOUBLE EAGLE HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0460247
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4201 CONGRESS STREET, SUITE 145, CHARLOTTE, NC 28209
(Address of principal executive office)

4500 CAMERON VALLEY PARKWAY, SUITE 270, CHARLOTTE, NC 28211
(Former address of principal executive office)

(704) 366-5122
(Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of May 1, 2007 was 3,121,749.

DOUBLE EAGLE HOLDINGS, INC.

PART 1: UNAUDITED FINANCIAL INFORMATION

ITEM 1: CONDENSED FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, INC.
Condensed Balance Sheet
March 31, 2007
(Unaudited)

Assets

Current assets
Cash and cash equivalents	$-
Marketable investment securities (cost - $25,000)	37,500
Total current assets	$37,500

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$5,493
Total current liabilities	5,493
Preferred dividends payable	30,946
Total liabilities	36,439

Commitments and contingencies

Stockholders' deficit
Preferred stock: $.001 par value; authorized 12,500 shares;
2,713 shares issued and outstanding; liquidation preference $271,300	2
Common stock: $.001 par value; authorized 100,000,000 shares;
2,621,749 shares issued and outstanding	2,622
Additional paid-in capital	8,690,315
Accumulated deficit	(8,691,878)
Total stockholders' deficit	1,061
Total liabilities and stockholders' deficit	$37,500

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, INC.
Condensed Statements of Operations
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Revenues	$-	$-

Costs and expenses
Salaries and wages	-	39,000
Other selling, general and administrative expenses	958	78,447
Total costs and expenses	958	117,447
Net loss from operations	(958)	(117,447)

Other income (expense):
Other income		17,250
Interest income	-	1
Unrealized gain on marketable investment securities	12,500	-
Total other income (expense)	12,500	17,251
Net earnings (loss) before income taxes	11,542	(100,196)
Income tax benefit	-	-
Net earnings (loss)	$11,542	$(100,196)

Net loss per share, basic and diluted	$0.02	$(1.01)

Weighted average shares outstanding, basic and diluted	566,193	99,020

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, INC.
Condensed Statements of Operations
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Revenues	$-	$-

Costs and expenses
Salaries and wages	-	79,000
Other selling, general and administrative expenses	8,493	144,713
Total costs and expenses	8,493	223,713
Net loss from operations	(8,493)	(223,713)

Other income (expense):
Other income	-	17,250
Interest income	-	2
Unrealized gain on marketable investment securities	12,500	-
Total other income (expense)	12,500	17,252
Net loss before income taxes	4,007	(206,461)
Income tax benefit	-	-
Net loss	$4,007	$(206,461)

Net loss per share, basic and diluted	$0.01	$(2.09)

Weighted average shares outstanding, basic and diluted	339,032	99,020

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, INC.
Condensed Statements of Cash Flows
Six Months Ended March 31, 2007 and 2006
(Unaudited)

	2007	2006

Cash flows from operating activities
Net earnings (loss)	$4,007	$(206,461)
Adjustment to reconcile net loss to net cash used
in operating activities:
Unrealized gain on marketable investment securities	(12,500)	-
Depreciation	-	366
Change in assets and liabilities:
Prepaid expenses	-	2,372
Accounts payable	(1,507)	(2,924)
Accrued interest	-	5,539
Accrued wages	-	77,500
Net cash used in operations	(10,000)	(123,608)

Cash flows from investing activities
Acquisition of marketable investment securities	(25,000)	-
Net cash used in investing activities	(25,000)	-

Cash flows from financing activities
Loans from related party	-	165,000
Sale of common stock	35,000	-
Net cash provided by financing activities	35,000	165,000
Net increase (decrease) in cash and cash equivalents	-	41,392
Cash and cash equivalents, beginning of period	-	16,065
Cash and cash equivalents, end of period	$-	$57,457

Supplemental cash flow information

Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
Six months ended March 31, 2007 and 2006
(UNAUDITED)

NOTE 1: ORGANIZATION

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

BASIS OF PRESENTATION

The financial statements at March 31, 2007 and 2006 include the accounts of the Company.

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

BUSINESS DEVELOPMENT COMPANY

Double Eagle Holdings, Inc. filed a notification under Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) on April 5, 2007, indicating its election to be regulated as a business development company under the Investment Company Act of 1940 (the “1940 Act”). Accordingly, commencing with the Form 10-Q for June 30, 2007, the Company will file as a business development company. In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company as a business development company (a “BDC”). The Company has conducted limited operations to date. Under this recent election, the Company has been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. The Company has decided to be regulated as a business development company under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. The Company will at all times conduct its business so as to retain its status as a BDC. The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC without the approval of the holders of a majority of its outstanding voting stock as defined under the 1940 Act.

The 1940 Act defines a BDC as a closed-end management investment company that provides small businesses that qualify as “eligible portfolio companies” with investment capital and also significant managerial assistance. As a business development company, the Company is required to invest at least 70% of its total assets in qualifying assets, which, generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service.) The Company must also offer to provide significant managerial assistance to these portfolio companies. Qualifying assets may also include:

•	cash,

•	cash equivalents,

•	U.S. Government securities, or

•	high-quality debt investments maturing in one year or less from the date of investment.

The Company may invest a portion of the remaining 30% of its total assets in debt and/or equity securities of companies that may be larger or more stabilized than target portfolio companies.

An eligible portfolio company generally is a United States company that is not an investment company and that:

•	does not have a class of securities registered on an exchange or included in the Federal Reserve Board's over-the-counter margin list;

•	is actively controlled by a BDC and has an affiliate of a BDC on its Board of Directors; or

•	meets such other criteria as may be established by the SEC.

Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the eligible portfolio company. The Company may or may not control its portfolio companies.

An example of an eligible portfolio company is a new start up company or a privately owned company that has not yet gone public by selling its shares in the open market and has not applied for having its shares listed on a nationally recognized exchange such as the NYSE, the American Stock Exchange, National Association of Securities Dealers' Automated Quotation System, or the National Market System. An eligible portfolio company can also be one which is subject to filing, has filed, or has recently emerged from reorganization protection under Chapter 11 of the Bankruptcy Act.

A BDC may invest the remaining 30% of its total assets in non-qualifying assets, including companies that are not eligible portfolio companies. The foregoing percentages will be determined, in the case of financings in which a BDC commits to provide financing prior to funding the commitment, by the amount of the BDC's total assets represented by the value of the maximum amount of securities to be issued by the borrower or lessee to the BDC pursuant to such commitment.

BDC’s are required to implement certain accounting provisions that are different from those to which other reporting companies are required to comply. These requirements may result in presentation of financial information in a manner that is more or less favorable than the manner permitted by other reporting companies. In connection with the implementation of accounting changes to comply with the required reporting of financial information, the Company must also comply with FASB Statement of Financial Accounting Standards No. 154. Thus, the financial reporting methodology will be disclosed as a change required and the Company will disclose both the nature of the change and the basis on which the change was required.

BDC’s, as governed under the 1940 Act may not avail themselves of any of the provisions of Regulation S-B including any of the streamlined reporting permitted thereunder. The Company does not intend to utilize any of the streamlined reporting provisions under Regulation S-B. Additionally, they may be classified as a penny-stock offering depending on their pricing and meeting other conditions which could result in being subject to rules regarding the sales and solicitation of sales of companies classified as penny-stock offerings. The Company has not been registered under the Investment Act of 1940 which would, if accepted, allow avoidance of the penny-stock rules.

NOTE 2: ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of accounts payable approximates its carrying amount in the financial statements due to the short maturity of such instruments.

REVENUE RECOGNITION

The Company will recognize revenue when earned and realizable.

MARKETABLE INVESTMENT SECURITIES

Marketable investment securities are classified into the following categories:

•	Trading securities reported at fair value with unrealized gains and losses included in earnings;

•	Available-for-sale securities reported at fair value with unrealized gains and losses, net of deferred income taxes, reported in other comprehensive income; and

•	Held-to-maturity securities reported at amortized cost.

Fair value is reported from quoted market prices.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method for all stock options issued. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest. The Company did not grant any options during the six months ended March 31, 2007 and 2006. Accordingly, the SFAS No. 123 pro forma numbers for the prior year period are not presented since they would not differ from the actual historical results.

The Company currently fully reserves all of its tax benefits. Accordingly, the adoption of SFAS 123R, which requires the benefits of tax deduction in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis, will have no current impact on the Company.

SFAS 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” requires disclosure of the effect on net income and earnings per share had stock-based compensation cost been recognized based upon the fair value on the grant date of stock options for the comparable prior year period. The Company had no unvested options outstanding during the 2006 period. Disclosures for the 2007 period, are not presented as there were no options granted during this period and if there had been, the amounts would already be recognized in the financial statements.

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

NOTE 3: MARKETABLE SECURITIES

The following summarizes the Company’s investment in securities at March 31, 2007:

Trading securities:
Cost	$25,000
Unrealized gain	12,500
Fair value	$37,500

The Company included $12,500 in unrealized gains in operations during the three and six month periods ended March 31, 2007.

NOTE 4: STOCKHOLDERS’ EQUITY

PREFERRED STOCK

At December 31, 2006, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to one share of the Company's common stock as adjusted for the 1 for 12 reverse stock split and a 1 for 11 reverse stock split effective November 6, 2006. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions and to preserve the Company's working capital in order to help maintain the continued viability of the Company. The Board of Directors is unable at this time to predict if and when the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. As of March 31, 2007 the amount of accumulated unpaid dividends on the preferred stock is approximately $174,200 of which $143,250 has not been declared.

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

On March 15, 2007, the Company sold 2,500,000 shares of its common stock for $25,000 in cash.

NOTE 5: RELATED PARTY TRANSACTIONS

For the six-month period ended March 31, 2006 the Company accrued $35,500 in salaries for its former President, Herbert Tabin. As of June 30, 2006, the Company had a total of $191,200 accrued salaries to Mr. Tabin. Mr. Tabin forgave all compensation which had accrued for him in September 2006 as discussed below. In addition, Mr. Tabin had loaned the Company $310,012, including accrued interest, which was also forgiven by him pursuant to the Release and Settlement Agreement.

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

NOTE 6: GOING CONCERN

The accompanying financial statements were prepared assuming that the Company will continue as a going concern.

On April 5, 2007, the Company filed a notification under Form N54a with the SEC indicating its election to be regulated as a business development company under the Investment Company Act of 1940.

On May 3, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of its common stock and raise up to $5,000,000 at prices ranging from $.10 to $1.25 per share.

There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

NOTE 7: SUBSEQUENT EVENT

On April 5, 2007, the Company filed a notification under Form N54a with the SEC indicating its election to be regulated as a business development company under the Investment Company Act of 1940.

On May 3, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of its common stock and raise up to $5,000,000 at prices ranging from $.10 to $1.25 per share.

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

On April 5, 2007, the Company filed a notification under Form N54a with the SEC indicating its election to be regulated as a business development company under the Investment Company Act of 1940.

On May 3, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of its common stock and raise up to $5,000,000 at prices ranging from $.10 to $1.25 per share.

There are no assurances that the Company will be successful in achieving the above plans, or that such plans, if consummated, will enable the Company to obtain profitable operations or continue as a going concern.

CURRENT BUSINESS

On April 5, 2007, we filed a notification under Form N54a with the SEC indicating its election to be regulated as a business development company under the Investment Company Act of 1940.

On May 3, 2007, we filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of our common stock and raise up to $5,000,000 at prices ranging from $.10 to $1.25 per share.

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

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2007, working capital increased to $32,007 from a deficit of $7,000. The primary reasons for the increase is the sale of common stock for $35,000 during the period, the investment of $25,000 in marketable investment securities and the net earnings of $4,007. The Company has not budgeted any significant capital expenditures for the current fiscal year.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2007 and 2006 -

Costs and expenses decreased from $117,447 in the 2006 period to $958 in the 2007 period. The 2006 costs were primarily the accrued salaries for the former principals plus legal fees associated with litigation which was settled in September 2006.

Other income was $12,500 on 2007 and $17,251 in 2006. The 2007 amount is from the unrealized gain on marketable investment securities. The 2006 amount is primarily a profit sharing amount of $17,500 from a real estate transaction with the former principals as discussed in Note 1.

Comparison of six months ended March 31, 2007 and 2006 -

Costs and expenses decreased from $223,713 in the 2006 period to $8,493 in the 2007 period. The 2006 costs were primarily the accrued salaries for the former principals plus legal fees associated with litigation which was settled in September 2006.

Other income was $12,500 on 2007 and $17,252 in 2006. The 2007 amount is from the unrealized gain on marketable investment securities. The 2006 amount is primarily a profit sharing amount of $17,500 from a real estate transaction with the former principals as discussed in Note 1.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOUSRES ABOUT MARKET RISK

Market risk is the risk of loss arising from changes in market rates and prices. We are primarily exposed to equity price risk, which arises from exposure to securities that represent an ownership interest in our portfolio companies. The value of our equity securities and our other investments are based on quoted market prices or our Board of Directors’ good faith determination of their fair value (which is based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon the sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2007, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

GENERAL RISK FACTORS

We may sell additional equity in our Company in the future that may further dilute the value of your investment.

Reductions in the price of our stock resulting from the performance of our portfolio or other market conditions might result in stock being sold to new investors, including management, at prices below the price paid by you. Senior management may be granted the right, and others may have the right, under certain circumstances, to acquire additional shares of the Company’s Stock at a price equal to the market price as it exists at a point in the future. If such a grant of a right occurred at a time where the price of the stock has fallen relative to the current market value and falls below the price paid by you, management might be given the right to purchase stock at a price below your cost. In either of these cases, the value of your investment would be further diluted.

Limitation of Liability and Indemnification of Management.

While limitations of liability and indemnification are themselves limited, the Company has instituted provisions in its bylaws indemnifying, to the extent permitted, against and not making management liable for, any loss or liability incurred in connection with the affairs of the Company, so long as such loss or liability arose from acts performed in good faith and not involving any fraud, gross negligence or willful misconduct. Therefore, to the extent that these provisions provide any protection to management, that protection may limit the right of a shareholder to collect damages from members of management. Management is accountable to the shareholder as a fiduciary and, consequently, members of management are required to exercise good faith and integrity in handling affairs of the Company.

The Company’s Business May Become Subject to Extensive Regulation at the Federal and State Levels. The value of securities owned by the Company may be adversely impacted by subsequent regulatory changes.

The operations of the Company are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on the future business and earnings prospects of the Company. The Company's current investment strategy includes the purchase of unregistered securities in both private companies as well as private placements offered by public companies. We are able to purchase securities pursuant to exemptions to the registration requirements of United States Federal securities laws. Changes in such laws or their interpretation could adversely impact the ability of the Company to resell such securities which would have a negative effect on the value of such securities as well as impact the Company's overall investment strategy and the liquidity of its investments. In such an event, the Company may need to reformulate its investment strategy or the Company may choose to liquidate.

We cannot guarantee paying dividends to our stockholders.

The Company is allowed by its By-Laws to pay dividends to its stockholders. However, there can be no guarantee the Company will have sufficient revenues to pay dividends during any period. We intend to make distributions on a quarterly basis to our stockholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results or maintain a tax status that will allow or require any specified level of cash distributions or year-to-year increases in cash distributions. In addition, due to the asset coverage test applicable to us as a business development company, we may be limited in our ability to make distributions. Investors in need of liquidity through the payment of dividends should refrain from common stock which does not have a dividend requirement.

Investing in Our Shares May Involve a High Degree of Risk.

The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and volatility or loss of principal. Our investments in portfolio companies may be speculative and aggressive, and therefore, an investment in our shares may not be suitable for someone with low risk tolerance.

The Market Price of Our Common Stock May Fluctuate Significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors, may adversely affect our ability to raise capital through future equity financings. These factors include:

•
significant volatility in the market price and trading volume of securities of business development companies or other companies in the investment industry, which are not necessarily related to the operating performance of these companies;

•	changes in regulatory policies or tax guidelines, particularly with respect to RICs or business development companies;

•	our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock which can adversely affect its price;

•	loss of or inability to qualify for RIC status or BDC status;

•	changes in earnings or variations in operating results;

•	changes in the value of our portfolio of investments;

•	any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;

•	departure of one or more of the Company’s key personnel;

•	operating performance of companies comparable to us;

•	potential legal and regulatory matters;

•	changes in prevailing interest rates;

•	general economic trends and other external factors; and

•	loss of a major funding source.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

Upon consummation of the offering in May 2007, we will have from 7,121,749 to 53,121,749 shares of common stock outstanding. Following this offering, sales of substantial amounts of our common stock or the availability of such shares for sale could adversely affect the prevailing market price for our common stock. If this occurs and continues it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so.

Our Board of Directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may, subject to the regulations pertaining to the minimum prices for which shares may be sold, further dilute the book value of the common stock. These issuances may also serve to enhance existing management's ability to maintain control of The Company.

The Company has indicated that, while it has the right, it does not intend to issue senior securities, including debt. If the Company were to reverse that decision and offer for sale and/or issue senior securities, you will be exposed to additional risks, including the typical risks associated with leverage.

You will be exposed to increased risk of loss if we incur debt to make investments. If we do incur debt, a decrease in the value of our investments would have a greater negative impact on the value of our common stock than if we did not use debt.

•
Our ability to pay dividends would be restricted if our asset coverage ratio were not at least 200% and any amounts that we use to service our indebtedness would not be available for dividends to our common stockholders.

•	It is likely that any debt we incur will be governed by an indenture or other instrument containing covenants restricting our operating flexibility.

•	The Company and you will bear the cost of issuing and servicing our senior securities.

•	Any convertible or exchangeable securities that we issue in the future may have rights, preferences and privileges more favorable than those of our common stock.

Our Investments May Require Us to Raise Additional Capital on Different Terms.

There is no minimum amount of the Offering filed in May 2007 that must be sold. Even if all of the shares of the Offering are sold, we may require additional capital in the future. For additional requirements, we may raise capital by issuing equity or convertible debt securities, and when we do, the percentage ownership of our existing stockholders will be diluted. In addition, any new securities we issue could have rights, preferences and privileges senior to the shares offered herein (although we have indicated that we do not intend to sell debt or preferred equity interests). Our ability to raise capital as a BDC is limited by the requirement that we not sell shares below the NAV/S without approval of a majority of our shareholders.

Increases in market interest rates may both reduce the value of our portfolio investments and increase our cost of capital.

We expect that we may offer loans to our portfolio companies with interest at fixed rates and the value of these investments could be negatively affected by increases in market interest rates. In addition, an increase in interest rates would make it more expensive to use debt to finance our investments. As a result, a significant increase in market interest rates could both reduce the value of our portfolio investments and increase our cost of capital, which would reduce our net investment income.

The lack of liquidity in our investments may adversely affect our business.

We will generally make investments in private companies. Substantially all of these securities will be subject to legal and other restrictions on resale or will otherwise be less liquid than publicly traded securities. The illiquidity of our investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, due to changes in capital needs or otherwise, we may realize significantly less than the value at which we have previously recorded our investments. In addition, we may face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or our investment adviser has material non-public information regarding such portfolio company.

We may experience fluctuations in our quarterly and annual results.

We could experience fluctuations in our quarterly and annual operating results due to a number of factors, including the interest or dividend rates payable on the debt or equity securities we acquire, performance and/or default rate on securities we acquire, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets, and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

We may not realize gains or income from our investments.

We seek to generate both current income and capital appreciation. However, the securities, in which we invest, may not appreciate and, in fact, may decline in value, and the issuers of debt securities, in which we invest, may default on interest and/or principal payments. Accordingly, we may not be able to realize gains from our investments, and any gains that we do realize may not be sufficient to offset any losses we experience.

Your influence in matters requiring shareholder action will be subject to the probability that most shareholders will follow management’s direction.

While no officer or director holds owns a significant amount of the issued and outstanding shares of our voting securities (and, while there are presently no other securities that can be exchanged, therefore, there are no classes of outstanding stock which would affect the percentages of voting securities), there are no consortium of shareholders that has been identified with a block of control who would likely exercise voting control over all matters that may be submitted for approval by our shareholders. Without such a controlling block, management positions will be the most likely to be presented to shareholders and more likely to influence shareholder decisions (assuming a fact that shareholders will likely “vote with” management). Therefore, while the number of shares controlled by the officers and directors is less that a majority, their position of control is material and significant.

Pursuant to the Company’s Articles of Organization, the Company’s Board of Directors has the authority to issue shares of stock without any further vote or action by the stockholders. The issuance of stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

Pursuant to the Company’s Articles of Incorporation, the Company’s Board of Directors has the authority to issue shares of stock without any further vote or action by the stockholders. The issuance of stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company or may deter takeover attempts.

Our Articles of Incorporation contain provisions that may have the effect of discouraging, delaying or making more difficult a change in control and preventing the removal of incumbent directors. The existence of these provisions may reduce any premiums over market price that a potential acquirer would offer to shareholders for their shares of our common stock. Furthermore, we are subject to provisions of the Nevada Revised Statutes that may make it difficult for a potential acquirer to exert control over our Board of Directors and may discourage attempts to gain control without the consent of the Board of Directors.

We have arbitrarily determined the Offering price.

The Offering price for the Units in the Offering filed in May 2007 was determined solely by the Company and does not bear any relationship to the asset or book value of the Company or to any other recognized criteria of value.

RISKS ASSOCIATED WITH BUSINESS DEVELOPMENT COMPANIES GENERALLY

BDCs generally require substantial amounts of time to realize the benefits from investments.

Venture capital investments typically take from four to eight years from the date of initial investment to reach a state of maturity at which liquidation can be considered practical. We have not completed funding of some of our portfolio companies and we anticipate that there may be an additional period of time ranging from three to six months before the Company has obtained funding and completed investing that funding in our portfolio companies for our first round of equity investments. In light of the foregoing, it is unlikely that any significant distributions of the proceeds from the liquidation of equity investments will be made for several years after inception, if at all.

Our present senior management team has limited experience managing a business development company under the Investment Company Act of 1940.

 The 1940 Act imposes numerous constraints on the operations of business development companies. For example, business development companies are required to invest at least 70% of their total assets primarily in securities of privately held or thinly traded U.S. public companies, cash, cash equivalents, U.S. government securities and other high quality debt investments that mature in one year or less. The lack of experience of our senior management team in managing a portfolio of assets under such constraints may hinder their ability to take advantage of attractive investment opportunities and, as a result, achieve our investment objective. Within the BDC format, the information about deals and deal flow generated by our senior management in connection with their investment and portfolio management activities will have a significant impact on our future success as a BDC. The senior management team will evaluate, structure, negotiate terms and close investments on those terms, monitor and service our investments and their abilities to perform these functions as members of a BDC will also have a significant impact on our future success as a BDC.

We will be wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of the Company's Board of Directors. None of these individuals has substantial experience (based on an assumption for purposes of this paragraph as experience resulting from practice for more than a few years) within or under a BDC investment and management format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. In addition, we may engage outside consultants and professionals known to management to assist in evaluating and monitoring portfolio companies and maintaining regulatory compliance.

While we believe that our management possesses certain fundamental business skills that will increase the likelihood, on the part of the Company, to succeed, our management team does not have “years of experience” working together in the operation and management of a BDC and might be considered as inexperienced when it comes to the both the day to day operations of an investment company and the management of investments. The Company intends to rely on the general skills and business acumen of its management team as well as engaging other professionals and consultants from time to time to insure that it gains the expertise to manage a BDC.

We May Change Our Investment Policies Without Further Shareholder Approval.

Although we are limited by the 1940 Act with respect to the percentage of our assets that must be invested in qualified portfolio companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock. Additionally, to the extent that we invest in other investment companies, while this may be limited to the extent that such investment companies are not “qualifying assets” limiting the percentage of our assets which may be invested in such investment companies, an investment in another investment company might result in duplication of services, including management and administration relating to holding of assets, which duplication could result in expenditures and costs incurred without any value to the portfolio companies, the result of which would be reduced value to our shareholders.

We may allocate the net proceeds from the May 2007 Offering in ways with which you may not agree.

We will have significant flexibility in investing the net proceeds of this offering. We may use the net proceeds from this offering in ways with which you may not agree or for investments other than those contemplated at the time of the offering, unless such change in the use of proceeds is subject to stockholders' approval or prohibited by law.

We will have broad discretion in using the proceeds from the May 2007 Offering

Although we have identified generally in the May 2007 Offering the manner in which we expect to utilize the proceeds, our management has broad discretion with respect to the specific application of the net proceeds of any funding that we obtain. While our corporate governance resolutions require the Board of Directors and Investment Committee to adhere to certain standards, even acting in compliance with those guidelines, our Board of Directors and Investment Committee have discretion. The Company does not permit the Board of Directors and Investment Committee to use proceeds in a manner inconsistent with the operation of a BDC. However, a portion of the proceeds may be used to engage the services of professionals or consultants to the Company; however, no such contracts have been signed at this time. Although substantially all of the net proceeds from any offering is intended to be applied for investments in eligible portfolio companies which satisfy the Company's investment criteria, we may invest some of the proceeds in the provision of services to our portfolio companies rather than invest directly. Therefore, the Company can not accurately predict costs associated with such professionals and consultants. For that reason, the use of proceeds can not be determined with absolute certainty. You will not have an opportunity to evaluate the basis for our decisions on the use of the proceeds, and will not be able to participate in such decisions.

Our Investments May Not Generate Sufficient Income to Cover Our Operations.

While we intend to make investments into those qualified companies that will provide the greatest overall return on our investment, we are required to make investments into those companies which, whether due to lack of experience or financial instability (including insolvency), may present the greatest risk. This is in conformity with the Small Business Investment Incentive Act of 1980 which amended the 1940 Act and permitted the creation of BDC’s. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern. It should be noted that our operational costs are higher as a result of our having elected to be governed as a BDC.

We cannot assure you that we will attain our investment objective.

Shares in a BDC Will Likely Trade at a Discount.

Shares of many closed-end investment companies and most BDC’s frequently trade at a discount to their net asset value. This characteristic is separate and distinct from the risk that the net asset value of the Company could decrease as a result of investment activities. This likely discount in share pricing in the market may pose a greater risk to investors expecting to sell their shares in a relatively short period following completion of this offering. We cannot predict whether our shares will trade at prices above, at or below our net asset value.

Regulations governing our operation as a business development company affect our ability to raise, and the way in which we raise, additional capital.

We have the right to issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” only in amounts such that our asset coverage, as defined in the 1940 Act, equals at least 200% after each issuance of senior securities, the maximum amount permitted by the 1940 Act. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments or sell additional shares of common stock and, depending on the nature of our leverage, to repay a portion of our indebtedness at a time when such sales may be disadvantageous. In addition, any future issuance of additional shares of our common stock could dilute the percentage ownership of our current stockholders in us.

As a business development company regulated under provisions of the 1940 Act, we are not generally able to issue and sell our common stock at a price below net asset value per share. We may, however, sell our common stock, or warrants, options or rights to acquire our common stock, at a price below the current net asset value of our common stock (1) if our Board of Directors determines that such sale is in the best interests of us and our stockholders, and (2) if our stockholders approve such sale. In any such case, the price at which our securities are to be issued and sold may not be less than a price which, in the determination of our Board of Directors, closely approximates the market value of such securities (less any sales load).
In addition, we may in the future seek to securitize or hypothecate loans previously made by the Company to generate cash for funding new investments. To securitize or hypothecate these loans, we may contribute a pool of such loans to a wholly-owned subsidiary. This could include the sale of interests in the subsidiary on a non-recourse basis to purchasers who we would expect to be willing to accept a lower interest rate to invest in investment grade loan pools although we would expect to retain a portion of the equity in the securitized pool of loans. An inability to successfully securitize and sell all of part of such a loan portfolio could limit our ability to grow our business, fully execute our business strategy and decrease our earnings, if any. Moreover, the successful securitization of our loan portfolio might expose us to losses because the residual loans in which we do not sell interests will tend to be those that are riskier and more likely to generate losses.

Our election to be governed as a BDC will require us to comply with significant regulatory requirements.

The Company elected to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act. As a result of this election, the Company is subject to the provisions of 1940 Act as it applies to BDC’s as of the date of such election. Being subject to the BDC provisions requires us to meet significant numbers of regulatory and financial requirements. Compliance with these regulations is expensive and may create financial problems for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

Specifically, it must be noted that there are increased costs associated with compliance with the 1940 Act as a result of our election to become a BDC. These costs include costs associated with the increased demand for compliance including oversight by our Chief Compliance Officer and counsel to the Company as well as increased costs due to accounting methodology and valuations which increase the time and work required of both our accounting service providers and independent auditors. These costs require us to expend capital and resources that might otherwise be used to meet the needs or opportunities relating to investments and/or our portfolio companies or other income-producing assets.

If we do not remain a business development company, we might continue to be regulated as a closed-end investment company under the 1940 Act, which would decrease our operating flexibility. We cannot assure you that we will successfully retain our BDC status.

If our primary investments are deemed not to be qualifying assets, we could lose our status as a business development company or be precluded from investing according to our current business plan.

Under the 1940 Act, in order to maintain our status as a business development company, we must not acquire any assets other than "qualifying assets" unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets. If we acquire mezzanine loans or dividend-paying equity securities from an issuer that has outstanding marginable securities at the time we make an investment, these acquired assets cannot be treated as qualifying assets since the issuer might not be consider an “eligible portfolio company” under the 1940 Act. “Marginable securities” include any non-equity security, pursuant to certain 1998 amendments to Regulation T under the Securities Exchange Act of 1934, as amended, which raises the question as to whether a private company that has outstanding debt securities would qualify as an eligible portfolio company.

We operate in a highly competitive market for investment opportunities.

A large number of entities will compete with us to make the types of investments that we plan to make in target portfolio companies. We will compete with other business development companies, public and private funds, commercial and investment banks and commercial financing companies. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a business development company. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we can offer no assurance that we will be able to identify and make investments that are consistent with our investment objective.

We may never be able to qualify for the income tax benefits offered to RICs.

We will be classified as a non-diversified investment company under the 1940 Act. Until we achieve a threshold level of diversification, we will not be subject to the applicable provisions for RICs under the Internal Revenue Code. Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders. This means that we will be taxed as an ordinary corporation on our taxable income even if that income is distributed to shareholders, and all distributions out of our earnings and profits will be taxable to shareholders as dividends. Thus, this income will be subject to a double layer of taxation.

RISKS ASSOCIATED WITH INVESTMENTS AND PORTFOLIO COMPANIES

There are costs associated with the purchase and sale of securities.

While the general approach of a BDC may suggest a long-term holding position of the securities of its portfolio companies, some of the strategies of the Company may include purchases of different classes of securities or frequent trading to maximize profits and, as a consequence, risks related to turnover and costs such as brokerage commissions may be greater than that of an investment in a single entity for a single class of security held for a longer period of time. The operating expenses of the Company, including, but not limited to, fees paid to accountants, attorneys, fees to execute trades, manage investments and fees paid to any investment advisor may, in the aggregate, constitute a greater amount of costs relative to the expenses and fees that would be associated with an investment in a single entity for a single class of security held for a longer period of time.

There are numerous risks arising from investing in securities.

The securities industry is generally competitive. The various methods of investment strategy each involve a degree of risk. The Company will compete with firms, including many of the larger securities and investment banking firms, which have substantially greater financial resources and research staffs. While the Company purchases securities in portfolio companies for appreciation, the profitability of the Company substantially depends upon its ability to correctly assess the future price movements of those stocks. The performance of securities in which the Company may invest are subject to numerous factors which are neither within the control of nor predictable by the Company. Such factors can include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies. In recent years, the securities markets have become increasingly volatile and this volatility has increased the degree of risk. There can be no assurance that the Company will be able to accurately predict price movements of securities purchased.

Our investments in prospective portfolio companies may be risky and you could lose all or part of your investment.

We will invest primarily in companies which have relatively short or no operating histories. These companies will be subject to all of the business risk and uncertainties associated with any new business enterprise, including the risk that these companies may not reach their investment objective and the value of our investment in them may decline substantially or fall to zero. Most of the portfolio companies into which we intend to invest will be considered “growth stage” companies.

Investments in growth stage companies offer the opportunity for significant gains. However, each investment involves a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with:

•
these companies may have limited financial resources and may be unable to meet their obligations under their securities that we hold, which may be accompanied by a deterioration in the value of their equity securities or of any collateral with respect to debt securities and a reduction in the likelihood of us realizing on any guarantees we may have obtained in connection with our investment;

•
they may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors' actions and market conditions, as well as general economic downturns;

•
because many of these companies are privately held companies, public information is generally not available about these companies. As a result, we will depend on the ability of our investment adviser to obtain adequate information to evaluate these companies in making investment decisions. If our investment adviser is unable to uncover all material information about these companies, it may not make a fully informed investment decision, and we may lose money on our investments;

•
they are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;

•
companies operating at a loss or with substantial variations in operating results from period to period, with the need for, but generally limited ability to provide for internally, substantial additional capital to support expansion or to achieve or maintain a competitive position.

•
These companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and service capabilities, and larger number of qualified managerial and technical personnel.

•
they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser could, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Our portfolio companies will generally be affected by the conditions and overall strength of the national, regional and local economies, including interest rate fluctuations, changes in markets and changes in the prices of their primary commodities and products. These factors also impact the amount of growth in their respective industries. Additionally, these factors could adversely impact the customer base of our portfolio companies. As a result, many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay loans or meet other obligations during these periods. Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease, during these periods. Adverse economic conditions also may decrease the value of collateral securing some of our loans and the value of our equity investments. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company's failure to satisfy financial or operating covenants imposed by us or other investors or lenders could lead to defaults and, potentially, termination of loans and foreclosure on secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might recharacterize our debt or equity holding and subordinate all, or a portion of our claim to those of other creditors.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

We intend to invest primarily in mezzanine debt and dividend-paying equity securities issued by our portfolio companies. Our portfolio companies usually will have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, the securities in which we invest. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of the securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect to our investment. After repaying the senior security holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with securities in which we invest, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company. In addition, we may not be in a position to control any portfolio company in which we invest. As a result, we are subject to the risk that a portfolio company in which we invest may make business decisions with which we disagree and the management of such company, as representatives of the holders of their common equity, may take risks or otherwise act in ways that do not serve our interests as debt or preferred equity investors.

We may not be able to fully realize the value of any collateral securing any debt investments made into portfolio companies.

Although we expect that a substantial amount of our debt investments will be protected by holding security interests in the assets of the portfolio companies, we may not be able to fully realize the value of the collateral securing any such investments due to one or more of the following factors:

•
since these debt investments will be primarily made in the form of unsecured or wrap-loans, the liens on the collateral, if any, will be subordinated to those of the senior secured debt of the portfolio companies, if any. As a result, we may not be able to control remedies with respect to the collateral;

•
the collateral may not be valuable enough to satisfy all of the obligations under our secured loan, particularly after giving effect to the repayment of secured debt of the portfolio company that ranks senior to our loan;

•	bankruptcy laws may limit our ability to realize value from the collateral and may delay the realization process;

•	our rights in the collateral may be adversely affected by the failure to perfect security interests in the collateral;

•	how effectively the collateral would be liquidated and the value received could be impaired or impeded by the need to obtain regulatory and contractual consents; and

•
by its nature, some or all of the collateral may be illiquid and may have no readily ascertainable market value. The liquidity and value of the collateral could be impaired as a result of changing economic conditions, competition, and other factors, including the availability of suitable buyers.

Our success will depend upon the success of the portfolio companies and, in great part, upon the abilities of their management.

Although our management expects to provide portfolio companies with assistance, (particularly with regard to capital formation, major personnel decisions, and strategic planning), the day-to-day operations will be controlled by the management of the portfolio companies. As the portfolio companies have yet to be identified, investors must rely upon our management to select portfolio companies that have, or can obtain, the necessary management resources. We will depend on the diligence, skill and network of business contacts of the senior management of each of the portfolio companies in which the Company invests and the professionals chosen by them, subject to the oversight of our senior management, and the information and interaction between management of the portfolio companies and our Company. Our future success will depend to a significant extent on the continued service of the senior management team of each portfolio company, the departure of any of whom, could have a material adverse effect on our ability to achieve our investment objective. Problems may arise at portfolio companies that local management do not recognize or cannot resolve. In addition, the management of portfolio companies may conceal the existence of problems from us.

Many of our portfolio investments will be recorded at fair value as determined in good faith by our Board of Directors and, as a result, there will be uncertainty as to the value of our portfolio investments.

A large percentage of our portfolio investments will consist of securities of privately held or thinly traded public companies. The fair value of these securities may not be readily determinable. We will value these securities quarterly at fair value as determined in good faith by our Board of Directors based on input from our audit committee with or without the benefit of an opinion from a third party independent valuation firm. We may also be required to value any publicly traded securities at fair value as determined in good faith by our Board of Directors to the extent necessary to reflect significant events affecting the value of those securities. Our Board of Directors may, to the extent circumstances warrant it, utilize the services of an independent valuation firm to aid it in determining the fair value of any securities. The types of factors that may be considered in fair value pricing of our investments include the nature and realizable value of any collateral, the portfolio company's ability to make payments and its earnings, the markets in which the portfolio company does business, comparison to publicly traded companies, discounted cash flow and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, the determinations of fair value by our Board of Directors may differ materially from the values that would have been used if a ready market for these securities existed. Our net asset value could be adversely affected if the determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such securities.

Limitations on availability of investment capital may adversely affect other investments.

The Company may be reliant on the availability of capital to generate profits under its investment strategy and such availability will depend, in part, on the Company's ability to timely liquidate existing positions in order to reinvest the proceeds thereof. To the extent that the Company owns securities which are not subject to a valid registration statement or otherwise available for trading under applicable securities laws, the ability of the Company to liquidate its position in such securities may be limited. The Company intends to require some of its portfolio companies to use their best efforts to cause a registration statement covering the resale of the securities purchased by the Company to be filed and declared effective by the SEC or become otherwise freely tradeable. However, there can be no guarantee that the SEC or other regulating body will declare such a registration statement effective or permit such security to become free of restrictions within such period and, until such securities become freely tradable, the Company will likely be unable to freely liquidate such interests in restricted securities in the manner and at the prices desired. This resulting lack of liquidity could impair the ability of the Company to generate cash flow from these positions to timely pay its liabilities or obtain funds for the purpose of reinvestment. Although the Company intends to maintain adequate liquidity to achieve its future investment objectives, there can be no assurance this can be accomplished in all circumstances.

Portfolio companies are likely to need additional funding.

We expect that many portfolio companies will require additional financing to satisfy their working capital requirements. The amount of additional financing needed will depend upon the maturity and objectives of the particular company. Each round of venture financing, whether from the Company or other investors is typically intended to provide a portfolio company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a portfolio company may have to raise additional capital at a price unfavorable to the existing investors, including the Company. The availability of capital is generally a function of capital market conditions that are beyond the control of the Company or any portfolio company. We cannot assure you that the Company's management or the management of portfolio companies will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available to portfolio companies from any source. If funding is not available, some portfolio companies may be forced to cease operations.

BDC investments are generally illiquid.

We anticipate that most of our holdings in portfolio companies will be securities that are subject to restrictions on resale. Generally, unless the securities are subsequently registered under the 1933 Act, the Company will not be able to sell these securities unless all of the conditions of Rule 144 are met or another rule under the 1933 Act that permits limited sales under specified conditions. When restricted securities are sold to the public, the Company may be deemed an underwriter, or possibly a controlling person, with respect thereto for the purpose of the Securities Act and may be subject to liability as such under the 1933 Act. These restrictions could require us to hold securities or refrain from sale and be unable to liquidate a position even at a loss.

Even if we meet all of the conditions of the 1933 Act, there may be no market for the securities that we hold. These limitations on liquidity of a BDC's investments could prevent a successful sale thereof, result in delay of any sale, or substantially reduce the amount of proceeds that might otherwise be realized. It is possible that one or more of the portfolio companies may not qualify to rely on such exemptions or to use a registration statement. In such event, the Company would end up owning "restricted" securities subject to resale under Rule 144

There are risks which result from the inherent concentration of investments prior to diversification.

While the Company intends to allocate its investments among different portfolio companies, it is possible that, prior to our achieving diversification, a significant amount of or all of the Company's investments and, hence, our Net Asset Value could, at any one time, be invested in the securities of just a few portfolio companies. Thus, the success of the Company and its Net Asset Value would be dependent on the success of just a few portfolio companies and all of the risks associated with ownership of such portfolio companies including success dependent on management, success dependent on market conditions within the industry or field of such portfolio companies, success dependent on achieving the business objectives of such portfolio companies and success dependent on economic conditions and other conditions relative to the operation of such portfolio companies, would become risks borne by the Company.

There are risks associated with investments in companies with small capitalization.

The portfolio companies that the Company expects to trade in are thinly capitalized and generally will have a market capitalization below $100 million (and frequently below $25 million). These companies generally do not have experience, market awareness, tracking by analysts, institutional investors and other benefits of larger companies that result in more marketability and more stability pricing of their securities. This impacts the liquidity of securities issued by those portfolio companies. It is expected that the securities of most, if not all, of the portfolio companies will be thinly traded. This could present a problem when the Company determines to liquidate its position if it determines that it is in the best interest of the Company to liquidate such investment. The Company may not be able to sell the securities in the time frame and at the price it would like. Furthermore, in certain situations, as a result of a security being thinly traded, the Company could experience a significant loss in value should the Company be forced to liquidate its investment as a result of rapidly changing market conditions or other factors.

There are risks associated with investments in companies with securities that are not readily marketable.

The Company may invest in securities that are initially, or that later become, not readily marketable. For example, the Company may acquire restricted securities of an issuer in a private placement pursuant to an arrangement whereby the issuer agrees to register the resale of those securities, or, in the case of an investment in convertible or exchangeable securities, the securities underlying such securities, within a certain period of time. Such registration requires compliance with United States Federal and state securities laws and the approval of the SEC. Unless and until such registration or compliance with applicable regulation occurs, there is likely to be no market for the restricted securities. No assurance can be given that issuers will not breach their obligation to obtain or meet such registration or other compliance obligation. Similarly, securities that are at one time marketable may become unmarketable (or more difficult to market) for a number of reasons. For example, securities traded on a securities exchange or quotation system may become unmarketable if desisted from such exchange or quotation system for among other reasons, failing to satisfy the requirements for continued listing, which may include minimum price requirements. In addition, the Company may acquire restricted securities, for which no market exists, which are convertible or exchangeable into common stock of the issuer. No assurances can be given that a portfolio company which has sold a convertible security requiring exchange or conversion, will not breach its obligation to convert or exchange such securities upon demand, in which case the Company's liquidity may be adversely affected. In general, the stability and liquidity of the securities in which the Company invests will depend in large part on the creditworthiness of the issuers. Issuers' creditworthiness will be monitored on an ongoing basis by the Company. If there is a default by the issuer, the Company may have contractual remedies under the applicable transaction documents. However, exercising such contractual rights may involve delays in liquidating the Company's position and the incurrence of additional costs.

Portfolio companies in which investments are made may have publicly-traded securities but those companies or their securities may become subject to restrictions due to non-compliance. The ability of the Company to generate profits from its investment activities may be adversely affected by a failure of portfolio companies to comply with registration, conversion, exchange or other obligations under the agreements pursuant to which such securities have been sold to the Company. The failure of an issuer to register the resale of its securities sold to the Company may decrease the amount of available capital with which the Company may pursue other investment opportunities or meet current liabilities, such as the timely payment of redemptions. The Company may invest in securities that are convertible into or exchangeable for common stock of the issuer, the resale of which by the Company is (or is to be) registered. If an issuer refuses, is unable to, or delays in timely honoring its obligation to issue conversion or exchange securities, the ability of the Company to liquidate its position will be adversely affected, and the profits of the Company may be adversely affected.

We have not yet identified all of the potential investments for our portfolio.

We have not yet identified all of the potential investments for our portfolio, and, thus, potential investors will not be able to evaluate all of our potential investments prior to purchasing shares of our common stock. This factor will increase the uncertainty, and thus the risk, of investing in our shares.

We cannot assure you that we will be successful with the May 2007 Offering in selling the common shares or, if sold, at what price. This affects our ability to make investments and follow-through with contemplated investment opportunities.

Therefore, the Company has not entered into binding commitments to invest proceeds and may, after completion or lack of completion of this Offering, withdraw from letters of intent and contemplated transactions and/or seek new investment opportunities. In that event, investors will not have an opportunity to carefully evaluate any of the portfolio companies that we may eventually invest in and such evaluation will be entirely dependent upon our management for selecting and negotiating with these portfolio companies. We cannot assure you that we will locate or successfully negotiate a transaction with a portfolio company. We are likely to incur substantial losses in the first years of operations awaiting profitability.

If funding is obtained, it is anticipated that most of such funding, except for operating cash reserves and funds set aside for follow-on investments in then-existing portfolio companies, will be expended or committed within two years, which is expected to be prior to the receipt of any substantial realized gains by The Company. Our management anticipates that we and a number of the portfolio companies will sustain substantial losses in the initial years of operation. It is possible that these losses may never be recovered. We cannot assure you that we will ever be profitable.

The Company may sustain losses from fraud within its portfolio companies.

The risk of fraud losses on Company assets varies with, among other things, the effectiveness of security procedures utilized. Management anticipates that fraud losses, if any, will be unlikely as controls and other security measures will have been adopted by each portfolio company as a condition of our investment to protect against fraudulent misappropriation of cash and other assets. However, although the Company’s management believes that any loss due to fraud will be unlikely, there can be no assurance that fraud loss experience will not become material in amount. Fraud at the BDC level is far less likely and BDC’s are required to have and to have tested controls to limit this possibility. It must be noted that, in addition to basic controls as to financial data, BDC’s are required to have in place certain safeguards which may render risks to investment assets from fraud to be nominal but these risks do exist and even requirements such as holding physical certificates of shares in portfolio companies in a safe do not, in and of themselves, eliminate the possibility of fraud.

Potential future investments in foreign securities may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates making or considering potential investments in U.S. companies which hold a substantial amount of their assets or operations in foreign countries. While we will not likely invest in securities of foreign companies, such U.S. companies with substantially all of their assets or operations outside of the United States may be subject to the same risks as foreign companies. Investing in these companies or foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility. Although we expect that most of our investments will be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

Although it is not Company policy, we may employ hedging techniques to minimize these risks, but we can offer no assurance that such strategies will be effective. If we engage in hedging transactions, we may expose ourselves to risks associated with such transactions. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates. Hedging against a decline in the values of our portfolio positions does not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of such positions decline. However, such hedging can establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions may also limit the opportunity for gain if the values of the portfolio positions should increase. Moreover, it may not be possible to hedge against an exchange rate or interest rate fluctuation that is so generally anticipated that we are not able to enter into a hedging transaction at an acceptable price. The success of our hedging transactions will depend on our ability to correctly predict movements, currencies and interest rates. Therefore, while we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates may result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged may vary. Moreover, for a variety of reasons, we may not seek to establish a perfect correlation between such hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation may prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it may not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities is likely to fluctuate as a result of factors not related to currency fluctuations.

Lack of diversity of investments by a BDC presents risks associated with specific industries.

We have indicated that we do not anticipate that we will be able to diversify our investments during in the early years of our Company’s pursuit of its investment strategy and, as a result, we will not gain the benefit of diversification which is the balancing of adverse economic conditions. Most of our holdings in portfolio companies will be securities that are subject to restrictions on resale. Because our investments will be limited to a few portfolio companies, we will be subjected to the specific risks associated with operating businesses within those few industries.

The businesses in which we plan to invest are materially affected by competition.

The portfolio companies of the Company will likely face competition on a nationwide basis. Competition for their products and services may come from companies with more widespread distribution and more established brands. We believe that the ability of our portfolio companies to each compete successfully depends upon a number of factors, including: market presence; customer service and satisfaction; the capacity, reliability and security of a delivery network; convenience; the pricing policies of our portfolio companies and their competitors; and, the introduction of new products and services by our portfolio companies and their competitors.

The businesses in which the Company intends to invest are subject to macro and micro trends in business, finance, politics, and law.

The Company’s potential customers are located nationwide. Future unfavorable economic conditions, including those resulting from further or protracted economic instability or down turns cannot be estimated at this time due to the uncertainties associated with such economic conditions, and the extent to which the sale of Company products will be affected thereby.

RISKS OF THE COMPANY AT ITS PRESENT STAGE

The Company has a limited operating history as a BDC. We are a relatively new business development company with limited resources and sources of revenues.

We were incorporated on September 21, 1988 and we have commenced investment operations but the extent of our investment activities characterizes us as a newer investment company. We became a BDC by electing to be regulated under the Investment Company Act of 1940 on April 5, 2007. As we have made an investment in only one portfolio company, we have limited experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. We have limited resources and have realized limited revenues to date. In addition, we may not achieve any significant revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit. The Company will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of its management, acting under the supervision of the Company's Board of Directors. None of these individuals has substantial experience (as a matter of years), within the BDC business format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that the Company will attain its investment objective.

We are subject to all of the business risks and uncertainties associated with any new business enterprise, including the risk that we will not achieve our investment objective and that the value of your investment with the Company could decline substantially or fall to zero. We anticipate that it may take us up to 6 months to invest substantially all of the net proceeds of this offering. During this period, we will invest in temporary investments, such as short term securities, cash and cash equivalents. We expect such investments may earn nominal yields. As a result, we may not be able to pay any dividends during this period. If we do not realize yields in excess of our expenses, we may incur operating losses and the market price of our shares may decline.

Our common stock has a limited trading market and liquidity, and we cannot assure you that a significant liquid trading market will develop.

Prior to the date of the May 2007 offering, there has been a limited established trading market for our common stock. We cannot predict the extent to which future investor interest in the Company will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors. In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Also, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many companies. At times, this volatility has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of our actual operating performance.

We will be confronted by competition from entities having substantially greater resources and experience.

Other entities and individuals compete for investments similar to those proposed to be made by the Company, many of whom will have greater financial and management resources than the Company. Furthermore, the Company must comply with provisions of the 1940 Act pertaining to BDCs and, if the Company qualifies as a RIC, provisions of the Internal Revenue Code pertaining to RICs might restrict the Company's flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for us to offer portfolio companies more attractive transaction terms than otherwise might be the case. These factors may prevent us from ever becoming profitable.

Distributions to shareholders may never equal the amount invested by the shareholders.

We cannot assure you that any distributions to shareholders will be made by the Company or that aggregate distributions, if any, will equal or exceed the shareholders' investment in the Company. Sales of portfolio company securities will be a principal source of distributable cash to shareholders. The directors have absolute discretion in the timing of distributions to shareholders. Securities acquired by the Company through equity investments will be held by the Company and will be sold or distributed at the sole discretion of the directors.

There are significant potential conflicts of interest, which could impact our investment returns

Our executive officer(s) and director(s) serve or may serve as officers and directors of entities who operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of the Company or our stockholders. It is possible that new investment opportunities that would otherwise meet our investment objective may come to the attention of one these entities, and, if so, such opportunity might not be offered, or otherwise made available, to us. However, our executive officer(s) and director(s) do have fiduciary obligations to act in the best interests of the Company and must, in such a circumstance or conflict, endeavor to allocate investment opportunities in a fair and equitable manner over time so as not to discriminate one company against another, where equal fiduciary obligations are owed. In addition, they may not be available to us if there are time conflicts involving other entities.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or option to acquire any equity security with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and

•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

We have limited operating history upon which to base your investment decision.

We have a limited operating history available to evaluate the likelihood of the success of our business. Our prospects should be considered in light of the risks, expenses and uncertainties that may be encountered by development stage companies. Among other things, we must build our customer base, respond to competitive developments, attract, retain and motivate qualified employees and establish and maintain our technologies, products, and services on an ongoing basis. There can be no assurance that we will be successful in addressing such risks and implementing our business strategy.

As a result of our lack of operating history, and the other risks described in this Memorandum, we are unable to accurately forecast our revenues. Our future expense levels are based predominately on our operating plans and estimates of future revenues, and to a large extent are fixed. We may be unable to adjust spending in a timely manner to compensate for revenues that do not materialize. Accordingly, any significant shortfall in revenues or lack of revenue would likely have an immediate material adverse effect on our business, operating results and financial condition.

Our ability to generate revenues will depend upon many factors. We will be required to build our business by implementing operational systems, hiring additional employees, developing and implementing a marketing and sales strategy and implementing our technology applications. Our expenses will initially exceed our revenues and no assurances can be made that we will become profitable or provide positive cash flows.

We cannot assure you that we will be successful in selling the common shares or, if sold, at what price. We have limited assets without the sale of these common shares and we cannot assure you that we will attain our investment objective.

The Company currently has minimal cash or other assets and net worth from which to invest in successful portfolio companies to insure its success. The success of the Company will depend, in part, upon raising the necessary funds to fund investments. The May 2007 Offering is made on a “best efforts” basis; no one has made a commitment to purchase any shares of the Offering.

Restrictions imposed upon the resale of our capital stock may require you to hold your stock for an indefinite period of time.

None of the securities to be issued in the May 2007 Offering will be registered under the Securities Act. The common stock being sold pursuant to this Offering is intended to be exempt from registration pursuant to Regulation E which permits, in conformity therewith, issuance of shares without restriction on further transfer. While we do not anticipate such an adverse decision or determination on the part of the Securities and Exchange Commission, the SEC has the right, even after permitting the offering to become effective, to enjoin the sale of securities or determine that such sales are not exempt under Regulation E. While the Company will make every effort to insure its compliance with the requirements under Regulation E, there can be no assurance of such exemption as the SEC does not, as a matter of policy, affirmatively indicate the effectiveness of the notification under Regulation E.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2007, we issued 2,500,000 shares of our common stock in exchange for $25,000 in cash. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5: OTHER INFORMATION

We do not currently employ a Chief Financial Officer. Mr. M.E. Durschlag, Chief Executive Officer, also serves as Chief Financial Officer.

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

DOUBLE EAGLE HOLDINGS, LTD.

May 11, 2007	By:	/s/ M.E. Durschlag
M.E. Durschlag, President,
Chief Executive Officer and
Chief Financial Officer