Form 10-Q
period 2007-06-30
Double Eagle Holdings, Ltd.
filed 2007-08-14
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: JUNE 30, 2007

Commission File Number: 814-00742

DOUBLE EAGLE HOLDINGS, LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0460247
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of June 30, 2007 was 6,095,749.

DOUBLE EAGLE HOLDINGS, LTD.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statement of Net Assets (Liabilities)
June 30, 2007 and September 30, 2006

	2007	2006
	(Unaudited)
ASSETS
Investments in portfolio companies:
Unaffiliated issuers (cost $125,000 at June 30, 2007 and $0 at
September 30, 2006)	$216,750	$-
Total investments	216,750	-
Cash and cash equivalents	57,781	-
TOTAL ASSETS	274,531	-
LIABILITIES
Accounts payable	5,500	-
Accrued expenses	166	7,000
TOTAL CURRENT LIABILITIES	5,666	7,000
Dividends payable	30,946	30,946
Preferred stock, $.001 par value; 12,500 shares authorized; 2,713 shares issued
and outstanding; $271,300 liquidation preference	2	2
TOTAL LIABILITIES AND PREFERRED STOCK	36,614	37,948
NET ASSETS (LIABILITIES)	$237,917	$(37,948)

Commitments and contingencies

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value; authorized 100,000,000 shares; 6,095,749 shares and 99,020 shares issued and outstanding at June 30, 2007 and September 30,
2006, respectively	$6,096	$99
Additional paid-in capital	8,860,541	8,657,838
Accumulated deficit:
Accumulated net operating loss	(8,720,470)	(8,695,885)
Net realized gain (loss) on investments	-	-
Net unrealized appreciation (depreciation) of investments	91,750	-
NET ASSETS (LIABILITIES)	$237,917	$(37,948)

NET ASSET (LIABILITY) VALUE PER SHARE	$0.0390	$(0.3832)

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Operations
Three Months Ended June 30, 2007 and 2006
(Unaudited)

		Prior to
		becoming an
		Investment
		Company
	2007	2006
Income from operations:
Interest income from unaffiliated portfolio companies	$-	$-
Management income from unaffiliated portfolio companies	-	-
	-	-

Expenses:
Officer and employee compensation and benefits	-	39,000
Professional fees	14,000	-
Shareholder services and communications	1,957	-
Loss on disposal of fixed assets	-	1,368
Loss on sale of marketable securities	-	16,148
Other general and administrative expense	135	136,690
	16,092	193,206
Loss before income taxes and realized and unrealized losses	(16,092)	(193,206)
Income taxes	-	-
Net loss from operations	(16,092)	(193,206)

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income taxes
of $0	-	-
Change in unrealized appreciation (depreciation) of portfolio
investments, net of deferred income taxes of $0	79,250	-
Net realized and unrealized gains (losses)	79,250	-
Net increase (decrease) in net assets from operations	$63,158	$(193,206)

Net increase (decrease) in net assets from operations per share,
basic and diluted	$0.0155	$(1.9512)

Weighted average shares outstanding	4,069,949	99,020

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD
Condensed Statements of Operations
Nine Months Ended June 30, 2007 and 2006
(Unaudited)

		Prior to becoming an Investment Company
	Three months	Six months	Nine months
	ended	ended	ended
	June 30, 2007	March 31, 2007	June 30, 2007
Income from operations:
Interest income from unaffiliated portfolio companies	$-	$-	$-
Management income from unaffiliated portfolio companies	-	-	-
	-	-	-

Expenses:
Officer and employee compensation and benefits	-	-	118,000
Professional fees	14,000	5,500	-
Shareholder services and communications	1,957	2,993	-
Other (income) expense	-	-	264
Other general and administrative expense	135	-	281,404
	16,092	8,493	399,668
Loss before income taxes and realized and unrealized losses	(16,092)	(8,493)	(399,668)
Income taxes	-	-	-
Net loss from operations	(16,092)	(8,493)	(399,668)

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income
taxes of $0	-	-	-
Change in unrealized appreciation (depreciation) of portfolio
investments, net of deferred income taxes of $0	79,250	12,500	-
Net realized and unrealized gains (losses)	79,250	12,500	-
Net increase (decrease) in net assets from operations	$63,158	$4,007	$(399,668)

Net increase (decrease) in net assets from operations per share,
basic and diluted	$0.0155	$0.0118	$(4.0362)

Weighted average shares outstanding	4,069,949	339,032	99,020

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Cash Flows
Nine Months Ended June 30, 2007 and 2006
(Unaudited)

		Prior to becoming an Investment Company
	Three months	Six months	Nine months
	ended	ended	ended
	June 30, 2007	March 31, 2007	June 30, 2007
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$63,158	$4,007	$(399,668)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in unrealized (appreciation) depreciation of
portfolio investments	(79,250)	(12,500)	-
Depreciation	-	-	526
Legal services contributed by former CEO	-	-	26,840
Loss on disposal of fixed assets	-	-	1,368
Loss on sale of marketable securities	-	-	16,148
Changes in operating assets and liabilities:
Deposits and prepaid expenses	-	-	2,372
Accrued interest and accrued wages payable	-	-	129,303
Accrued expenses, other	166	-	-
Accounts payable	7	(1,507)	(54,097)
Net cash used in operating activities	(15,919)	(10,000)	(277,208)
Cash flows from investing activities:
Investments in portfolio company	(100,000)	(25,000)	-
Proceeds from sale of marketable securities	-	-	10,653
Net cash used in investing activities	(100,000)	(25,000)	10,653
Cash flows from financing activities:
Common stock issued for cash	173,700	35,000	-
Loans from shareholder	-	-	257,000
Net cash used in investing activities	173,700	35,000	257,000
Net increase (decrease) in cash and cash equivalents	57,781	-	(9,555)
Cash and cash equivalents, beginning of period	-	-	-
Cash and cash equivalents, end of period	$57,781	$-	$(9,555)

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Changes in Net Assets
Nine Months Ended June 30, 2007 and 2006
(Unaudited)
		Prior to becoming an Investment Company
	Three months	Six months	Nine months
	ended	ended	ended
	June 30, 2007	March 31, 2007	June 30, 2006
Changes in net assets from operations:
Net loss from operations	$(16,092)	$(8,493)	$(399,668)
Net realized gain (loss) on sale of investments, net	-	-	-
Change in net unrealized appreciation (depreciation)
of investments, net	79,250	12,500	-
Net increase (decrease) in net assets from operations	63,158	4,007	(399,668)

Capital stock transactions:
Common stock sold for cash	173,700	35,000	-
Legal expenses contributed by former CEO of the Company	-	-	26,840
Sale and transfer of available-for-sale securities, net	-	-	(78,462)
Net increase in net assets from stock transactions	173,700	35,000	(51,622)
Net increase in net assets	236,858	39,007	(451,290)
Net assets, beginning of period	1,061	(37,946)	(294,829)
Net assets, end of period	$237,919	$1,061	$(746,119)

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Financial Highlights
Nine Months Ended June 30, 2007 and 2006
(Unaudited)

		Prior to becoming an Investment Company
	Three months	Six months	Nine months
	ended	ended	ended
	June 30, 2007	March 31, 2007	June 30, 2006
PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$0.0004	$(0.3832)	$(2.9775)
Net decrease from operations	(0.0040)	(0.0251)	(4.0362)
Net change in realized gains (losses) and unrealized appreciation
(depreciation) of investments, net	0.0195	0.0369	-
Net increase (decrease) from stock transactions	0.0231	0.3718	(0.5213)
Net asset value, end of period	$0.0390	$0.0004	$(7.5350)

Per share market value:
Beginning of period	$1.33	$4.44	$1.78
End of period	0.10	1.33	2.00
Investment return, based on market price at end of period (1)	-92.5%	-70.0%	12.4%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$237,919	$1,061	$(746,119)
Average net assets	98,553	(24,122)	(520,474)
Annualized ratio of expenses to average net assets	65.3%	-70.4%	-102.4%
Annualized ratio of net increase (decrease) in net assets from
operations to average net assets	256.3%	-33.2%	102.4%
Shares outstanding at end of period	6,095,749	2,621,749	99,020
Weighted average shares outstanding during period	4,069,949	339,032	99,020

(1) Periods of less than one year are not annualized

DOUBLE EAGLE HOLDINGS, LTD.
Schedule of Investments
June 30, 2007

Shares	Date of Acquisition		Historical Cost	Fair Value	% Net Assets

COMMON STOCK IN UNAFFILIATED ISSUERS
250,000	Mar-07	American Resource Management, Inc.; ("ARRM");
500,000	May-07	Internet-based chiller software developer	$125,000	$216,750	91%

		Total investments at June 30, 2007	$125,000	216,750	91%
		Cash and other assets, less liabilities		21,169	9%
		Net assets at June 30, 2007		$237,919	100%

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: ORGANIZATION

HISTORY OF BUSINESS

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol DEGH. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. ("Onspan"). On October 9, 2001, the Company effected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, a Nevada corporation, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed below. On April 22, 2003, the Company created a new subsidiary, Coventry 1 Inc., a Nevada corporation. The Company also had one other subsidiary, Onspan SmartHouse, Inc., a Florida corporation.

Double Eagle Holdings, Ltd. filed a notification under Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) on April 5, 2007, indicating its election to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Accordingly, commencing with the Form 10-Q for June 30, 2007, the Company will file as a BDC.

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

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares. All share transactions in this Form 10-Q have been adjusted to reflect the reverse split. The par value of the common stock was also reduced from $.012 to $.001.

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

BASIS OF PRESENTATION

The financial statements at June 30, 2007 and 2006 include the accounts of the Company.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Although the nature of the Company’s operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the three and nine months ended June 30, 2007 and 2006 and its operating results, cash flows and changes in net assets for each of the nine months ended June 30, 2007 and 2006 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

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

The operating results for the quarter ended June 30, 2007, reflects the Company’s results as an investment/business development company under the Investment Company Act of 1940, as amended, whereas the quarterly results for the three and nine month periods ended June 30, 2006 and the six months ended March 31, 2007, reflect the Company’s results prior to operating as an investment/business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements for these two periods are different, and therefore, the results of operations are not directly comparable. The primary differences in accounting principles relates to the carrying value of investments.

BUSINESS DEVELOPMENT COMPANY

Double Eagle Holdings, Inc. filed a notification under Form N54a with the SEC on April 5, 2007, indicating its election to be regulated as a BDC under the 1940 Act. Accordingly, commencing with the Form 10-Q for June 30, 2007, the Company will file as a BDC. In connection with this election, the Company has adopted corporate resolutions and intends to operate as a closed-end management investment company as a BDC. The Company has conducted limited operations to date. Under this recent election, the Company has been organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. The Company has decided to be regulated as a BDC under the 1940 Act, and will operate as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. The Company will at all times conduct its business so as to retain its status as a BDC. The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC without the approval of the holders of a majority of its outstanding voting stock as defined under the 1940 Act.

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

BDC’s are required to implement certain accounting provisions that are different from those to which other reporting companies are required to comply. These requirements may result in presentation of financial information in a manner that is more or less favorable than the manner permitted by other reporting companies. In connection with the implementation of accounting changes to comply with the required reporting of financial information, we must also comply with SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”).

Prior to April 5, 2007, the date the Company began operating as a BDC, the Company’s only operations during the periods presented included ownership of marketable investment securities. The Company followed Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) for its marketable investment securities. The Company classified its marketable investment securities as trading securities, for which FAS 115 provides that unrealized holding gains and losses for trading securities shall be included in earnings. Since this method of accounting for investments is the same as the valuation method required when operating as a BDC, there is no cumulative effect recognition in the accompanying financial statements upon becoming an investment company.

BDC’s, as governed under the 1940 Act may not avail themselves of any of the provisions of Regulation S-B, including any of the streamlined reporting permitted thereunder.

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

VALUATION OF INVESTMENTS (AS AN INVESTMENT COMPANY)

As an investment company under the Investment Company Act of 1940, all of the Company’s investments must be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning April 5, 2007, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, some of the Company’s investments may be acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under the Company’s valuation policy. Currently, the valuation policy provides for management’s review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

Value, as defined in Section 2(a)(41) of 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value is as determined in good faith by management. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. The Company must determine the fair value of each individual investment on a quarterly basis. The Company records unrealized depreciation on investments when it believes that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, the Company records unrealized appreciation if the Company believes that the underlying portfolio company has appreciated in value and, therefore, its investment has also appreciated in value, where appropriate.

As an investment company, the Company invests primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable the Company to protect its investment and maximize its returns. The Company generally includes many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. The Company’s investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that the Company makes and the nature of its business, the Company’s valuation process requires an analysis of various factors. The Company’s fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

CONVERSION TO AN INVESTMENT COMPANY

The Company’s results of operations for 2007 are divided into two periods. The period from October 1, 2006 to April 5, 2007 reflects the Company’s results prior to becoming an investment company under the Investment Company Act of 1940, as amended. The period from April 5, 2007 to June 30, 2007 reflects the Company’s results as an investment company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning April 5, 2007, are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method for all stock options issued. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest. The Company did not grant any options during the nine months ended June 30, 2007 and 2006. Accordingly, the SFAS No. 123 pro forma numbers for the prior year period are not presented since they would not differ from the actual historical results.

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

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE

The financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings Per Share". Basic net increase (decrease) in net assets from operations per share is computed using the weighted average number of common shares outstanding during the period. Diluted net increase (decrease) in net assets from operations per share reflects the potential dilution from the exercise or conversion of securities into common stock. There are currently no common stock equivalents. Accordingly, basic and fully diluted net increase (decrease) in net assets from operations per share is the same in both fiscal 2007 and 2006.

USE OF ESTIMATES

The preparation of the condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

COMPREHENSIVE INCOME

SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in financial statements, and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented. The Company’s comprehensive income (loss) does not differ from its reported net income (loss).

As an investment company, the Company must report changes in the fair value of its investments outside of its operating income on its statement of operations and reflect the accumulated appreciation or depreciation in the fair value of its investments as a separate component of its stockholders’ deficit. This treatment is similar to the treatment required by SFAS No. 130.

FISCAL YEAR

Fiscal 2007 refers to periods in the year ending September 30, 2007. Fiscal 2006 refers to periods in the year ended September 30, 2006.

NOTE 3: INVESTMENTS

VALUATION OF INVESTMENTS

As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a) (41) and Rule 2a-4 under the Investment Company Act of 1940 (the “1940 Act”), it is incumbent upon the Board of Directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the Board of Directors may appoint persons to assist them in the determination of such value and to make the actual calculations pursuant to the Board of Directors’ direction. The Board of Directors must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the Company's portfolio. The Directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not Directors, the findings of such individuals must be carefully reviewed by the Directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value in good faith" can be established, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the Board of Directors would appear to be the amount that the owner might reasonably expect to receive for them upon their current sale. Methods that use this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors that the Board of Directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysts, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies and other relevant matters.

The Board of Directors has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded or is thinly traded and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

•	Total amount of the Company's actual investment. This amount shall include all loans, purchase price of securities and fair value of securities given at the time of exchange;

•	Total revenues for the preceding twelve months;

•	Earnings before interest, taxes and depreciation;

•	Estimate of likely sale price of investment;

•	Net assets of investment; and

•	Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

•	Where no or limited revenues or earnings are present, then the value shall be the greater of net assets, estimated sales price, or total cost for each investment;

•
Where revenues and/or earnings are present, then the value shall be the greater of one-times (1x) revenues or three-times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment; or

•
Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.

Utilizing the foregoing method, the Company has valued its investments as follows:

American Resource Management, Inc. (ARRM) has developed Internet-based software for chillers which monitors chiller operating data, calculates performance, diagnoses the cause of chiller inefficiencies, notifies plant contacts when problems occur and recommends corrective action when necessary. The Company currently owns 750,000 shares with a cost of $125,000. Based on the closing price on June 30, 2007, less a discount for selling expenses, the Board of Directors has valued the investment at $216,750.

NOTE 4: STOCKHOLDERS’ EQUITY

PREFERRED STOCK

At June 30, 2007, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to one share of the Company's common stock as adjusted for the 1 for 12 reverse stock split and a 1 for 11 reverse stock split effective November 6, 2006. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions and to preserve the Company's working capital in order to help maintain the continued viability of the Company. The Board of Directors is unable at this time to predict if and when the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. As of June 30, 2007 the amount of accumulated unpaid dividends on the preferred stock is approximately $180,703 of which $149,761 has not been declared.

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

On May 3, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of its common stock and raise up to $5,000,000 at prices ranging from $.05 to $1.25 per share. During May 2007, the Company sold 3,474,000 shares of its common stock pursuant to the offering for $173,700 in cash. On June 15, 2007, the Company received a comment letter from the SEC relating to its Form 1-E filing and immediately ceased selling stock pursuant to the 1-E. In its letter, the SEC asked for additional disclosure and clarification of certain issues and the Company is currently working with the SEC to resolve any questions.

NOTE 5: RELATED PARTY TRANSACTIONS

For the nine-month period ended June 30, 2006 the Company accrued $53,500 in salaries for its former President, Herbert Tabin. As of June 30, 2006, the Company had a total of $191,200 accrued salaries to Mr. Tabin. Mr. Tabin forgave all compensation which had accrued for him in September 2006 as discussed below. In addition, Mr. Tabin had loaned the Company $310,012, including accrued interest, which was also forgiven by him pursuant to the Release and Settlement Agreement.

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

The Company agreed to indemnify its Officers and Directors against losses from litigation, and provided for any expected losses resulting from various legal proceedings, which in the opinion of management have now all been resolved.

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

On May 3, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of its common stock and raise up to $5,000,000 at prices ranging from $.05 to $1.25 per share. During May 2007, the Company sold 3,474,000 shares of its common stock pursuant to the offering for $173,700 in cash. On June 15, 2007, the Company received a comment letter from the SEC relating to its Form 1-E filing and immediately ceased selling stock pursuant to the 1-E. In its letter, the SEC asked for additional disclosure and clarification of certain issues and the Company is currently working with the SEC to resolve any questions.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2006.

PLAN OF OPERATION AND GOING CONCERN

The accompanying financial statements were prepared assuming that we will continue as a going concern.

On April 5, 2007, we filed a notification under Form N54a with the SEC indicating our election to be regulated as a BDC under the 1940 Act.

On May 3, 2007, we filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of our common stock and raise up to $5,000,000 at prices ranging from $.05 to $1.25 per share. As of June 30, 2007, we had sold 3,474,000 shares of our common stock pursuant to the offering for $173,700 in cash. On June 15, 2007, we received a comment letter from the SEC relating to our Form 1-E filing and immediately ceased selling stock pursuant to the 1-E. In its letter, the SEC asked for additional disclosure and clarification of certain issues and we are currently working with the SEC to resolve any questions.

There are no assurances that we will be successful in achieving the above plans, or that such plans, if consummated, will enable us to obtain profitable operations or continue as a going concern.

CURRENT BUSINESS

As of June 21, 2006, pursuant to a settlement agreement, substantially all of our debt ($709,181) was forgiven or assumed by our former CEO and other shareholders and we sold our remaining subsidiary, OnSpan SmartHouse, Inc. The $709,181 in obligations was recorded as a contribution to our capital in September 2006 when the settlement agreement was finalized.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares. All share transactions in this Form 10-Q have been adjusted to reflect the reverse split. The par value of the common stock was also reduced from $.012 to $.001.

On November 25, 2006, pursuant to our Articles of Incorporation, the Board of Directors proposed and recommended to our shareholders that we change the name of the corporation to Double Eagle Holdings, Ltd. and increase the authorized common shares to 100,000,000 shares. The Amendments were approved by a majority of our shareholders with an effective date of January 2, 2007.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2007, working capital increased to $268,865 from a deficit of $7,000. The primary reasons for the increases are the sale of common stock for $208,700 during the period, the investment of $125,000 in a portfolio company and the net earnings of $67,165. Net earnings include an unrealized gain of our portfolio investments in the amount of $91,750. We have not budgeted any significant capital expenditures for the current fiscal year.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2007 and 2006 -

Costs and expenses decreased from $193,206 in the 2006 period to $16,092 in the 2007 period. The 2006 costs were primarily the accrued salaries for the former principals plus legal fees associated with litigation which was settled in September 2006.

Unrealized gains of $79,250 were recognized in the 2007 period. There were no unrealized gains or losses during the 2006 period.

Comparison of nine months ended June 30, 2007 and 2006 -

Costs and expenses decreased from $399,668 in the 2006 period to $24,585 in the 2007 period, of which $8,493 was incurred before becoming a BDC and $16,092 after becoming a BDC. The 2006 costs were primarily the accrued salaries for the former principals plus legal fees associated with litigation which was settled in September 2006.

Unrealized gains amounted to $79,250 in the three months ended June 30, 2007, after becoming a BDC; and $12,500 in the six months ended March 31, 2007, before becoming a BDC.

There were no unrealized gains or loses in 2006.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $274,531 and from this, are subtracted liabilities and debts of $36,612. There are 2,713 shares of preferred stock outstanding so the rights of preferred stockholders of $2 are also subtracted. The NAV is therefore $237,917. The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (6,095,749). The NAV/S is $.0390.

Our Plan of Operation for the Next Twelve Months

Management’s Analysis of Business

We will have significant relative flexibility in selecting and structuring our investments. We will not be subject to many of the regulatory limitations that govern traditional lending institutions such as banks. We will seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We will calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity appreciation rights or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

Longer Investment Horizon - We will not be subject to periodic capital return requirements. These requirements, which are standard for most private equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established Deal Sourcing Network - We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

•	public and private companies,

•	investment bankers,

•	attorneys,

•	accountants,

•	consultants, and

•	commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

Investment Criteria

As a matter of policy, we will not purchase or sell real estate or interests in real estate or real estate investment trusts except that we may:

•	purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral;

•	own the securities of companies that are in the business of buying, selling or developing real estate; or

•	finance the purchase of real estate by our portfolio companies.

We will limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

•	sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;

•	purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or

•
engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out a distressed loan; or in those investment situations where hedging the risks associated with interest rate fluctuations is appropriate, and, in such cases, only after all necessary registrations or exemptions from registration with the Commodity Futures Trading Commission have been obtained.

Prospective Portfolio Company Characteristics - We have identified several criteria that we believe will prove important in seeking our investment objective with respect to target companies. These criteria will provide general guidelines for our investment decisions; however, we caution readers that not all of these criteria will be met by each prospective portfolio company in which we choose to invest.

Experienced Management - We will generally require that our portfolio companies have an experienced president or management team. We will also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests. We intend to provide assistance in this area either supervising management or providing management for our portfolio companies.

Products or Services - We will seek companies that are involved in products or services that do not require significant additional capital or research expenditures. In general, we will seek target companies that make innovative use of proven technologies or methods.

Proprietary Advantage - We expect to favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

•	patents or trade secrets with respect to owning or manufacturing its products, and

•	a demonstrable and sustainable marketing advantage over its competition

Marketing strategies impose unusual burdens on management to be continuously ahead of its competition, either through some kind of technological advantage or by being continuously more creative than its competition.

Profitable or Nearly Profitable Operations Based on Cash Flow from Operations - We will focus on target companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies unless there is a clear exit strategy in place.

Potential for Future Growth - We will generally require that a prospective target company, in addition to generating sufficient cash flow to cover its operating costs and service its debt, demonstrate an ability to increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective target company will be a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Exit Strategy - Prior to making an investment in a portfolio company, we will analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include:

•	an initial public offering,

•	a private sale of our equity interest to a third party,

•	a merger or an acquisition of the portfolio company, or

•	a purchase of our equity position by the portfolio company or one of its stockholders.

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued its equity securities or, if a new equity offering is imminent, the price at which such new equity securities will be offered. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes or convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

•
“piggyback" registration rights, which will permit us under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or

•
in circumstances, "demand" registration rights permitting us under certain circumstances, to require the eligible portfolio company to register the securities under the 1933 Act, in some cases at our expense. We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrant without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

Liquidation Value of Assets - Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor in our credit analysis. We will emphasize both tangible assets, such as:

•	accounts receivable,

•	inventory, and

•	equipment,

and intangible assets, such as:

•	intellectual property,

•	customer lists,

•	networks, and

•	databases.

Investment Process

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

•	company and technology assessments,

•	evaluation of existing management team,

•	market analysis,

•	competitive analysis,

•	evaluation of management, risk analysis and transaction size,

•	pricing, and

•	structure analysis.

Much of this work will be done by management and professionals who are well known by management. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be followed in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

In our review of the management team, we look at the following:

•	Interviews with management and significant shareholders, including any financial or strategic sponsor;

•	Review of financing history;

•	Review of management's track record with respect to:

•	product development and marketing,

•	mergers and acquisitions,

•	alliances,

•	collaborations,

•	research and development outsourcing and other strategic activities;

•	Assessment of competition; and

•	Review of exit strategies.

In our review of the financial conditions, we look at the following:

•	Evaluation of future financing needs and plans;

•	Detailed analysis of financial performance;

•	Development of pro forma financial projections; and

•	Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

In our review of the products and services of the portfolio company, we look at the following:

•	Evaluation of intellectual property position;

•	Review of existing customer or similar agreements and arrangements;

•	Analysis of core technology;

•	Assessment of collaborations;

•	Review of sales and marketing procedures; and

•	Assessment of market and growth potential.

Upon completion of these analyses, we will conduct on-site visits with the target company's management team. Also, in cases in which a target company is at a mature stage of development and if other matters that warrant such an evaluation, we will obtain an independent appraisal of the target company.

Ongoing Relationships with Portfolio Companies

Monitoring - We will continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, but we believe that we will nevertheless perform well in the future.

We will monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team and consulting professionals, who are well known by our management team, will closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

We will use several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:

•	Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;

•	Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;

•	Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;

•	Attendance at and participation in board meetings;

•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance - As a business development company, we will offer, and in many cases may provide, significant managerial assistance to our portfolio companies. This assistance will typically involve:

•	monitoring the operations of our portfolio companies,

•	participating in their board and management meetings,

•	consulting with and advising their officers, and

•	providing other organizational and financial guidance.

Investment Amounts

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $25,000 and $5,000,000.

Competition

Our primary competitors to provide financing to target companies will include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we will have. We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

Off Balance Sheet Arrangements

•	None.

Contractual Obligations

•	None.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2007, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2007, we issued 3,474,000 shares of our common stock in exchange for $173,700 in cash. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

DOUBLE EAGLE HOLDINGS, LTD.

August 10, 2007	By:	/s/ M.E. Durschlag
M.E. Durschlag, President,
Chief Executive Officer and
Chief Financial Officer