Form 10-K
period 2007-09-30
Double Eagle Holdings, Ltd.
filed 2007-12-28
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2007

Commission file number 814-00742

Double Eagle Holdings, Ltd.
(Exact name of registrant as specified in its charter)

Nevada	87-0460247
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7633 East 63rd Place, Suite 220, Tulsa, OK 74133
(Address of principal executive offices) (Zip Code)

4500 Cameron Valley Parkway, Suite 270, Charlotte, NC 28211
(Former address of principal executive offices) (Zip Code)

Registrant’s telephone number 918-461-1667

Securities registered under Section 12(b) of the Exchange Act:

Title of each class - None

Name of each exchange on which registered - Not applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001
Title of class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes ☒ No.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes ☒ No.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerate filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of December 13, 2007 is $2,507,164.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. There were 20,035,821 shares of common stock outstanding as of December 13, 2007.

DOCUMENTS INCORPORATED BY REFERENCE: No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

DOUBLE EAGLE HOLDINGS, LTD.
FORM 10-K INDEX

PART I

FORWARD LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of the federal securities laws that involve a number of risks and uncertainties. Our future results may differ materially from our historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. These factors are described in the “Risk Factors” section below. Among the factors that could cause actual results to differ materially from those expected are the following: business conditions and general economic conditions; competitive factors, such as pricing and marketing efforts; and the pace and success of product research and development. These and other factors may cause expectations to differ.

ITEM 1:	BUSINESS

Double Eagle Holdings, Ltd. (the “Company,” “we,” “us” or “Double Eagle”) filed a notification under Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) on April 5, 2007, indicating its election to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Accordingly, commencing with the Form 10-Q for June 30, 2007, the Company began filing as a BDC.

As a BDC, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, will be privately held companies or companies with thinly traded public securities at the time we invest in them. Qualifying assets may also include cash, cash equivalents, U.S. Government securities or high-quality debt investments maturing in one year or less from the date of investment. We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger or more stable than target portfolio companies.

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996 and we became a publicly traded entity in connection with the re-organization. On July 10, 1998, our stock was officially approved for listing on the NASDAQ Small Cap market and our common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol DEGH. Effective February 10, 2001, we changed our name from Network Systems International, Inc., to Onspan Networking, Inc. ("Onspan"). On October 9, 2001, we affected a 1 for 12 reverse stock split of our issued and outstanding common stock. Prior to August 5, 2002, we were a holding company that through our wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, we completed the sale of our operating division InterLAN and announced a change in our strategy of business as discussed below. On April 22, 2003, we created a new subsidiary, Coventry 1 Inc., a Nevada corporation. We had one other subsidiary, Onspan SmartHouse, Inc., a Florida corporation.

As of June 21, 2006, as further discussed in Item 3, substantially all of our debt ($709,181) was forgiven or assumed by our former CEO and other shareholders and we sold our remaining subsidiary, OnSpan SmartHouse, Inc. The $709,181 in obligations was recorded as a contribution to our capital.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares, par value $.012. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares. All share transactions in this Form 10-K have been adjusted to reflect the reverse split.

On November 25, 2006, pursuant to our Articles of Incorporation, the Board of Directors proposed and recommended to our shareholders that we change the name of the corporation to Double Eagle Holdings, Ltd. and increase the authorized common shares to 100,000,000 shares, par value $0.001. The Amendments were approved by a majority of our shareholders with an effective date of January 2, 2007.

The Characteristics of Desirable Investments

When we begin to look at companies, we have the option of investing in public or private companies. We look to buy businesses with the best value proposition. We conduct what is typically referred to as fundamental analysis. We believe that while technical analysis, or the examination of historical trends and demand/supply complexes, may have some merit in the short-term, fundamental characteristics in the long-term make the difference.

We look for five core characteristics in our investments:

▪	Profitability
▪	Predictable and Sustainable Returns
▪	Margin of Safety
▪	Strong Future Prospects
▪	Reputable Management

We look at these characteristics in a historical context and then assess what those characteristics will look like in the future. We believe that the best indication of what a company will do in the future is its past behavior. The metrics that we examine are a blend of quantitative factors, like return on equity and profit margin, and qualitative factors, like management ownership and a company’s competitive advantage. By remaining disciplined with respect to these metrics, we can be assured that we have attempted to minimize the potential for a loss.

Portfolio and Firm Management

The investment portfolio of Double Eagle has several distinguishing characteristics. First and foremost is the portion of our assets that we are willing to commit to an idea. At the end of our search for outstanding companies we must be willing to commit a meaningful percentage of our assets to our best investment opportunities. Additionally, it is very likely that the number of our holdings will be relatively small. There are a limited number of companies that have stood the test of our scrutiny, so we must put a significant amount of money in those few ideas. Our portfolio of companies is focused on the best possible ideas.

We also make decisions within the context of our portfolio in such a way as to minimize its turnover. When we find good companies we will not rush to make a change at the first indication of short-term weakness. In fact such a time might be cause for additional investment. Understanding that there will be occasions for change, buying and selling has the unintended consequence of interrupting the compounding effect and any resulting superior returns.

Over the long-term it is our goal to provide a return superior to the return an investor could obtain by simply investing in low-cost index funds. We believe the philosophy presented here will, over the long-term, create wealth for our shareholders, without significant risk exposure.

Ongoing Relationships with Portfolio Companies

Monitoring

We continuously monitor our portfolio companies in order to determine whether they are meeting our investment criteria and achieving our business expectations. We monitor the progress of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality.

Managerial Assistance

As a business development company, we are required to offer, and in some cases may provide, significant managerial assistance to portfolio companies. This assistance typically involves monitoring the operations of portfolio companies, participating in their board and management meetings, consulting with and advising their officers and providing other organizational and financial guidance.

Other Income

In addition to our investment objectives, we seek to earn interest on our loans to portfolio companies and in some cases may have management fee agreements with the portfolio companies.

Frequently, to minimize the cash requirements of our portfolio companies, we may receive restricted stock in payment of our management fees and the interest owed us on our loans to our portfolio companies. Our investment committee will value the restricted stock, which will become the basis for a portion of our revenue.

Investment Personnel

The investment personnel of Double Eagle currently consist of its chief executive officer, M.E. “Hank” Durschlag and the other two members of the Board of Directors.

Further Regulation as a Business Development Company

We are a BDC under the 1940 Act. The 1940 Act contains prohibitions and restrictions relating to transactions between business development companies and their affiliates, including any investment advisers or sub-advisers, principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors be persons other than interested persons, as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a business development company unless approved by a majority of our outstanding common shareholders.

We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of stock senior to our common stock if our asset coverage, as defined in the 1940 Act, is at least equal to 200% immediately after each such issuance. In addition, while any senior securities remain outstanding, we must make provisions to prohibit any distribution to our stockholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We may also borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes. Regulations governing our operation as a BDC will affect our ability to, and the way in which we raise additional capital, which may expose us to risks, including the typical risks associated with leverage.

Code of Ethics

We have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to each code may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements.

ITEM 1A: RISK FACTORS

In the normal course of business, and in an effort to keep our shareholders and the public informed about our operations and portfolio of investments, we may from time-to-time issue certain statements, either in writing or orally, that contain or may contain forward-looking information. Generally, these statements relate to our business plans or strategies or portfolio companies, projected or anticipated benefits or consequences of such plans or strategies, projected or anticipated benefits of new or follow-on investments made by or to be made by us, or projections involving anticipated purchases or sales of securities or other aspects of our operating results. Forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially. As noted elsewhere in this report, our operations and portfolio of investments are subject to a number of uncertainties, risks, and other influences, many of which are outside our control, and any one of which, or a combination of which, could materially affect the results of our operations, or our net asset value (“NAV”), the market price of our common stock, and whether any forward-looking statements made by us ultimately prove to be accurate.

Investing in Double Eagle involves a number of significant risks relating to our business and investment objective. As a result, there can be no assurance that we will achieve our investment objective. In addition, the following risk factors are applicable to an investment in our common stock.

GENERAL RISK FACTORS

We are a recently organized company with limited resources and sources of revenues.

We made our election to become a BDC on April 5, 2007, and have entered into a limited number of financing transactions with portfolio companies as described in the notes to the financial statements. We have limited experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives. To date, our efforts have been limited primarily to organizational activities and acquisition of the investments described in the notes to the financial statements. Through November 30, 2007, we have raised $443,700 since we became a BDC and have a cost basis in our investments of $164,500 at September 30, 2007. We have realized only limited revenues to date. We are wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management, acting under the supervision of our Board of Directors. None of these individuals has substantial experience, within the BDC business format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made. We cannot assure you that we will attain our investment objective.

We filed our notice of intent to become a BDC which requires us to comply with significant regulatory requirements.

On April 5, 2007, we filed a notice with the Securities and Exchange Commission of our intent to be regulated as a BDC under the 1940 Act and be subject to Sections 54 through 65 of said Act. Being subject to the BDC provisions requires us to meet significant numbers of regulatory and financial requirements. Compliance with these regulations is expensive and may create financial obstacles for us in the future. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

The increased costs associated with compliance with the 1940 Act as a result of our election to become a BDC include costs associated with the increased demand for compliance including oversight by our Chief Compliance Officer and counsel to the Company as well as increased costs due to accounting methodology and valuations which increase the time and work required of both our accounting service providers and independent auditors. These costs require us to expend capital and resources that might otherwise be used to meet the needs or opportunities relating to investments and/or our portfolio companies or other income-producing assets.

If we do not remain a BDC, we may continue to be regulated as a closed-end investment company under the 1940 Act, which would decrease our operating flexibility. We cannot assure you that we will successfully retain our BDC status.

There are risks which result from the inherent concentration of investments prior to diversification.

While we intend to allocate our investments among different portfolio companies, it is possible that, prior to our achieving diversification, a significant amount or all of our NAV at any one time could be invested in the securities of just a few portfolio companies. Thus, our success and our NAV would be dependent on the success of just a few portfolio companies. All of the risks associated with ownership of such portfolio companies including success dependent on management, market conditions within the industry or field of such portfolio companies, achieving the business objectives of such portfolio companies and economic conditions and other conditions relative to the operation of such portfolio companies, would become risks borne by us.

Limitation of liability and indemnification of management.

While limitations of liability and indemnification are themselves limited, we have instituted provisions in our by-laws indemnifying against and not making management liable for, any loss or liability incurred in connection with our affairs, so long as such loss or liability arose from acts performed in good faith and not involving any fraud, gross negligence or willful misconduct. Therefore, to the extent that these provisions provide any protection to management, that protection may limit the right of a shareholder to collect damages from members of management. Management is accountable to the shareholder as a fiduciary and, consequently, members of management are required to exercise good faith and integrity in handling our affairs.

Our business may become subject to extensive regulation at the federal and state levels.

Our operations are and will be affected by current and future legislation and by the policies established from time to time by various federal and state regulatory authorities. It is not possible to predict what changes, if any, will be made to existing federal and state legislation and regulations or the effect that such changes may have on our future business and earnings prospects.

Our investments may require us to raise additional capital on different terms.

In the future we may require additional capital. For additional requirements, we may raise capital by issuing equity or convertible debt securities, and if we do, the percentage ownership of our existing stockholders would be diluted. In addition, any new securities we issue could have rights, preferences and privileges senior to our existing equity.

Our ability to raise capital as a BDC is limited by the requirement that we not sell shares below the net asset value per share (“NAV/S”) without approval of a majority of our shareholders. While we do not anticipate that the NAV/S calculation will ever result in a negative number or a nominally positive number, the Company would be severely limited in its ability to sell shares if such number was negative or nominally positive.

We cannot guarantee paying dividends to our stockholders.

We are allowed by our articles of incorporation and by-laws to pay dividends to our stockholders. However, there can be no guarantee we will have sufficient revenues to pay dividends. Consequently, there is no assurance that the Company will pay any dividends during any period. Investors in need of liquidity through the payment of dividends should refrain from investing in our common stock.

GENERAL RISKS ASSOCIATED WITH BUSINESS DEVELOPMENT COMPANIES

BDCs generally require substantial amounts of time to realize the benefits from investments.

We have obtained funding in the amount of $182,700 as of September 30, 2007 and an additional $261,000 through November 30, 2007; and completed the initial selection of portfolio companies for our first round of equity investments. Venture capital investments typically take from four to eight years from the date of initial investment to reach a state of maturity at which liquidation can be considered practical. In light of the foregoing, it is unlikely that any significant distributions of the proceeds from the liquidation of equity investments will be made for several years after inception, if at all.

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

Our investments may not generate sufficient income to cover our operations.

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. This is in conformity with the Small Business Investment Incentive Act of 1980 which amended the 1940 Act and created BDC’s. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern. It should be noted that our operational costs are higher as a result of our having elected to be governed as a BDC.

RISKS ASSOCIATED WITH INVESTMENTS AND PORTFOLIO COMPANIES

There are costs associated with the purchase and sale of securities.

Some of our strategies may include purchases of different classes of securities or frequent trading to maximize profits and, as a consequence, risks related to turnover and costs such as brokerage commissions may be greater than an investment in a single entity for a single class of security held for a longer period of time. Our operating expenses, including, but not limited to, fees paid to accountants, attorneys, fees to execute trades and manage investments and fees paid to any investment advisor may, in the aggregate, constitute a high percentage relative to the expenses and fees than for an investment in a single entity for a single class of security held for a longer period of time.

There are numerous risks arising from investing in securities.

The securities industry is generally competitive and methods of investment strategy each involve a degree of risk. We will compete with firms, including many of the larger securities and investment banking firms, which have substantially greater financial resources and research staffs. Where we purchase securities in portfolio companies for appreciation, our profitability substantially depends upon our ability to correctly assess the future price movements of stocks. There can be no assurance that we will be able to accurately predict price movements of securities purchased.

Security investments generally involve a high degree of risk. The performance of securities in which we may invest are subject to numerous factors which are neither within the control of nor predictable by us. Such factors can include a wide range of economic, political, competitive and other conditions which may affect investments in general or specific industries or companies. In recent years, the securities markets have become increasingly volatile and this volatility has increased the degree of risk.

Investing in small and growth stage companies is inherently risky.

Investments in growth stage companies offer the opportunity for significant gains. However, each investment involves a high degree of business and financial risk that can result in substantial losses. Among these are the risks associated with:

•	Investing in companies in an early-stage of development or with little or no operating history;
•	Companies operating at a loss or with substantial variations in operating results from period to period; and
•	Companies with the need for substantial additional capital to support expansion or to achieve or maintain a competitive position.

These companies may face intense competition, including competition from companies with:

•	Greater financial resources;
•	More extensive development, manufacturing, marketing, and service capabilities; and
•	A larger number of qualified managerial and technical personnel.

Although we intend to mitigate our risk exposure by limiting our investments in early stage companies, we cannot assure you that the portfolio companies in which we choose to place a majority of our investment capital are not facing the same risks of companies that are inherent in start-up companies. In addition, growth stage companies are likely to have a very limited operating history and thus evaluating their worthiness for investment will be more subjective on their future potential for growth and cannot be predicated on operating successes. We are dependent on the quality and actions of management of portfolio companies.

Our success will depend upon the success of the portfolio companies and, in great part, upon the abilities of their management.

Although our management expects to provide portfolio companies with assistance (particularly with regard to capital formation, major personnel decisions, and strategic planning), the day-to-day operations will be controlled by the management of the portfolio companies. Investors must rely upon our management to select portfolio companies that have, or can obtain, the necessary management resources. Problems may arise at portfolio companies that local management does not recognize or cannot resolve. In addition, the management of portfolio companies may conceal the existence of problems from us.

The value of securities we own may be adversely impacted by subsequent regulatory changes.

Our current investment strategy includes purchase of unregistered securities in both private companies and private placements offered by public companies. We are able to purchase securities pursuant to exemptions to the registration requirements of United States Federal securities laws. Changes in such laws or their interpretation could adversely impact our ability to resell such securities which would have a negative effect on the value of such securities as well as impact our overall investment strategy and the liquidity of our investments. In such an event, we may need to reformulate our investment strategy or we may choose to liquidate.

Limitations on availability of investment capital may adversely affect other investments.

We may be reliant on the availability of capital to generate profits under its investment strategy and such availability will depend, in part, on our ability to timely liquidate existing positions in order to reinvest the proceeds thereof. To the extent that we own securities which are not subject to a valid registration statement or otherwise available for trading under applicable securities laws, our ability to liquidate our position in such securities may be limited. We intend to require some of our portfolio companies to use their best efforts to cause a registration statement covering the resale of the securities we purchase to be filed and declared effective by the SEC or become otherwise freely tradeable. However, there can be no guarantee that the SEC or other regulating body will declare such a registration statement effective or permit such security to become free of restrictions within such period and, until such securities become freely tradable, we will likely be unable to freely liquidate such interests in restricted securities in the manner and at the prices desired. This resulting lack of liquidity could impair our ability to generate the cash flow from these positions to timely pay our liabilities or obtain funds for the purpose of reinvestment. Although we intend to maintain adequate liquidity to achieve our future investment objectives, there can be no assurance this can be accomplished in all circumstances.

Portfolio companies are likely to need additional funding.

We expect that many portfolio companies will require additional financing to satisfy their working capital requirements. The amount of additional financing needed will depend upon the maturity and objectives of the particular company. Each round of venture financing, whether from us or other investors is typically intended to provide a portfolio company with enough capital to reach the next major valuation milestone. If the funds provided are not sufficient, a portfolio company may have to raise additional capital at a price unfavorable to the existing investors, including us. The availability of capital is generally a function of capital market conditions that are beyond our control or beyond any portfolio company’s control. We cannot assure you that our management or the management of portfolio companies will be able to predict accurately the future capital requirements necessary for success or that additional funds will be available to portfolio companies from any source. If funding is not available, some portfolio companies may be forced to cease operations.

BDC investments are generally illiquid.

We anticipate that most of our holdings in portfolio companies will be securities that are subject to restrictions on resale. Generally, unless the securities are subsequently registered under the 1933 Act, we will not be able to sell these securities unless we meet all of the conditions of Rule 144 or another rule under the 1933 Act that permits limited sales under specified conditions. When restricted securities are sold to the public, we may be deemed an underwriter, or possibly a controlling person, with respect thereto for the purpose of the Securities Act and may be subject to liability as such under the 1933 Act. These restrictions could require us to hold securities or refrain from sale and be unable to liquidate a position even at a loss.

Even if we meet all of the conditions of the 1933 Act, there may be no market for the securities that we hold. These limitations on liquidity of a BDC's investments could prevent a successful sale thereof, result in delay of any sale, or substantially reduce the amount of proceeds that might otherwise be realized. It is possible that one or more of the portfolio companies may not be able to register its shares. In such event, we would own "restricted" securities subject to resale under Rule 144.

Lack of diversity of investments by a BDC presents risks associated with specific industries.

We anticipate that we will not be able to diversify our investments in the early years of our operation and, as a result, not gain the benefit of diversification which is the balancing of adverse economic conditions over our holdings in portfolio companies.

There are risks associated with investments in companies with small capitalization.

The portfolio companies that we expect to invest in are thinly capitalized and frequently have a market capitalization below $100 million (and generally much smaller). These companies generally do not have experience, market awareness, tracking by analysts, institutional investors and other benefits of larger companies that result in more marketability and stability of their securities. This impacts the liquidity of securities issued by those portfolio companies. It is expected that the securities of a significant number of the portfolio companies will be thinly traded. This could present a problem when we determine to liquidate our position. We may not be able to sell the securities in the time frame and at the price we would prefer. Furthermore, in certain situations, as a result of a security being thinly traded, we could experience a significant loss in value should we be forced to liquidate our investment as a result of rapidly changing market conditions or other factors.

There are risks associated with investments in companies with not readily marketable securities.

We may invest in securities that are initially, or that later become, not readily marketable. For example, we may acquire restricted securities of an issuer in a private placement pursuant to an arrangement whereby the issuer agrees to register the resale of those securities, or, in the case of an investment in convertible or exchangeable securities, the securities underlying such securities, within a certain period of time. Such registration requires compliance with United States Federal and state securities laws and the approval of the SEC. Unless and until such registration or compliance with applicable regulation occurs, there is likely to be no market for the restricted securities. No assurance can be given that issuers will not breach their obligation to obtain or meet such registration or other compliance obligation. Similarly, securities that are at one time marketable may become unmarketable (or more difficult to market) for a number of reasons. For example, securities traded on a securities exchange or quotation system may become unmarketable if delisted from such exchange or quotation system for among other reasons, failing to satisfy the requirements for continued listing, which may include minimum price requirements. In addition, we may acquire restricted securities, for which no market exists, which are convertible or exchangeable into common stock of the issuer. No assurances can be given that a portfolio company which has sold a convertible security requiring exchange or conversion will not breach its obligation to convert or exchange such securities upon demand, in which case our liquidity may be adversely affected. In general, the stability and liquidity of the securities in which we invest will depend in large part on the creditworthiness of the issuers. Issuers' creditworthiness will be monitored on an ongoing basis by us. If there is a default by the issuer, we may have contractual remedies under the applicable transaction documents. However, exercising such contractual rights may involve delays in liquidating our position and the incurrence of additional costs.

Portfolio companies in which investments are made may have publicly-traded securities but those companies or their securities may become subject to restrictions due to non-compliance. Our ability to generate profits from our investment activities may be adversely affected by a failure of portfolio companies to comply with registration, conversion, exchange or other obligations under the agreements pursuant to which such securities have been sold to us. The failure of an issuer to register the resale of its securities sold to us may decrease the amount of available capital with which we may pursue other investment opportunities or meet current liabilities. We may invest in securities that are convertible into or exchangeable for common stock of the issuer, the resale of which by us is (or is to be) registered. If an issuer refuses, is unable to, or delays in timely honoring its obligation to issue registered securities, our ability to liquidate our position and our profits may be adversely affected.

RISKS OF THE COMPANY AT ITS PRESENT STAGE

We have obtained only limited funding at this time.

Since becoming a BDC, and through September 30, 2007, we raised $182,700 from sales of our common stock. We raised an additional $261,000 from sales of our common stock by November 30, 2007. We intend to raise more capital through the sales of shares of our common stock. The offer and sale of the shares will not be registered under the 1933 Act since their issuance and sale is exempt from such registration requirements pursuant to Regulation E of the 1933 Act. Because the first $5,000,000 raised, each year, will be from shares that will be acquired by investors in transactions involving an exempt private offering pursuant to Regulation E, they will be unrestricted or free-trading securities and may be freely traded, transferred, assigned, pledged or otherwise disposed of at the time of issuance.

We cannot assure you that we will be successful in selling the common shares or, if sold, at what price.

We have identified and made investments in a limited number of portfolio companies. Investors will have a limited opportunity to evaluate the portfolio companies that we invested in. We cannot assure you that we will locate or successfully negotiate additional transactions with portfolio companies. We are likely to incur substantial losses in the first years of operations.

If additional funding is obtained, it is anticipated that most of such funding, except for operating cash reserves and funds set aside for follow-on investments in then-existing portfolio companies, will be expended or committed within two years, which is expected to be prior to us receiving any substantial realized gains. Our management anticipates that we and a number of the portfolio companies will sustain substantial losses in the initial years of operation. It is possible that these losses may never be recovered. We cannot assure you that we will ever be profitable.

We are totally reliant on management and the Board of Directors.

We are wholly dependent for the selection, structuring, closing and monitoring of all of our investments on the diligence and skill of our management our Board of Directors. None of these individuals has substantial experience in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made.

In addition, we will engage outside consultants and professionals known to management to assist in evaluating and monitoring portfolio companies and maintaining regulatory compliance.

We cannot assure you that we will attain our investment objective.

We have broad discretionary use of the proceeds from any funding that we obtain.

Our management has broad discretion with respect to the specific application of the net proceeds of any funding that we obtain, although substantially all of the net proceeds from any offering is intended to be applied for investments in eligible portfolio companies which satisfy our investment criteria. While our corporate governance resolutions require the Board of Directors and Investment Committee to adhere to certain standards, even acting in compliance with those guidelines, our Board of Directors and Investment Committee have discretion. We do not permit our Board of Directors and Investment Committee to use proceeds in a manner inconsistent with the operation of a BDC.

We will be confronted by competition from entities having substantially greater resources and experience.

Other entities and individuals compete for investments similar to those we propose to make, many of whom will have greater financial and management resources than we do. Furthermore, we must comply with provisions of the 1940 Act pertaining to BDCs and, if we qualify as a Registered Investment Company (“RIC”), provisions of the Internal Revenue Code pertaining to RICs might restrict our flexibility as compared with our competitors. The need to compete for investment opportunities may make it necessary for us to offer portfolio companies more attractive transaction terms than otherwise might be the case. These factors may prevent us from ever becoming profitable.

We are unlikely to qualify for the income tax benefits offered to RICs.

We will be classified as a non-diversified investment company under the 1940 Act. We are not subject to the diversification requirements applicable to RICs under the Internal Revenue Code. Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders. This means that we will be taxed as an ordinary corporation on our taxable income even if that income is distributed to shareholders, and all distributions out of our earnings and profits will be taxable to shareholders as dividends. Thus, this income will be subject to a double layer of tax.

Distributions to shareholders may never equal the amount invested by the shareholders.

We cannot assure you that we will make any distributions to shareholders or that aggregate distributions, if any, will equal or exceed the shareholders' investment. Sales of portfolio company securities will be the principal source of distributable cash to shareholders. The directors have absolute discretion in the timing of distributions to shareholders. Securities we acquire through equity investments will be held by us and will be sold or distributed at the sole discretion of the Board of Directors.

We indemnify officers and directors to the maximum extent permitted by Nevada law.

Our articles of incorporation provide for indemnification of directors, officers, employees and our agents to the full extent permitted by Nevada law and the 1940 Act.

There are significant potential conflicts of interest, which could impact our investment returns

Our executive officer(s) and director(s) serve or may serve as officers and directors of entities which operate in the same or related line of business as we do. Accordingly, they may have obligations to investors in those entities, the fulfillment of which might not be in the best interests of us or our stockholders. In addition, they may not be available to us if there are time conflicts involving other entities.

Our common stock has a limited trading history, and we cannot assure you that any trading market will develop.

Our common stock is currently listed on the electronic quotation and reporting service maintained by the National Association of Securities Dealers (“NASD”) and known as the “OTC Bulletin Board” or “OTCBB” system and trades under the symbol "DEGH".

Our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Also, the stock market in general has experienced extreme price and volume volatility that has affected the market prices of securities of many companies. At times, this volatility has been unrelated to the operating performance of particular companies. These broad market and industry fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

The market price of our common stock may fluctuate significantly.

The market price and liquidity of the market for shares of our common stock may be significantly affected by numerous factors, which may adversely affect our ability to raise capital through future equity financings. These factors, many over which we have no control and that may not be directly related to us, include the following:

•
Significant volatility in the market price and trading volume of securities of closed-end investment companies, business development companies or other companies in our sector, which are not necessarily related to the operating performance of these companies;

•	Changes in regulatory policies or tax guidelines, particularly with respect to RICs or BDCs;
•	A loss of BDC status;
•	Changes in earnings or variations in operating results;
•	Changes in the value of our portfolio of investments;
•	Any shortfall in revenue or net income or any increase in losses from levels expected by investors or securities analysts;
•	Departure of key personnel;
•	Potential legal and regulatory matters;
•	Operating performance of companies comparable to us; and
•	General economic trends and other external factors.

Sales of substantial amounts of our common stock in the public market may have an adverse effect on the market price of our common stock.

If a market does develop for our shares of common stock, of which we can make no assurances, subsequent sales of substantial amounts of our common stock or the availability of such shares for sale, could adversely affect the prevailing market price for our common stock. If this occurs and continues, it could impair our ability to raise additional capital through the sale of equity securities should we desire to do so. We are authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share. Our Board of Directors also has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued shares. Any such issuance will dilute the percentage ownership of shareholders and may further dilute the book value of our common stock. These issuances may also serve to enhance existing management's ability to maintain control of the Company.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or option to acquire any equity security with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	That a broker or dealer approve a person's account for transactions in penny stocks; and

•	The broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	Obtain financial information and investment experience objectives of the person; and

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

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	Sets forth the basis on which the broker or dealer made the suitability determination; and

•	That the broker or dealer receives a signed, written agreement from the investor prior to the transaction.

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

While we have commenced operations, we have a limited operating history available to evaluate the likelihood of the success of our business. Our prospects should be considered in light of the risks, expenses and uncertainties that may be encountered by development stage companies. Among other things, we must build our customer base, respond to competitive developments, attract, retain and motivate qualified employees and establish and maintain our technologies, products, and services on an ongoing basis. There can be no assurance that we will be successful in addressing such risks and implementing our business strategy.

As a result of our lack of operating history, and the other risks described herein, we are unable to accurately forecast our revenues. Our future expense levels are based predominately on our operating plans and estimates of future revenues, and to a large extent are fixed. We may be unable to adjust spending in a timely manner to compensate for revenues that do not materialize. Accordingly, any significant shortfall in revenues or lack of revenue would likely have an immediate material adverse effect on our business, operating results and financial condition.

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

Our management has limited experience with BDC’s.

While we believe that our management possesses certain fundamental business skills that will increase our likelihood to succeed, our management team has never operated a BDC and must be considered as inexperienced when it comes to both the day to day operations of an investment company and the management of investments. We intend to rely on the general skills and business acumen of our management team as well as engaging other professionals and consultants from time to time to insure that our management gains the expertise to manage a BDC.

The businesses in which we intend to invest are subject to macro, micro and global trends in business, finance, politics, and law.

Our potential portfolio investments are located nationwide. Future unfavorable economic conditions, including those resulting from further or protracted economic instability or down turns cannot be estimated at this time due to the uncertainties associated with such economic conditions, and the extent to which the sale of portfolio company products will be affected thereby.

The businesses in which we plan to invest are materially affected by competition.

Our portfolio companies will face competition on a nationwide basis. Competition for their products will come from companies that may be larger, have more experienced management and be better financed that our portfolio companies.

We may sustain substantial losses from fraud.

The risk of fraud losses varies with, among other things, general economic conditions, and the effectiveness of security procedures utilized. However, although management believes that any loss due to fraud will be immaterial, there can be no assurance that fraud loss experience will not become material in amount. It must be noted that BDC’s are required to have in place certain safeguards which may render these risks from fraud to be nominal but these risks do exist and even requirements such as holding physical certificates of shares in portfolio companies in a safe do not, in and of themselves, eliminate the possibility of fraud.

Restrictions imposed upon the resale of our capital stock may require you to hold your common stock for an indefinite period of time.

None of the securities we have issued or will issue in the future, based upon current plans, will be registered under the Securities Act. The common stock we have sold is intended to be exempt from registration pursuant to Regulation E, which permits in conformity therewith, issuance of shares without restriction on further transfer. While we do not anticipate such an adverse decision or determination on the part of the Securities and Exchange Commission, you might be required to hold your common stock, either until our stock is registered under the Securities Act, or an exemption from the registration requirements of the Securities Act, and an exemption from the registration requirements of the blue-sky laws of your state, is available to you. Unless the certificates are sold pursuant to exemption, they will bear legends restricting subsequent transfers pursuant to the restrictions listed above as well as additional restrictions contained in our by-laws. As a result, you may not be able to liquidate your investment readily.

You will suffer immediate and substantial dilution in the value of your investment, and it may be further diluted in the future.

The purchasers of our common stock will suffer an immediate and substantial dilution in the book value of their investment. We may sell additional equity in the future that may further dilute the value of your investment.

Senior management may be granted the right, and other employees and consultants may have the right, under certain circumstances, to acquire additional shares of our common stock. If such a grant of a right occurred at a time where the price of the stock had fallen relative to the current market value and fell below the price paid by you, management might be given the right to purchase stock at a price below your cost. Additionally, reductions in the price of our stock resulting from the performance of our portfolio or other market conditions might result in stock being sold to investors, including management, at prices below the price paid by you. In either of these cases, the value of your investment would be further diluted.

Pursuant to the Company’s Articles of Organization, the Company’s Board of Directors has the authority to issue shares of stock without any further vote or action by the stockholders. The issuance of stock under certain circumstances could have the effect of delaying or preventing a change in control of the Company.

We will have broad discretion in using the proceeds from sales of our common stock.

Although we have identified generally the manner in which we expect to utilize the proceeds from sales of our common stock, we will have broad discretion in determining the specific uses of the proceeds. You will not have an opportunity to evaluate the basis for our decisions on the use of the proceeds, and will not be able to participate in such decisions. As discussed above, the use of proceeds may not be inconsistent with our goals and objectives of our operation as a BDC. However, we have not yet signed any contracts with any professionals or consultants; including those whose help or assistance is contemplated. Therefore, we can not accurately predict costs associated with such professionals and consultants. For that reason, the use of proceeds can not be determined with absolute certainty.

ITEM 2:	PROPERTIES

Our corporate office is currently maintained in the office of our accountant at no charge.

ITEM 3:	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter.

Part II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed on the electronic quotation and reporting service maintained by the National Association of Securities Dealers (“NASD”) and known as the “OTC Bulletin Board” or “OTCBB” system and trades under the symbol "DEGH".

The market closing, high and low prices during each quarter for the last two years are as follows:

QUARTER ENDED	CLOSING	HIGH	LOW

December 31, 2005	.99	1.10	.83
March 31, 2006	.99	1.10	.83
June 30, 2006	1.98	3.85	.99
September 30, 2006	4.44	7.70	1.32

December 31, 2006	2.97	27.50	2.97
March 31, 2007	1.32	6.60	1.10
June 30, 2007	.10	.90	.10
September 30, 2007	.12	.35	.08

Number of Shareholders and Total Outstanding Shares

As of December 13, 2007, there were 20,035,821 shares of common stock issued and outstanding, held by approximately 68 shareholders of record, an undetermined number of which represent more than one individual participant in securities positions with us.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Options

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

ITEM 6:	SELECTED FINANCIAL DATA

The following table represents our selected financial and other data and has been derived from our audited financial statements for the years ended September 30, 2007, 2006 and 2005. The information below should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included in Item 8 herein.

	2007	2006	2005
Statements of Operations Data:
Income from operations	$318	$-	$-
Expenses **	44,054	404,668	433,492
Net loss from operations	(43,736)	(404,668)	(433,492)
Net realized and unrealized gains (losses)	(50,000)	-	-
Net decrease in net assets from operations	$(93,736)	$(404,668)	$(433,492)

Net decrease in net assets from operations
per share, basic and diluted	$(0.0342)	$(4.0867)	$(4.3727)

Weighted average shares, basic and diluted	2,739,989	99,020	99,137

Statements of Net Assets (Liabilities) Data:
Investments at fair value	$114,500	$-	$-
Investments at cost	164,500	-	-
Cash and cash equivalents	8,350	-	16,065

Total assets	123,169	-	172,831
Total liabilities	(37,151)	(37,946)	(467,660)
Total preferred stock at liquidation value	(271,300)	(271,300)	(271,300)
Net assets (liabilities)	$(185,282)	$(309,246)	$(566,129)

Net asset (liability) value per share	$(0.0291)	$(3.1231)	$(5.7173)

Common stock outstanding at year end	6,375,821	99,020	99,020

** Includes $7,535, $404,668 and $433,492 in net expenses from discontinued operations for the years ended September 30, 2007, 2006 and 2005, respectively.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company

We filed a notification under Form N54a with the SEC on April 5, 2007, indicating our election to be regulated as a BDC under the 1940 Act. Accordingly, commencing with the Form 10-Q for June 30, 2007, we began filing as a BDC.

As a BDC, we are required to invest at least 70% of our total assets in qualifying assets, which, generally, will be privately held companies or companies with thinly traded public securities at the time we invest in them. Qualifying assets may also include cash, cash equivalents, U.S. Government securities or high-quality debt investments maturing in one year or less from the date of investment. We may invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger or more stable than target portfolio companies.

On May 3, 2007, we filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of our common stock and raise up to $5,000,000 at prices ranging from $0.05 to $1.25 per share. As of June 15, 2007, we had sold 3,474,000 shares of our common stock pursuant to the offering for $173,700 in cash. On June 15, 2007, we received a comment letter from the SEC relating to our Form 1-E filing and immediately ceased selling stock pursuant to the Form 1-E. In its letter, the SEC asked for additional disclosure and clarification of certain issues on our Form 1-E. We responded to the SEC inquiry and sold an additional 280,000 shares as of September 30, 2007, for $9,000 in cash and a stock subscription receivable in the amount of $5,000. During the period from October 1, 2007 through November 30, 2007, we sold an additional 5,220,000 shares for $255,000 in cash and a stock subscription receivable in the amount of $6,000.

Management’s Analysis of Business

We have significant relative flexibility in selecting and structuring our investments. We are not subject to many of the regulatory limitations that govern traditional lending institutions such as banks. We seek to structure our investments so as to take into account the uncertain and potentially variable financial performance of our portfolio companies. This should enable our portfolio companies to retain access to committed capital at different stages in their development and eliminate some of the uncertainty surrounding their capital allocation decisions. We calculate rates of return on invested capital based on a combination of up-front commitment fees, current and deferred interest rates and residual values, which may take the form of common stock, warrants, equity appreciation rights or future contract payments. We believe that this flexible approach to structuring investments will facilitate positive, long-term relationships with our portfolio companies and enable us to become a preferred source of capital to them. We also believe our approach should enable debt financing to develop into a viable alternative capital source for funding the growth of target companies that wish to avoid the dilutive effects of equity financings for existing equity holders.

Longer Investment Horizon - We are not subject to periodic capital return requirements. These requirements, which are standard for most private equity and venture capital funds, typically require that these funds return to investors the initial capital investment after a pre-agreed time, together with any capital gains on such capital investment. These provisions often force such funds to seek the return of their investments in portfolio companies through mergers, public equity offerings or other liquidity events more quickly than they otherwise might, which can result in a lower overall return to investors and adversely affect the ultimate viability of the affected portfolio companies. Because we may invest in the same portfolio companies as these funds, we are subject to these risks if these funds demand a return on their investments in the portfolio companies. We believe that our flexibility to take a longer-term view should help us to maximize returns on our invested capital while still meeting the needs of our portfolio companies.

Established Deal Sourcing Network - We believe that, through our management and directors, we have solid contacts and sources from which to generate investment opportunities. These contacts and sources include:

•	public and private companies,
•	investment bankers,
•	attorneys,
•	accountants,
•	consultants, and
•	commercial bankers.

However, we cannot assure you that such relationships will lead to the origination of debt or other investments.

Investment Criteria

As a matter of policy, we will not purchase or sell real estate or interests in real estate or real estate investment trusts except that we may:

•	purchase and sell real estate or interests in real estate in connection with the orderly liquidation of investments, or in connection with foreclosure on collateral;
•	own the securities of companies that are in the business of buying, selling or developing real estate; or
•	finance the purchase of real estate by our portfolio companies.

We limit our investments in more traditional securities (stock and debt instruments) and will not, as a matter of policy:

•	sell securities short except with regard to managing the risks associated with publicly-traded securities issued by our portfolio companies;
•	purchase securities on margin (except to the extent that we may purchase securities with borrowed money); or
•	engage in the purchase or sale of commodities or commodity contracts, including futures contracts except where necessary in working out distressed loans.

Prospective Portfolio Company Characteristics - We have identified several criteria that we believe prove important in seeking our investment objective with respect to target companies. These criteria provide general guidelines for our investment decisions; however, we caution readers that not all of these criteria are satisfied by each prospective portfolio company in which we choose to invest.

Experienced Management - We generally require that our portfolio companies have an experienced president or management team. We also require the portfolio companies to have in place proper incentives to induce management to succeed and to act in concert with our interests as investors, including having significant equity interests. We provide assistance in this area by either consulting with management or by providing management for our portfolio companies.

Products or Services - We seek companies that are involved in products or services that do not require significant additional capital or research expenditures. In general, we seek target companies that make innovative use of proven technologies or methods.

Proprietary Advantage - We favor companies that can demonstrate some kind of proprietary sustainable advantage with respect to their competition. Proprietary advantages include, but are not limited to:

•	patents or trade secrets with respect to owning or manufacturing its products, and
•	a demonstrable and sustainable marketing advantage over its competition.

Marketing strategies impose unusual burdens on management to be continuously ahead of its competition, either through some kind of technological advantage or by being continuously more creative than its competition.

Profitable or Nearly Profitable Operations Based on Cash Flow from Operations - We focus on target companies that are profitable or nearly profitable on an operating cash flow basis. Typically, we would not expect to invest in start-up companies unless there is a clear exit strategy in place.

Potential for Future Growth - We generally require that a prospective target company, in addition to generating sufficient cash flow to cover its operating costs and service its debt, demonstrate an ability to increase its revenues and operating cash flow over time. The anticipated growth rate of a prospective target company will be a key factor in determining the value that we ascribe to any warrants or other equity securities that we may acquire in connection with an investment in debt securities.

Exit Strategy - Prior to making an investment in a portfolio company, we analyze the potential for that company to increase the liquidity of its common equity through a future event that would enable us to realize appreciation, if any, in the value of our equity interest. Liquidity events may include:

•	an initial public offering,
•	a private sale of our equity interest to a third party,

•	a merger or an acquisition of the portfolio company, or
•	a purchase of our equity position by the portfolio company or one of its stockholders.

We may acquire warrants to purchase equity securities and/or convertible preferred stock of the eligible portfolio companies in connection with providing financing. The terms of the warrants, including the expiration date, exercise price and terms of the equity security for which the warrant may be exercised, will be negotiated individually with each eligible portfolio company, and will likely be affected by the price and terms of securities issued by the eligible portfolio company to other venture capitalists and other holders. We anticipate that most warrants will be for a term of five to ten years, and will have an exercise price based upon the price at which the eligible portfolio company most recently issued equity securities or, if a new equity offering is imminent, equity securities. The equity securities for which the warrant will be exercised generally will be common stock of which there may be one or more classes of convertible preferred stock. Substantially all the warrants and underlying equity securities will be restricted securities under the 1933 Act at the time of the issuance. We will generally negotiate for registration rights with the issuer that may provide:

•
“piggyback" registration rights, which will permit us under certain circumstances, to include some or all of the securities owned by us in a registration statement filed by the eligible portfolio company, or

•
in some circumstances, "demand" registration rights permitting us under certain circumstances, to require the eligible portfolio company to register the securities under the 1933 Act, in some cases at our expense. We will generally negotiate net issuance provisions in the warrants, which will allow us to receive upon exercise of the warrants without payment of any cash a net amount of shares determined by the increase in the value of the issuer's stock above the exercise price stated in the warrant.

Liquidation Value of Assets - Although we do not intend to operate as an asset-based lender, the prospective liquidation value of the assets, if any, collateralizing any debt securities that we hold will be an important factor in our credit analysis. We will emphasize both tangible assets, such as:

•	accounts receivable,
•	inventory, and
•	equipment,

and intangible assets, such as:

•	intellectual property,
•	customer lists,
•	networks, and
•	databases.

Investment Process

Due Diligence - If a target company generally meets the characteristics described above, we will perform initial due diligence, including:

•	company and technology assessments,
•	existing management team,
•	market analysis,
•	competitive analysis,
•	evaluation of management, risk analysis and transaction size,
•	pricing, and
•	structure analysis.

Much of this work will be done by management and professionals who are well known by management. The criteria delineated above provide general parameters for our investment decisions. We intend to pursue an investment strategy by further imposing such criteria and reviews that best insures the value of our investments. As unique circumstances may arise or be uncovered, not all of such criteria will be satisfied in each instance but the process provides a guideline by which investments can be prudently made and managed. Upon successful completion of the preliminary evaluation, we will decide whether to deliver a non-binding letter of intent and move forward towards the completion of a transaction.

In our review of the management team, we look at the following:

•	Interviews with management and significant shareholders, including any financial or strategic sponsor;
•	Review of financing history;
•	Review of management's track record with respect to:
•	product development and marketing,
•	mergers and acquisitions,
•	alliances,
•	collaborations, and
•	research and development outsourcing and other strategic activities;
•	Assessment of competition; and
•	Review of exit strategies.

In our review of the financial conditions, we look at the following:

•	Evaluation of future financing needs and plans;
•	Detailed analysis of financial performance;
•	Development of pro forma financial projections; and
•	Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

In our review of the products and services of the portfolio company, we look at the following:

•	Evaluation of intellectual property position;

•	Review of existing customer or similar agreements and arrangements;
•	Analysis of core technology;
•	Assessment of collaborations;
•	Review of sales and marketing procedures; and
•	Assessment of market and growth potential.

Upon completion of these analyses, we will conduct on-site visits with the target company's management team. Also, in cases in which a target company is at a mature stage of development and if other matters warrant such an evaluation, we will obtain an independent appraisal of the target company.

Ongoing Relationships with Portfolio Companies

Monitoring - We continuously monitor our portfolio companies in order to determine whether they are meeting our financing criteria and their respective business plans. We may decline to make additional investments in portfolio companies that do not continue to meet our financing criteria. However, we may choose to make additional investments in portfolio companies that do not do so, if we believe they will perform well in the future.

We monitor the financial trends of each portfolio company to assess the appropriate course of action for each company and to evaluate overall portfolio quality. Our management team and consulting professionals closely monitor the status and performance of each individual company on at least a quarterly and, in some cases, a monthly basis.

We use several methods of evaluating and monitoring the performance and fair value of our debt and equity positions, including but not limited to the following:

•	Assessment of business development success, including product development, financings, profitability and the portfolio company's overall adherence to its business plan;
•	Periodic and regular contact with portfolio company management to discuss financial position, requirements and accomplishments;
•	Periodic and regular formal update interviews with portfolio company management and, if appropriate, the financial or strategic sponsor;
•	Attendance at and participation in board meetings; and
•	Review of monthly and quarterly financial statements and financial projections for portfolio companies.

Managerial Assistance - As a business development company, we offer, and in many cases provide, significant managerial assistance to our portfolio companies. This assistance will typically involve:

•	monitoring the operations of our portfolio companies,
•	participating in their board and management meetings,
•	consulting with and advising their officers, and
•	providing other organizational and financial guidance.

Investment Amounts

The amount of funds committed to a portfolio company and the ownership percentage received will vary depending on the maturity of the portfolio company, the quality and completeness of the portfolio company's management team, the perceived business opportunity, the capital required compared to existing capital, and the potential return. Although investment amounts will vary considerably, we expect that the average investment, including follow-on investments, will be between $25,000 and $1,000,000.

Competition

Our primary competitors that provide financing to target companies include private equity and venture capital funds, other equity and non-equity based investment funds and investment banks and other sources of financing, including traditional financial services companies such as commercial banks and specialty finance companies. Many of these entities have substantially greater financial and managerial resources than we have. We believe that our competitive advantage with regard to quality target companies relates to our ability to negotiate flexible terms and to complete our review process on a timely basis. We cannot assure you that we will be successful in implementing our strategies.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had a cash balance of $8,350 and current liabilities of $6,205. During the period from October 1, 2007 through November 30, 2007 we sold an additional 5,220,000 shares of our common stock pursuant to our Form 1-E for $255,000 in cash and a stock subscription receivable in the amount of $6,000 and expect to continue to raise capital, as needed, to fund operations and make investments in portfolio companies.

RESULTS OF OPERATIONS

REVENUES - We began operating as a BDC on April 5, 2007. As of September 30, 2007, we had raised $207,700 in cash from sale of our common stock ($25,000 in a private transaction and $182,700 pursuant to our Form 1-E) and have made investments of $164,500. Our only income in 2007 is interest income of $318 from our loan investments.

EXPENSES - We began operating as a BDC on April 5, 2007. Since that time we have had only nominal start-up expenses in the amount of $36,519. We would expect these expenses to increase as the number of investments increases.

DISCONTINUED OPERATIONS - When we filed a notification on Form N54a to become a BDC, we discontinued all prior operations. Losses from discontinued operations amounted to $7,535, $404,668 and $433,492 in the years ended September 30, 2007, 2006 and 2005, respectively.

NET REALIZED AND UNREALIZED GAINS (LOSSES) IN NON-CONTROLLED, NON-AFFILIATED INVESTMENTS

As an investment company under the 1940 Act, all of our investments must be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning April 5, 2007, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, some of our current investments were acquired in privately negotiated transactions and may have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under our valuation policy. Currently, the valuation policy provides for management’s review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

Value, as defined in Section 2(a)(41) of the 1940 Act, is (i) the market price for those securities for which a market quotation is readily available and (ii) for all other securities and assets, fair value as determined in good faith by management. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment. We must determine the fair value of each individual investment on a quarterly basis. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. Conversely, we will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, its investment has also appreciated in value, where appropriate.

As an investment company, we invest primarily in illiquid securities including equity securities of private companies. The structure of each equity security is specifically negotiated to enable us to protect our investment and maximize our returns. We generally include many terms governing ownership parameters, dilution parameters, liquidation preferences, voting rights, and put or call rights. Our investments are generally subject to some restrictions on resale and generally have no established trading market. Because of the type of investments that we make and the nature of our business, our valuation process requires an analysis of various factors. Our fair value methodology includes the examination of, among other things, the underlying investment performance, financial condition and market changing events that impact valuation.

Investment activity during the past year may be summarized as follows (not a BDC in prior years):

2007

Balance at cost, beginning of year	$-
Acquisition of investments, for cash	164,500
Balance at cost, end of year	164,500
Unrealized depreciation	(50,000)
Market value, end of year	$114,500

Our valuation processes and the results of our individual investments are included in note 3 to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements.

NET ASSET VALUE

As a BDC, certain of our activities and disclosures are made in reference to NAV which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets to our common shareholders. As of the date of the financial information in this report, the value of our portfolio of assets including investments in equity securities and cash is $123,169 and from this, are subtracted liabilities and debts of $37,151. There are 2,713 shares of preferred stock outstanding and the rights of preferred stockholders (at liquidation value) in the amount of $271,300 are included as a deduction. The NAV is therefore ($185,282). The NAV per Share is ($0.0291).

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 157, but does not expect that it will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 159, but does not expect that it will have a material impact on its financial statements.

CRITICAL ACCOUNTING POLICIES

The SEC issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition our most critical accounting policy is the valuation of our investments. The methods, estimates and judgments we use in applying this accounting policy has a significant impact on the results we report in our financial statements.

Pursuant to the requirements of the 1940 Act, our Board of Directors is responsible for determining in good faith the fair value of our investments for which market quotations are not readily available.

We determine fair value to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced or liquidation sale. Our valuation process is intended to provide a consistent basis for determining the fair value of the portfolio. We will record unrealized depreciation on investments when we believe that an investment has become impaired, including where realization of an equity security is doubtful. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and, therefore, our equity security has also appreciated in value.

Our equity interest in portfolio companies for which there is no liquid public market are valued using industry valuation benchmarks, and then the value is assigned a discount reflecting the illiquid nature of the investment as well as our minority, non-control position. When an external event such as a purchase transaction, public offering, or subsequent equity sale occurs, the pricing indicated by the external event is used to corroborate our valuation. The determined values are generally discounted to account for restrictions on resale and minority ownership positions, if applicable.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse changes in market rates and prices. We are primarily exposed to equity price risk. The following is a discussion of our equity price risk.

Equity price risk arises from exposure to securities that represent an ownership interest in our portfolio companies. The value of our equity securities and our other investments are based on quoted market prices or our Board of Directors’ good faith determination of their fair value (which may be based, in part, on quoted market prices). Market prices of common equity securities, in general, are subject to fluctuations, which could cause the amount to be realized upon sale or exercise of the instruments to differ significantly from the current reported value. The fluctuations may result from perceived changes in the underlying economic characteristics of our portfolio companies, the relative price of alternative investments, general market conditions and supply and demand imbalances for a particular security.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DOUBLE EAGLE HOLDINGS, LTD.

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACOUNTING FIRM

To the Board of Directors and Stockholders
Double Eagle Holdings, Ltd.:

We have audited the accompanying statements of net assets (liabilities), including the schedules of investments, of Double Eagle Holdings, Ltd. (the "Company") as of September 30, 2007 and 2006, and the related statements of operations, changes in net assets, cash flows and financial highlights for the years ended September 30, 2007, 2006 and 2005. These financial statements and schedules of investments are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules of investments based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and schedules of investments referred to above present fairly, in all material respects, the financial position of Double Eagle Holdings, Ltd. as of September 30, 2007 and 2006, and the results of its operations, cash flows, changes in net assets (liabilities) and financial highlights for the years ended September 30, 2007, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

/s/Moore & Associates, Chartered

Las Vegas, Nevada
December 28, 2007

2675 S. Jones Blvd., Suite 109, Las Vegas, NV 89146 (702)253-7499 Fax (702)253-7501

Double Eagle Holdings, Ltd.
Statements of Net Assets (Liabilities)
September 30, 2007 and 2006

	2007	2006

ASSETS
Non-affiliate investments (cost 2007 - $164,500)	$114,500	$-
Cash and cash equivalents	8,351	-
Accounts receivable - portfolio companies	318	-
TOTAL ASSETS	123,169	-

LIABILITIES
Accounts payable	6,039	7,000
Accrued expenses	166	-
Total current liabilities	6,205	7,000
Dividends payable	30,946	30,946
Preferred stock: $0.001 par value; 12,500 shares authorized; 2713
shares issued and outstanding; liquidation preference $271,300	271,300	271,300
TOTAL LIABILITIES	308,451	309,246
NET ASSETS (LIABILITIES)	$(185,282)	$(309,246)

Commitments and contingencies

COMPOSITION OF NET ASSETS (LIABILITIES)
Common stock: $0.001 par value; authorized 100,000,000 shares;
issued and outstanding 6,375,821 shares and 99,020 shares at
September 30, 2007 and 2006, respectively	6,376	99
Additional paid in capital	8,602,963	8,386,540
Stock subscription receivable	(5,000)	-
Accumulated deficit:
Accumulated net operating loss	(8,739,621)	(8,695,885)
Net realized gain (loss) on investments	-	-
Net unrealized depreciation of investments	(50,000)	-
NET ASSETS (LIABILITIES)	$(185,282)	$(309,246)
NET ASSET (LIABILITY) VALUE PER SHARE	$(0.0291)	$(3.1231)

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Statements of Operations
For the Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005
Income from operations:
Interest income from non-affiliated portfolio companies	$318	$-	$-
	318	-	-
Expenses:
Salaries and wages	3,000	-	-
Legal and accounting fees	24,250	-	-
Stock transfer and Edgar filing	3,761	-	-
Travel and entertainment	4,758	-	-
Other general and administrative expense	750	-	-
	36,519	-	-
Loss before income taxes	(36,201)	-	-
Income taxes	-	-	-
Net loss from operations	(36,201)	-	-

Net realized and unrealized gains (losses) in
non-controlled non-affiliated investments:
Net realized gain (loss) on investment, net of income
tax benefit of $0	-	-	-
Change in unrealized appreciation (depreciation) of
investments, net of deferred tax expense of $0	(50,000)	-	-
Net decrease in net assets from continuing operations	(86,201)	-	-
Discontinued operations:
Loss from discontinued operations, net of deferred tax
tax expense of $0	(7,535)	(404,668)	(433,492)
Net decrease in net assets from operations	$(93,736)	$(404,668)	$(433,492)

Net decrease in net assets per share, basic and diluted:
Continuing operations	$(0.0315)	$-	$-
Discontinued operations	(0.0028)	(4.0867)	(4.3727)
Net decrease in net assets per share	$(0.0342)	$(4.0867)	$(4.3727)

Weighted average shares outstanding	2,739,989	99,020	99,137

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Statements of Cash Flows
For the Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net decrease in net assets from operations	$(93,736)	$(404,668)	$(433,492)
Net decrease in net assets from discontinued operations	(7,535)	(404,668)	(433,492)
Net decrease in net assets from continuing operations	(86,201)	-	-
Adjustments to reconcile net decrease in net assets
from operations to net cash used in operating
activities:
Change in unrealized depreciation of investments	50,000	-	-
Increase in accounts receivable	(318)	-	-
Increase in accounts payable and accrued expenses	314	-	-
Net cash used in operating activities	(36,205)	-	-

Cash flows from investing activities:
Purchase of investments	(164,500)	-	-
Cash from discontinued operations	1,356	-	-
Net cash used by investing activities	(163,144)	-	-

Cash flows from financing activities:
Proceeds from sale of common stock	207,700	-	-
Net cash provided by financing activities	207,700	-	-
Net increase (decrease) in cash and cash equivalents	8,351	-	-
Cash and cash equivalents, beginning of year	-	-	-
Cash and cash equivalents, end of year	$8,351	$-	$-

Supplemental cash flow information:
Cash paid for interest and income taxes:			-
Interest	$-	$-	$-
Income taxes	-	-	-

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Statements of Changes in Net Assets (Liabilities)
For the Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005

Changes in net assets from operations:
Net loss from continuing operations	$(36,201)	$-	$-
Net loss from discontinued operations	(7,535)	(404,668)	(433,492)
Net realized gain (loss) on sale of investments, net	-	-	-
Change in net unrealized appreciation (depreciation)
of investments, net	(50,000)	-	-
Net decrease in net assets from operations	(93,736)	(404,668)	(433,492)

Capital stock transactions
Common stock issued for cash	207,700	-	-
Common stock issued for cash - discontinued operations	10,000	-	-
Liabilities forgiven by the former officers and
shareholders	-	709,181	-
Legal expenses contributed by the former CEO of the
Company	-	26,840	-
Available for sale securities	-	(74,470)	74,470
Common stock cancelled in settlement	-	-	(17)

Net increase in net assets from stock transactions	217,700	661,551	74,453
Net increase (decrease) in net assets	123,964	256,883	(359,039)
Net assets (liabilities) at beginning of year	(309,246)	(566,129)	(207,090)
Net assets (liabilities) at end of year	$(185,282)	$(309,246)	$(566,129)

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Schedules of Investments
As of September 30, 2007

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

NON-INCOME PRODUCING INVESTMENTS
750,000	Mar-07	EffTec International, Inc. (Pink Sheets:EFFI);	$125,000	$75,000	87%
	Jun-07	EffTec has developed an Internet-based chiller
		tool which it is installing and selling to its customer base
			125,000	75,000	87%
LOAN INVESTMENTS
Loan	Sep-07	Line of credit with Signature Energy, Inc.	14,500	14,500	17%
		(prrivate) with interest at 8%; due
		August 2008; Signature is an oil and gas
		development and production company
Loan	Sep-07	Line of credit with EffTec International, Inc.	25,000	25,000	29%
		with interest at 8%; due August 2008;
		EffTec has developed and sells an
		Internet-based chiller tool
			39,500	39,500	46%
		Total investments at September 30, 2007	$164,500	114,500	133%
		Cash and other assets, less liabilities		(28,482)	-33%
		Net assets at September 30, 2007		$86,018	100%

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Notes to Financial Statements

1.	NATURE OF BUSINESS

a.	ORGANIZATION

Double Eagle Holdings, Ltd. (the “Company,” “we,” “us” or “Double Eagle”) filed a notification under Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) on April 5, 2007, indicating its election to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). Accordingly, commencing with the Form 10-Q for June 30, 2007, the Company began filing as a BDC.

As a BDC, the Company is required to invest at least 70% of its total assets in qualifying assets, which, generally, will be privately held companies or companies with thinly traded public securities at the time we invest in them. Qualifying assets may also include cash, cash equivalents, U.S. Government securities or high-quality debt investments maturing in one year or less from the date of investment. The Company may invest a portion of the remaining 30% of its total assets in debt and/or equity securities of companies that may be larger or more stable than target portfolio companies.

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization. On July 10, 1998, the Company's stock was officially approved for listing on the NASDAQ Small Cap market and the Company's common stock began trading on NASDAQ Small Cap under the symbol NESI. As of April 2, 2002, the securities were de-listed from the NASDAQ Small Cap market and now trade on the Over-The-Counter Bulletin Board under the symbol DEGH. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. ("Onspan"). On October 9, 2001, the Company affected a 1 for 12 reverse stock split of its issued and outstanding common stock. Prior to August 5, 2002, the Company, was a holding company, that through its wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, the Company completed the sale of its operating division InterLAN and announced a change in its strategy of business as discussed below. On April 22, 2003 the Company created a new subsidiary, Coventry 1 Inc., a Nevada corporation. The Company also had one other subsidiary, Onspan SmartHouse, Inc., a Florida corporation.

As of June 21, 2006, as further discussed in Notes 7 and 10, substantially all of the Company’s debt ($709,181) was forgiven or assumed by the Company’s former CEO and other shareholders and the Company sold its remaining subsidiary, OnSpan SmartHouse, Inc. The $709,181 in obligations was recorded as a contribution to capital of the Company.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares, par value $0.012. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares (99,020 shares at September 30, 2006). All share transactions in this Form 10-K have been adjusted to reflect the reverse split.

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares, par value $0.001. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

b.	INVESTMENT COMPANY

On April 5, 2007, the Company filed a notification on Form N54a with the U.S. Securities and Exchange Commission (the “SEC”) indicating its election to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”). In connection with this election, the Company has adopted corporate resolutions and currently operates as a closed-end management investment company as a BDC. Under this recent election, the Company has been organized to provide investors with an opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company will provide professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing. The Company has decided to be regulated as a BDC under the 1940 Act, and currently operates as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act. The Company will at all times conduct its business so as to retain its status as a BDC. The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC without the approval of the holders of a majority of its outstanding voting stock as defined under the 1940 Act.

As a BDC, the Company is required to invest at least 70% of its total assets in qualifying assets, which generally, are securities of private companies or securities of public companies whose securities are not eligible for purchase on margin (which includes many companies with thinly traded securities that are quoted in the pink sheets or the NASD Electronic Quotation Service.) The Company must also offer to provide significant managerial assistance to these portfolio companies. Qualifying assets may also include:
•	Cash;

•	Cash equivalents;
•	U.S. Government securities; or
•	High-quality debt investments maturing in one year or less from the date of investment.

An eligible portfolio company generally is a United States company that is not an investment company and that:

•	Does not have a class of securities registered on an exchange or included in the Federal Reserve Board’s over-the-counter margin list;
•	Is actively controlled by a BDC and has an affiliate of a BDC on its board of directors; or
•	Meets such other criteria as may be established by the SEC.

The Company may invest a portion of the remaining 30% of its total assets in debt and/or equity securities of companies that may be larger or more stable than our targeted portfolio companies.

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

Prior to April 5, 2007, the date the Company began operating as a BDC, the Company’s operations included those discussed above, all of which were discontinued upon finalizing the settlement in September 2006. The Company had only nominal assets and liabilities, accordingly, there is no cumulative effect recognition in the accompanying financial statements upon becoming an investment company. The Company has prepared its financial statements as if it had been a BDC since April 5, 2007 and all prior operations have been included in discontinued operations.

BDC’s, as governed under the 1940 Act may not avail themselves of any of the provisions of Regulation S-B, including any of the streamlined reporting permitted thereunder.

2.	SIGNIFICANT ACCOUNTING POLICIES

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Significant estimates include the valuation of the investments in portfolio companies and deferred tax asset valuation allowances. Actual results could differ from those estimates.

VALUATION OF INVESTMENTS (AS AN INVESTMENT COMPANY)

As an investment company under the 1940 Act, all of the Company’s investments must be carried at market value or fair value as determined by management for investments which do not have readily determinable market values. Prior to this conversion, only marketable debt and equity securities and certain derivative securities were required to be carried at market value.

Beginning April 5, 2007, portfolio assets for which market prices are available are valued at those prices. Securities that are traded in the over-the-counter market or on a stock exchange generally will be valued at the prevailing bid price on the valuation date. However, some of the Company’s current investments were acquired in privately negotiated transactions and have no readily determinable market values. These securities are carried at fair value as determined by management and outside professionals as necessary under the Company’s valuation policy. Currently, the valuation policy provides for management’s review of the management team, financial conditions, and products and services of the portfolio company. In situations that warrant such an evaluation, an independent business valuation may be obtained.

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

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

REVENUE RECOGNITION

The Company’s current sources of revenue include management fees and interest income earned from cash investments and loans, payment of which is made in cash. In the future, the Company expects to earn additional revenue for management and other technical services provided to its portfolio investment companies. Payment for these services may be in the form of unregistered shares of common stock of the portfolio company, which will be recorded based on the fair value determination of our Board of Directors.

FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS 107, “Disclosures About Fair Value of Financial Instruments,” requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amounts of the Company’s cash, accounts receivable, accounts payable and notes payable approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates.

INCOME TAXES

The Company has not elected to be a regulated investment company under Subchapter M of the Internal Revenue Code of 1986, as amended. Accordingly, the Company will be subject to U.S. federal income taxes on sales of investments for which the fair values are in excess of their tax basis.

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes.” Under the asset and liability method of SFAS 109, deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. Due to its limited operations, the Company has provided a valuation allowance for the full amount of the deferred tax assets.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method for all stock options issued. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest. The Company did not grant any options during the years ended September 30, 2007, 2006 and 2005. Accordingly, the SFAS No. 123 pro forma numbers for fiscal 2005 are not presented since they would not differ from the actual historical results.

The Company currently fully reserves all of its tax benefits. Accordingly, the adoption of SFAS 123R, which requires the benefits of tax deduction in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis, will have no current impact on the Company.

SFAS 123 as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” requires disclosure of the effect on net income and earnings per share had stock-based compensation cost been recognized based upon the fair value on the grant date of stock options for the comparable prior year period. The Company had no unvested options outstanding during the year ended September 30, 2005. Disclosures for the year ended September 30, 2007 and 2006 are not presented as there were no options granted during fiscal 2007 and 2006 and if there had been, the amounts would be recognized in the financial statements.

NET INCREASE (DECREASE) IN NET ASSETS FROM OPERATIONS PER SHARE

Basic net increase (decrease) in net assets from operations per share is computed by dividing the net income (loss) amount adjusted for cumulative dividends on preferred stock (numerator) by the weighted average number of common shares outstanding during the period (denominator). Diluted net increase (decrease) in net assets from operations per share amounts reflect the maximum dilution that would have resulted from the assumed exercise of stock options, if any, and from the assumed conversion of convertible securities, if any. Diluted net increase (decrease) in net assets from operations per share is computed by dividing the net income (loss) amount adjusted for cumulative dividends on preferred stock by the weighted average number of common and potentially dilutive securities outstanding during the period. For all periods presented there are no potentially dilutive securities so basic and diluted net increase (decrease) in net asset from operation per share is the same.

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

CONCENTRATION OF CREDIT RISK

Cash is maintained at financial institutions. The Federal Deposit Insurance Corporation (“FDIC”) insures accounts at each institution for up to $100,000. At times, cash balances may exceed the FDIC insurance limit of $100,000.

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning October 1, 2008. The Company is currently evaluating the impact of SFAS No. 159, but does not expect that it will have a material impact on its financial statements.

3.	INVESTMENTS

VALUATION OF INVESTMENTS

As required by the SEC's Accounting Series Release ("ASR") 118, the investment committee of the Company is required to assign a fair value to all investments. To comply with Section 2(a) (41) and Rule 2a-4 under the 1940 Act, it is incumbent upon the Board of Directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the Board of Directors may appoint persons to assist them in the determination of such value and to make the actual calculations pursuant to the Board of Directors’ direction. The Board of Directors must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the Company's portfolio. The Directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not Directors, the findings of such individuals must be carefully reviewed by the Directors in order to satisfy themselves that the resulting valuations are fair.

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

Utilizing the foregoing method, the Company has valued its investments as follows:

EffTec International, Inc. (Pink Sheets:EFFI) has developed an Internet-based chiller tool that collects, stores and analyzes chiller operating data; calculates and trends chiller performance; diagnoses the cause of chiller inefficiencies; recommends corrective action; measures the results of corrective actions; and provides cost benefit analysis of operational improvements.

The Board of Directors has valued the 750,000 shares of common stock at the closing price on September 30, 2007 and has valued the investment at $75,000. In addition, the Company has a secured line of credit loan due from EffTec in the amount of $50,000 with interest at 8%, which is due on August 31, 2008. The loan is convertible into borrowers common stock based on a conversion rate of $0.10 per share. The Board of Directors has valued the loan at its balance of $25,000 at September 30, 2007.

Signature Energy, Inc. (Private) is an oil and gas development and production company with operations in northeastern Oklahoma. The Company has a secured line of credit note due from Signature in the amount of $50,000 with interest at 8%, which is due on August 1, 2008. The Board of Directors has valued the loan at its balance of $14,500 at September 30, 2007.

4.	DISCONTINUED OPERATIONS

Discontinued operations include the results of operations for the Company and Onspan SmartHouse, Inc., a wholly owned subsidiary until September 2006, prior to the Company electing to become a BDC. Results of discontinued operations are as follows:

	2007	2006	2005

Revenues	$-	$-	$-

Net loss from operations	$(7,535)	$(404,668)	$(433,492)

Net loss per share, basic and diluted	$(0.0028)	$(4.0867)	$(4.3727)

5.	INCOME TAXES

During the years ended September 30, 2007, 2006 and 2005, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2007	2006	2005

Computed "expected" income tax (benefit)	$(31,900)	$(138,300)	$(147,400)
State income taxes, net of federal benefit	(3,400)	(14,800)	(15,700)
Travel and entertainment	100	-	-
Available for sale securities	-	44,900	(44,900)
Valuation allowance	35,200	108,200	208,000
	$-	$-	$-

Significant components of deferred income tax assets are as follows:

	2007	2006

Net operating loss carryforwards	$771,400	$753,200
Capital loss carryforwards	176,600	176,600
Investments	17,000	-
Total deferred tax assets	965,000	929,800
Valuation allowance	(965,000)	(929,800)
Net deferred tax assets	$-	$-

The Company has a net operating loss carryforward of approximately $2,049,000, which will expire at various dates beginning in 2022 through 2026, if not utilized. The Company has a capital loss carryforward of $469,014 of which $452,866 expires in 2008 and the balance expires in 2011.

6.	PREFERRED STOCK

At September 30, 2007, the Company had 12,500 shares authorized and 2,713 shares outstanding of its $0.001 par value Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to 4 shares of the Company's common stock as adjusted for the 1 for 12 reverse stock split.

Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions. In particular, the Board took such actions as necessary to preserve the Company's working capital in order to ensure the continued viability of the Company. The Board of Directors is unable at this time to predict if and when the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. As of September 30, 2007 the amount of accumulated unpaid dividends on the preferred stock is $187,214, of which $156,268 has not been declared.

7.	COMPOSITION OF NET ASSETS LIABILITIES - STOCKHOLDERS’ EQUITY (DEFICIT)

At September 30, 2007, the Company had 100,000,000 shares authorized and 6,375,821 shares issued and outstanding of its $0.001 par value common stock.

On October 25, 2006, the Board of Directors approved an amendment to the Certificate of Incorporation which authorized a one share for 11 share reverse split of the authorized issued and unissued common shares, par value $0.012. The amendment was effective November 6, 2006, and the authorized shares were reduced from 8,333,333 shares to 757,576 shares and the issued shares were reduced from 1,339,219 to 121,749 shares (99,020 shares at September 30, 2006). All share transactions in this Form 10-K have been adjusted to reflect the reverse split.

On November 25, 2006, pursuant to the Articles of Incorporation of the Company, the Board of Directors proposed and recommended to the shareholders of the Company that the Company change the name of the corporation to Double Eagle Holdings, Ltd. (the “Company”) and increase the authorized common shares to 100,000,000 shares, par value $0.001. The Amendments were approved by a majority of the shareholders of the Company with an effective date of January 2, 2007.

8.	RELATED PARTY TRANSACTIONS

The Company’s CEO was paid $3,000 in consulting fees in 2007.

Pursuant to the Release and Settlement Agreement discussed in Note 11, all directors, officers and employees of the Company resigned and two major shareholders, Herbert Tabin, former President and CEO, and Gary Schultheis, a former employee, (collectively “Defendants”) sold their shares to designees of the Plaintiff for $200,000. In addition, Defendants assumed all liabilities of the Company and forgave all amounts due to them; Defendants acquired the Company’s subsidiary, SmartHouse for $2,000 of the liabilities assumed; and the common stock options held by Defendants, Capra and Dermer, former CFO, were cancelled.

During the two years ended September 30, 2006, $53,500 and $65,700, respectively, in compensation was accrued for Mr. Tabin. Accrued compensation of $191,200 was forgiven by Mr. Tabin pursuant to the Release and Settlement Agreement discussed in Note 10. In addition, Mr. Tabin had loaned the Company $310,012, including accrued interest, which was also forgiven by him pursuant to the Release and Settlement Agreement.

The Company has agreed to indemnify its Officers and Directors against losses from litigation, and has provided for any expected losses resulting from various legal proceedings (see Note 11).

9.	OTHER COMPREHENSIVE INCOME (LOSS)

The following represents a reconciliation of other comprehensive income for the two years ended September 30, 2006 (none in 2007):

			Net
	Unrealized		Accumulated
	Gain (Loss)	Deferred	Other
	On Marketable	Tax	Comprehensive
	Securities	Liability	Income (Loss)

Marketable securities	$119,400	$(44,930)	$74,470
BALANCE, September 30, 2005	119,400	(44,930)	74,470

Market adjustment and sale	(123,392)	44,930	(78,462)
BALANCE before settlement	(3,992)	-	(3,992)
Release and Settlement	3,992	-	3,992
BALANCE, September 30, 2006	$-	$-	$-

10.	EMPLOYEE INCENTIVE STOCK OPTION AGREEMENTS

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

Pursuant to the Plan on September 2, 2003, the Company granted 122,000 share non-qualified stock options and 366,000 share incentive stock options to certain directors and employees. The stock options were immediately exercisable. The 122,000 share non-qualified stock option was exercised in fiscal 2004. The following is a summary of option activity for the two years ended September 30, 2007, giving effect to the one for 11 reverse stock split which was effective November 6, 2006.

			WEIGHTED
	OPTIONS		AVERAGE
	AVAILABLE	OPTIONS	EXERCISE
	FOR GRANT	OUTSTANDING	PRICE

BALANCE, September 30, 2005	343,666	34,334	$7.37

Granted	-	-	-
Exercised	-	-	-
Cancelled	34,334	(34,334)	(7.37)

BALANCE, September 30, 2006	378,000	-	$-

Granted	-	-
Exercised	-	-
Cancelled	-	-

BALANCE, September 30, 2007	378,000	-

11.	LEGAL PROCEEDINGS - SECURITIES ACTION

RICHARD T. CLARK AND JOEL C. HOLT V. HERBERT TABIN AND GARY SCHULTHEIS, United States District Court Northern District of Oklahoma, Case No. 03-CV-289K(J). On March 28, 2003, Plaintiffs Richard Clark and Joel Holt ("Plaintiffs") filed a petition in the Tulsa County District Court alleging claims against the Company and its President, CEO and Director, Herbert Tabin ("Tabin"), for, among other things, fraud, breach of fiduciary duty, and breach of contract. On May 1, 2003, the Company, along with Tabin, removed this action to the United States District Court for the Northern District of Oklahoma and filed a Motion to Dismiss all claims. On October 15, 2003, Plaintiffs withdrew their claims and filed an Amended Complaint asserting claims against Tabin, both individually and derivatively, on behalf of the Company. Plaintiffs also asserted claims against the Company. Plaintiffs sought damages in the amount of $300,000 each, as well as punitive damages. The Company retained independent counsel to conduct an investigation into the allegations by Plaintiffs made derivatively on behalf of the Company and, based on that investigation, determined that no action on behalf of the Company was warranted. Defendants also filed a Motion to Dismiss all of the allegations in the Amended Complaint. On October 19, 2004, Plaintiffs filed a Second Amended Complaint in which they dropped the Company as a defendant and dropped the derivative shareholder claims. Plaintiffs added Gary Schultheis as an individual defendant. The Second Amended Complaint alleges claims against Tabin and Schultheis individually. Defendants filed Motions to Dismiss the Second Amended Complaint which was denied by the Court. On December 2, 2005, Plaintiffs filed a Third Amended Complaint alleging claims against Tabin and Schultheis individually for breach of contract, breach of fiduciary duty, civil conspiracy, and violations of Oklahoma securities laws. Plaintiffs sought damages in the amount of $300,000 each, plus the amount of lost opportunity to gain on their investments, less the value of their investments at the time of trial, along with interest costs, attorneys' fees and punitive damages. Plaintiffs also sought rescission of their investments in Onspan. The Company had agreed to indemnify the directors against losses from litigation and provided for any expected losses resulting from the various legal proceedings.

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

(e)	Any and all options owned by the defendants, Capra or Dermer will be cancelled.

12.	SUBSEQUENT EVENT

On December 6, 2007, the Company issued 6,400,000 shares of its common stock to acquire 60% of Ultimate Social Network, Inc. (“USN”). USN presently owns “The Ultimate College Mode” contest website which has been operating since March 2007. The Ultimate College Model contest allows men and women that are enrolled in any college or university to post their pictures and enter into the weekly modeling contest. People that join as members of the website participate by rating the contestants and voting for their favorites. The website also allows for online chatting between members and contestants.

13.	GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company incurred a loss from operations of $36,201 and recognized an unrealized loss on an investment of $50,000 during the year ended September 30, 2007. At September 30, 2007, liabilities, including preferred stock at liquidation value, exceeded net assets by $185,282. Since September 30, 2007 and as of December 13, 2007, the Company had raised $357,000 in cash and issued its common stock to acquire an investment valued at $320,000. Collectively, this provides sufficient cash to fund operations for the next twelve months (estimated at $80,000 to $100,000) and also provides cash for additional investments.

The Company can raise up to $5,000,000 pursuant to its Form 1-E each year and could raise an additional $4.4 million before the May 2008 expiration of the current Form 1-E. The Company has demonstrated an ability to raise funds as needed to fund operations and investments to complete its business plan. However, there can be no assurance that the planned sale of common stock will provide sufficient funding to develop the Company’s current business plan.

These conditions raise some doubt about the Company’s ability to continue as a going concern. However, the funds raised to date substantially eliminate the likelihood that the Company will not continue as a going concern.

Double Eagle Holdings, Ltd.
Financial Highlights
For the Years Ended September 30, 2007, 2006 and 2005

	2007	2006	2005

PER SHARE INFORMATION
Net asset value, beginning of year	$(3.1231)	$(5.7173)	$(2.0914)
Net decrease from operations (a)	(0.0160)	(4.0867)	(3.6215)
Liabilities forgiven by former officer and
shareholders	-	7.4331	-
Net change in realized gain (loss) and unrealized
appreciation (depreciation) of investments, net	(0.0182)	-	-
Net increase from stock transactions	3.1282	(0.7522)	(0.0044)
Net asset value, end of year	$(0.0291)	$(3.1231)	$(5.7173)

Per share market value:
Beginning of period	$4.44	$1.78	$5.00
End of period	$0.12	$4.44	$1.78

Investment return, based on market prices
at end of period	-97%	149%	-64%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	(185,282)	(309,246)	(566,129)
Average net assets	(206,030)	(677,729)	(224,664)
Annualized ratio of expenses to average net assets	-18%	(b )	(b )
Annualized ratio of net decrease in net assets
from operations to average net assets	45%	(b )	(b )

Common stock outstanding at end of year	6,375,821	99,020	99,020
Weighted average shares outstanding during year	2,739,989	99,020	99,137

(a) Includes discontinued operations
(b) Discontinued operations only

See accompanying notes to financial statements.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

The Company's board of directors and management, including the Chief Executive Officer ("CEO"), who also serves as the Company’s principal accounting officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Rule 13(a)-15(e) and 15(d)-15(e) of the Exchange Act. Based upon that evaluation, the Company's board of directors and management, including the CEO, concluded that, as of September 30, 2007, the Company's disclosure controls and procedures were effective in alerting management on a timely basis to material Company information that would be required to be included in our periodic filings with the SEC.

Based on his most recent evaluation as of the Evaluation Date, September 30, 2007, the CEO has also concluded that the other controls and procedures, that are designed to ensure that information required to be disclosed in our periodic filings with the SEC, are adequate.

Changes in Internal Control

There were no significant changes made in the Company's internal controls over financial reporting, during the year ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, these internal controls. Thus, no corrective actions, with regard to significant deficiencies or material weaknesses, were necessary.

ITEM 9B:	OTHER INFORMATION

Not applicable.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees as of December 31, 2006; together with the year such positions were assumed. There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position. Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected. The Company currently has four Directors. The Board of Directors does not expect to appoint additional Directors until a potential acquisition is identified.

NAME	AGE	POSITION

M.E. “Hank” Durschlag	44	President, CEO and Director since March 30, 2007

Ross E. Silvey	78	Independent Director since March 30, 2007

Erik S. Phillips	37	Independent Director since December 2007

M.E. “Hank” Durschlag

Mr. Durschlag became a Director and Chief Executive Officer of the Company on March 30, 2007. Mr. Durschlag was appointed a Director of HealthSport, Inc. on September 11, 2006. Mr. Durschlag is the co-developer of the Enlyten electrolyte sports strips and co-authored the patent, “Edible Film for Transmucosal Delivery of Nutritional Supplements”. Mr. Durschlag has extensive experience in the fields of healthcare and sports medicine, with specific emphasis on novel drug delivery systems. In addition, Mr. Durschlag is a partner in Greenville, South Carolina based GlucoTec, Inc., a developer and manufacturer of an FDA Class II Medical Device designed to regulate blood glucose levels in an acute care setting via both intravenous and subcutaneous delivery of insulin and other fluids. Mr. Durschlag has also co-authored patents in this area. Previously, Mr. Durschlag served as Vice President of Sales and Marketing for Diabetes Management Services, Inc., a durable medical equipment distributor with specific treatment modules in women’s health and pregnancy. Mr. Durschlag holds a bachelors degree from California University of Pennsylvania and an MBA from Clemson University.

Ross E. Silvey

Dr. Silvey was elected as an outside Director of the Company on March 30, 2007. Dr. Silvey has owned and operated franchised automobile businesses, finance companies and insurance companies for over thirty years. Dr. Silvey has taught as an adjunct or full-time professor most of the courses in the upper division and MBA programs at the University of Tulsa, Oral Roberts University, Langston University and Southern Nazarene University. His formal education is an MBA from the Harvard Business School. He has also been awarded the Ph.D. degree from the Walden Institute of Advance Studies. Dr. Silvey will serve as Chairman of the Audit Committee. Dr. Silvey is also a director of Global Beverage Solutions, Inc.

Erik S. Phillips
Erik Phillips has spent over 15 years in the fields corporate logistics and distribution management. Mr. Phillips is currenlty employed by Clarion Technologies as Manager of logistical operations. During his career he has managed distribution operations well in excess of one hundred million dollars for companies such as RoadWay Express, Intex Corporation, Jacobson Companies, and Confluence Watersports. Mr. Phillips also consults with companies with regard to computerized inventory control and distribution, and distribution personnel staffing and management. Erik Phillips is a graduate of Clemson University, Clemson, South Carolina, where he received a Bachelors of Science Degree in Business and Operations Management Mr Phillips was a member of the Clemson Universty Football Team (1988-92) , and is a member of the Clemson University Letterman's Club.

AUDIT COMMITTEE

The Board of Directors has determined that Ross E. Silvey meets the requirements of a financial expert and serves as Chairman of the Audit Committee. Dr. Silvey is independent as specified in Item 7 (d)(3)(iv) of Schedule 14A under the Exchange Act.

We have a separately designated standing audit committee established in accordance with Section 3 (a)(58)(A) of the Exchange Act, which is currently made up of Dr. Silvey.

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors and report the result of their activities to the Board. Such responsibilities shall include, but shall not be limited to, the selection and, if necessary, the replacement of our independent auditors and review and discussion with such independent auditors of (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-K.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC. Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years. To the best of our knowledge, based solely on a review of reports furnished to us, Mr. Durschlag and Dr. Silvey were late filing Form 5 to report their Form 3 and Form 4 requirements.

CODE OF ETHICS

The Board of Directors of the Company initially adopted a Code of Ethics which was effective November 1, 2003, which is being updated to include the requirements of a BDC.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively, "Access Person") of the Company from acquiring any interest in any security which we (i) are considering a purchase or sale thereof, (ii) are being purchased or sold by us, or (iii) are being sold short by us. The Access Person is required to advise us in writing of his or her acquisition or sale of any such security.

INVESTMENT COMMITTEE

The Board of Directors of the Company adopted an Investment Committee Charter which was effective April 5, 2007.

The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing our contemplated investments and portfolio companies and investments on behalf of the Board and shall report the results of their activities to the Board. Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of our investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies.

NOMINATING COMMITTEE

We do not currently have a standing nominating committee, or a committee performing similar functions. The full Board of Directors currently serves this function.

ITEM 11:	EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors deliberates executive compensation matters to the extent they are not delegated to the Chief Executive Officer.

(a)	Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended September 30, 2007.

ANNUAL COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Total

M.E. “Hank” Durschlag	2007	$3,000	None	None
Chairman of the Board,	2006	N/A	N/A	N/A
President, CEO and CFO	2005	N/A	N/A	N/A
Since March 30, 2007

Michael D. Pruitt	2007	None	None	None
Chairman of the Board,	2006	None	None	None
President, CEO and CFO	2005	N/A	N/A	N/A
Since September 22, 2006
Until March 30, 2007

Herbert Tabin	2007	N/A	N/A	N/A
Chairman of the Board	2006	None	None	None
And CEO from July 25,	2005	None	None	None
2000 until September 22, 2006

Marissa Dermer	2007	N/A	N/A	N/A
CFO from September	2006	None	None	None
2000 until September 21, 2006	2005	None	None	None

There is no immediate family relationship between or among the current Director and Executive Officer. Previously, Ms. Dermer who was CFO is the sister-in-law of Mr. Tabin who was CEO. Compensation accrued for Mr. Tabin and Ms. Dermer was not paid and was forgiven as a part of the Release and Settlement Agreement discussed in Item 3.

Required columns for stock awards, option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

EMPLOYMENT AGREEMENTS

The Company does not have any current employment agreements with its officers and directors. The company intends to pay its Executives and Directors salaries, wages, or fees commensurate with experience and industry standards in relationship to the success of the company.

(b)	Grants of plan-based awards table

There were no grants of plan-based awards during the year for the named individuals.

(c)	Outstanding equity awards at fiscal year-end table

There were no outstanding equity awards at fiscal year-end for the named individuals.

(d)	Option exercises and stock vested table

There were no option exercises during the year and no stock vested at fiscal year-end for the named individuals.

(e)	Pension benefits

There are no pension plans.

(f)	Nonqualified defined contribution and other nonqualified deferred compensation plans

There are no nonqualified defined contribution or other nonqualified deferred compensation plans.

(g)	Potential payments upon termination or changes-in-control

There are no potential payments upon termination or changes-in-control for the named individuals.

(h)	Compensation of directors

Directors Fee
Earned or Paid
Name	In Cash ($)

M.E. “Hank” Durschlag	$-

Ross E. Silvey	-

Erik S. Phillips	-

Director compensation did not commence until after September 30, 2007. Dr. Silvey will receive $1,000 per month as a Director and Chairman of the Audit Committee.

The columns for stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted as there was no other form of compensation for the directors.

(i)	Compensation committee interlocks and insider participation

The outside Directors serve on the compensation committee.

(j)	Compensation committee report

Based on the Compensation Discussion and Analysis required by Item 402(b) between the compensation committee and management, the compensation committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the 10-K.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table indicates all persons who, as of December 13, 2007, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of December 13, 2007, there were 20,035,821 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner *	Beneficial Owner	% of Class

Common	Adam Adler	4,000,000	19.96%

Common	Mike Fine	1,200,000	5.99%

* The address for each beneficial owner is in care of Double Eagle Holdings, Ltd., 7633 E 63rd Place, Suite 220, Tulsa, OK 74133.

SECURITY OWNERSHIP OF MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of December 13, 2007, the most recent practicable date. As of December 13, 2007, there were 20,035,821 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name. The address of all officers and directors is in care of the Company at 7633 E 63rd Place, Suite 220, Tulsa, OK 74133.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	M.E. “Hank” Durschlag	1,000,000	4.99%

Common	Ross E. Silvey	-	*

Common	Erik S. Phillips	-	*

Common	All officers and directors as a Group (3 persons)	1,000,000	4.99%

*Less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

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

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s CEO was paid $3,000 in 2007.

Pursuant to the Release and Settlement Agreement discussed in Note 10, all directors, officers and employees of the Company resigned and two major shareholders, Herbert Tabin, former President and CEO, and Gary Schultheis, a former employee, (collectively “Defendants”) sold their shares to designees of the Plaintiff for $200,000. In addition, Defendants assumed all liabilities of the Company and forgave all amounts due to them; Defendants acquired the Company’s subsidiary, SmartHouse for $2,000 of the liabilities assumed; and the common stock options held by Defendants, Capra and Dermer, former CFO, were cancelled.

During the two years ended September 30, 2006, $53,500 and $65,700, respectively, in compensation was accrued for Mr. Tabin. Accrued compensation of $191,200 was forgiven by Mr. Tabin pursuant to the Release and Settlement Agreement discussed in Note 10. In addition, Mr. Tabin had loaned the Company $310,012, including accrued interest, which was also forgiven by him pursuant to the Release and Settlement Agreement.

The Company has agreed to indemnify its Officers and Directors against losses from litigation, and has provided for any expected losses resulting from various legal proceedings (see Note 10).

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

The aggregate audit fees billed by Moore & Associates, Chartered for professional services rendered for the audit of our annual financial statements included in our Annual Report on Form 10-KSB for the fiscal years ended September 30, 2007 and 2006 was $5,250 and $5,500, respectively.

AUDIT RELATED FEES: None.

TAX FEES: Not applicable.

OTHER FEES: None.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements - The following financial statements of Double Eagle Holdings, Ltd. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Statements of Net Assets (Liabilities) at September 30, 2007 and 2006
•	Statements of Operations - For the years ended September 30, 2007, 2006 and 2005
•	Statements of Cash Flows - For the years ended September 30, 2007, 2006 and 2005
•	Statements of Changes in Net Assets (Liabilities) - For the years ended September 30, 2007, 2006 and 2005
•	Schedule of Investments - At September 30, 2007
•	Notes to the Financial Statements
•	Financial Highlights - For the years ended September 30, 2007, 2006 and 2005

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits - The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description
31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 20, 2007.

DOUBLE EAGLE HOLDINGS, LTD.

By:	/s/ M.E. “Hank” Durschlag
M.E. “Hank” Durschlag, Chairman,
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

December 28, 2007	Chairman, Chief Executive Officer	/s/ M.E. “Hank” Durschlag
	and Chief Financial Officer	M.E. “Hank” Durschlag

December 28, 2007	Director	/s/ Ross E. Silvey
Ross E. Silvey

December 28, 2007	Director	/s/ Erik S. Phillips
Erik S. Phillips