Form 10-Q
period 2007-12-31
Double Eagle Holdings, Ltd.
filed 2008-02-01
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: December 31, 2007

Commission File Number: 814-00742

DOUBLE EAGLE HOLDINGS, LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0460247
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7633 E 63RD PLACE, SUITE 220, TULSA, OK 74133
(Address of principal executive office)

(918) 461-1667
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

The number of shares outstanding of registrant's common stock, par value $.001 per share, as of December 31, 2007 was 20,085,821.

DOUBLE EAGLE HOLDINGS, LTD.

INDEX

		Page
		No.

Part I	Financial Information

Item 1:	Condensed Financial Statements

	Statements of Net Assets (Liabilities) as of December 31, 2007 and September 30, 2007	3
	Statements of Operations – For the Three Months Ended December 31, 2007 and 2006	4
	Statements of Cash Flows – For the Three Months Ended December 31, 2007 and 2006	5
	Statements of Changes in Net Assets – For the Three Months Ended December 31, 2007 and 2006	6
	Financial Highlights - For the Three Months Ended December 31, 2007 and 2006	7
	Schedule of Investments as of December 31, 2007 and September 30, 2007	8-9
	Notes to Financial Statements	10-19
Item 2:	Managements Discussion and Analysis of Financial Condition and Results of Operations	20-27
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	28
Item 4:	Controls and Procedures	28

Part II	Other Information	29

Item 1:	Legal Proceedings	29
Item 1A:	Risk Factors	29
Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3:	Defaults Upon Senior Securities	29
Item 4:	Submission of Matters to a Vote of Security Holders	29
Item 5:	Other Information	29
Item 6:	Exhibits	29
Signatures		30
Exhibits

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statement of Net Assets (Liabilities)
December 31, 2007 and September 30, 2007

	December 31,	September 30,
	2007	2007
	(Unaudited)
ASSETS
Investments in portfolio companies:
Unaffiliated issuers (cost $292,673 at December 31, 2007 and $164,500 at September 30, 2007)	$199,548	$114,500
Affiliated issuers (cost $334,304 at December 31, 2007 and $0 at September 30, 2007)	334,304	-
Total investments	533,852	114,500
Cash and cash equivalents	194,935	8,351
Accounts receivable - portfolio companies	1,931	318
TOTAL ASSETS	730,718	123,169
LIABILITIES
Accounts payable	37,670	-
Accrued expenses	166	7,000
TOTAL CURRENT LIABILITIES	37,836	7,000
Dividends payable	30,946	30,946
Preferred stock, $.001 par value; 12,500 shares authorized; 2,713 shares issued and outstanding; $271,300 liquidation preference	271,300	271,300
TOTAL LIABILITIES AND PREFERRED STOCK	340,082	309,246
NET ASSETS (LIABILITIES)	$390,636	$(186,077)

Commitments and contingencies

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value; authorized 100,000,000 shares; 20,085,821 shares and 6,375,821 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively	$20,086	$6,376
Additional paid-in capital	9,274,753	8,602,963
Stock subscription receivable	(11,000)	(5,000)
Accumulated deficit:
Accumulated net operating loss	(8,800,078)	(8,739,621)
Net realized gain (loss) on investments	-	-
Net unrealized appreciation (depreciation) of investments	(93,125)	(50,000)
NET ASSETS (LIABILITIES)	$390,636	$(185,282)

NET ASSET (LIABILITY) VALUE PER SHARE	$0.0194	$(0.0291)

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Operations
Three Months Ended December 31, 2007 and 2006
(Unaudited)

		Prior to
		becoming an
		Investment
		Company
	2007	2006
Income from operations:
Interest income from unaffiliated portfolio companies	$1,513	$-
Interest income from affiliated portfolio companies	100	-
	1,613	-

Expenses:
Officer and employee compensation and benefits	1,500	-
Professional fees	55,140	5,500
Shareholder services and communications	2,457	2,035
Director fees	1,000	-
Other general and administrative expense	1,973	-
	62,070	7,535
Loss before income taxes and realized and unrealized losses	(60,457)	(7,535)
Income taxes	-	-
Net loss from operations	(60,457)	(7,535)

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income taxes of $0	-	-
Change in unrealized appreciation (depreciation) of portfolio investments, net of deferred income taxes of $0	(43,125)	-
Net realized and unrealized gains (losses)	(43,125)	-
Net increase (decrease) in net assets from operations	$(103,582)	$(7,535)

Net increase (decrease) in net assets from operations per share, basic and diluted	$(0.0087)	(0.0645)

Weighted average shares outstanding	11,876,691	116,808

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Cash Flows
Three Months Ended December 31, 2007 and 2006
(Unaudited)

		Prior to
		becoming an
		Investment
		Company
	2007	2006
Cash flows from operating activities:
Net increase (decrease) in net assets from operations	$(103,582)	$(7,535)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in unrealized (appreciation) depreciation of portfolio investments	43,125	-
Changes in operating assets and liabilities:	-	-
Accrued interest receivable from portfolio companies	(1,613)	-
Accounts payable	31,632	(1,109)
Net cash used in operating activities	(30,438)	(8,644)
Cash flows from investing activities:
Investments in portfolio companies	(142,477)	-

Net cash used in investing activities	(142,477)	-
Cash flows from financing activities:
Common stock issued for cash	359,500	10,000

Net cash used in investing activities	359,500	10,000
Net increase (decrease) in cash and cash equivalents	186,585	1,356
Cash and cash equivalents, beginning of period	8,350	-
Cash and cash equivalents, end of period	$194,935	$1,356

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

Common stock issued to acquire investment	320,000
Common stock issued for stock subscription receivable	6,000

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Changes in Net Assets
Three Months Ended December 31, 2007 and 2006
(Unaudited)

		Prior to
		becoming an
		Investment
		Company
	2007	2006
Changes in net assets from operations:
Net loss from operations	$(60,457)	$(7,535)
Net realized gain (loss) on sale of investments, net	-	-
Change in net unrealized appreciation (depreciation) of investments, net	(43,125)	-
Net increase (decrease) in net assets from operations	(103,582)	(7,535)

Capital stock transactions:
Common stock sold for cash	359,500	10,000
Common stock issued for investment	320,000	-
Net increase in net assets from stock transactions	679,500	10,000
Net increase in net assets	575,918	2,465
Net assets (liabilities), beginning of period	(185,282)	(309,246)
Net assets (liabilities), end of period	$390,636	$(306,781)

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Financial Highlights
Three Months Ended December 31, 2007 and 2006
(Unaudited)

		Prior to
		becoming a
		Investment
		Company
	2007	2006

PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$(0.0291)	$(3.1231)
Net decrease from operations	(0.0051)	(0.0645)
Net change in realized gains (losses) and unrealized appreciation
(depreciation) of investments, net	(0.0036)	-
Net increase (decrease) from stock transactions	0.0572	0.6678
Net asset value, end of period	$0.0194	$(2.5198)

Per share market value:
Beginning of period	$0.12	$4.44
End of period	0.23	3.00
Investment return, based on change in market price during the period (1)	91.7%	-32.4%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of period	$390,636	$(306,781)
Average net assets	56,376	(305,592)
Annualized ratio of expenses to average net assets	440.0%	-10.0%
Annualized ratio of net increase (decrease) in net assets from
operations to average net assets	-735.0%	-10.0%
Shares outstanding at end of period	20,085,821	121,749
Weighted average shares outstanding during period	11,876,691	116,808

(1) Periods of less than one year are not annualized

See accompanying notes to condensed financial statements.

Double Eagle Holdings, Ltd.
Schedules of Investments
As of September 30, 2007

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

UNAFFILIATED PORTFOLIO INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
750,000	Mar-07	EffTec International, Inc. (Pink Sheets:EFFI);	$125,000	$31,875	8%
	Jun-07	EffTec has developed an Internet-based chiller tool which it is installing and selling to its customer base
			125,000	31,875	8%
LOAN INVESTMENTS
Loan	Sep-07	Line of credit with Signature Energy, Inc. (private)	38,750	38,750	10%
	Dec-07	with interest at 8%; due August 2008; Signature is an oil and gas development and production company
Loan	Sep-07	Line of credit with EffTec International, Inc. with	25,000	25,000	6%
	Dec-07	interest at 8%; due August 2008; EffTec has developed and sells an Internet-based chiller tool
Loan	Dec-07	Line of credit with ZATSO, LLC (private) with interest at 6%; due September 30, 2008; Zatso is an Internet based game developer	103,923	103,923	27%
			167,673	167,673	43%
		Total unaffiliated portfolio investments	292,673	199,548	51%

AFFILIATED PORTFOLIO INVESTMENTS
	Dec-07
Ultimate Social Network, Inc. (private); Ultimate owns The Ultimate College Model contest website. The contest allows men and women enrolled in college to post their pictures and enter a weekly modeling contest. Members participate by rating contestants.

60,000 [60%]		Stock investment	320,000	320,000	82%
		6% line-of-credit due September 30, 2008	14,304	14,304	4%
		Total affiliated portfolio investments	334,304	334,304	86%

		Total investments at December 31, 2007	$626,977	533,852	137%
		Cash and other assets, less liabilities		(143,216)	-37%
		Net assets at December 31, 2007		$390,636	100%

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Schedules of Investments
As of September 30, 2007

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

NON-INCOME PRODUCING INVESTMENTS
750,000	Mar-07	EffTec International, Inc. (Pink Sheets:EFFI);	$125,000	$75,000	-40%
	Jun-07	EffTec has developed an Internet-based chiller tool which it is installing and selling to its customer base
			125,000	75,000	-40%
LOAN INVESTMENTS
Loan	Sep-07	Line of credit with Signature Energy, Inc. (prrivate) with interest at 8%; due August 2008; Signature is an oil and gas development and production company	14,500	14,500	-8%
Loan	Sep-07	Line of credit with EffTec International, Inc. with interest at 8%; due August 2008; EffTec has developed and sells an Internet-based chiller tool	25,000	25,000	-13%
			39,500	39,500	-21%
		Total investments at September 30, 2007	$164,500	114,500	-61%
		Cash and other assets, less liabilities		(299,782)	161%
		Net assets at September 30, 2007		$(185,282)	100%

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

BASIS OF PRESENTATION
The financial statements at December 31, 2007 and 2006 include the accounts of the Company.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Although the nature of the Company’s operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the three months ended December 31, 2007 and 2006 and its operating results, cash flows and changes in net assets for the three months ended December 31, 2007 and 2006 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2007, which is included in the Company's Form 10-KSB for the year ended September 30, 2007. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete fiscal year.

The operating results for the quarter ended December 31, 2007, reflects the Company’s results as an investment/business development company under the Investment Company Act of 1940, as amended, whereas the quarterly results for the three month period ended December 31, 2006 reflect the Company’s results prior to operating as an investment/business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements for these two periods are different, and therefore, the results of operations are not directly comparable. The primary differences in accounting principles relates to the carrying value of investments.

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

CONVERSION TO AN INVESTMENT COMPANY
The Company began operating as a BDC on April 5, 2007. Accordingly, the 2006 period included herein was not originally reported as a BDC and has been reclassified to conform to the BDC presentation. The period subsequent to April 5, 2007 reflects the Company’s results as an investment company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements beginning April 5, 2007, are different than those of prior periods and, therefore, the financial position and results of operations of these periods are not directly comparable. The primary differences in accounting principles relate to the carrying value of investments.

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method for all stock options issued. SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest. The Company did not grant any options during the three months ended December 31, 2007 and 2006.

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

FISCAL YEAR
Fiscal 2008 refers to periods in the year ending September 30, 2008. Fiscal 2007 refers to periods in the year ended September 30, 2007.

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

Utilizing the foregoing method, the Company has valued its investments as follows:

UNAFFILIATED PORTFOLIO INVESTMENTS

EffTec International, Inc. (EFFI), formerly American Resource Management, Inc. has developed Internet-based software for chillers which monitors chiller operating data, calculates performance, diagnoses the cause of chiller inefficiencies, notifies plant contacts when problems occur and recommends corrective action when necessary. The Company currently owns 750,000 shares with a cost of $125,000. Based on the closing price on December 31, 2007, the Board of Directors has valued the investment at $31,875.

The Company has an 8% line-of-credit with EffTec International, Inc. with a balance of $25,000 at December 31, 2007. The Board of Directors has valued this investment at $25,000.

The Company has an 8% line-of-credit with Signature Energy, Inc. with a balance of $38,750 at December 31, 2007. Signature is an oil and gas development and production company. The Board of Directors has valued this investment at $38,750 at December 31, 2007.

The Company has a 6% line-of-credit with ZATSO, LLC with a balance of $103,923 at December 31, 2007. ZATSO is an Internet based game developer. The Board of Directors has valued this investment at $103,923 at December 31, 2007.

AFFILIATED PORTFOLIO INVESTMENTS

The Company acquired 60,000 shares (60%) of Ultimate Social Network, Inc. (“USN”) in December 2007 in exchange for 6,400,000 shares of its common stock. The investment was valued at the price at which the Company was selling its shares pursuant to its 1-E of $0.05 per share. In addition the Company has a 6% line-of-credit with USA with a balance of $14,304 at December 31, 2007. USN presently owns “The Ultimate College Model” contest website which has been operating since March 2007. The Ultimate College Model contest allows men and women that are enrolled in any college or university to post their pictures and enter into the weekly modeling contest. People that join as members of the website participate by rating the contestants and voting for their favorites. The website also allows for online chatting between members and contestants. The Board of Directors valued both of these recent investments at their cost of $320,000 and $14,304, respectively, at December 31, 2007.

NOTE 4: STOCKHOLDERS’ EQUITY

PREFERRED STOCK
At December 31, 2007, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A has a stated liquidation preference value of $100 per share redeemable at the Company's option, has no voting rights, and each preferred share is convertible to one share of the Company's common stock as adjusted for the 1 for 12 reverse stock split and a 1 for 11 reverse stock split effective November 6, 2006. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions and to preserve the Company's working capital in order to help maintain the continued viability of the Company. The Board of Directors is unable at this time to predict if and when the Company will resume the payment of cash dividends on its Series A 12% Cumulative Convertible Preferred Stock. As of December 31, 2007 the amount of accumulated unpaid dividends on the preferred stock is approximately $193,726 of which $162,780 has not been declared.

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

On May 3, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of its common stock and raise up to $5,000,000 at prices ranging from $.05 to $1.25 per share. During May 2007, the Company sold 3,474,000 shares of its common stock pursuant to the offering for $173,700 in cash. On June 15, 2007, the Company received a comment letter from the SEC relating to its Form 1-E filing and immediately ceased selling stock pursuant to the 1-E. In its letter, the SEC asked for additional disclosure and clarification of certain issues and the Company complied with the SEC’s request and has issued stock for $9,000 in cash during the balance of fiscal 2007 and has issued stock for $259,500 in cash in the first quarter of fiscal 2008.

NOTE 5: RELATED PARTY TRANSACTIONS

The Company paid its Chief Executive Officer $1,500 during the three months ended December 31, 2007.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include: 1. General economic factors including, but not limited to, changes in interest rates and trends in disposable income; 2. Information and technological advances; 3. Competition; and 4. Success of marketing, advertising and promotional campaigns.

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

On May 3, 2007, we filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of our common stock and raise up to $5,000,000 at prices ranging from $.05 to $1.25 per share. As of December 31, 2007, we had sold 11,064,000 shares of our common stock pursuant to the offering for $542,200 ($359,500 during the quarter ended December 31, 2007) in cash and stock subscriptions receivable in the amount of $11,000 ($5,000 at September 30, 2007). On June 15, 2007, we received a comment letter from the SEC relating to our Form 1-E filing and immediately ceased selling stock pursuant to the 1-E. In its letter, the SEC asked for additional disclosure and clarification of certain issues and after we complied with the SEC’s request, we subsequently commenced sales of additional stock pursuant to the 1-E.

We have acquired a number of investments (Note 3) and plan to continue to raise funds and make additional investments.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2007, working capital, including investments, increased to $692,882 from $116,169 at September 30, 2007. The primary reasons for the increases are the sale of common stock for $359,500 during the period, the exchange of our common stock to acquire a portfolio company investment valued at $320,000 and the net decrease in net assets from operations of $103,582. Net earnings include an unrealized loss on our portfolio investments in the amount of $43,125. We plan to continue making investments during 2008 and expect to raise funds as needed from sales of our common stock pursuant to our 1-E.

RESULTS OF OPERATIONS

Comparison of three months ended December 31, 2007 and 2006 -

Revenues – We accrued interest income from our loan investments in the amount of $1,613 during the three months ended December 31, 2007. We had no revenues in the prior year period.

Costs and expenses increased from $7,535 in the 2006 period to $62,070 in the 2007 period. The 2007 costs include the legal costs associated with the investments made during the quarter of $36,740; audit and accounting costs of $11,400; and consulting fees of $8,500. The 2006 period was before we began to operate as a BDC.

An unrealized loss of $43,125 was recognized in the 2007 period. There were no unrealized gains or losses during the 2006 period.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $730,718 and from this, are subtracted liabilities and debts of $68,782. There are 2,713 shares of preferred stock outstanding so the rights of preferred stockholders of $271,300 are also subtracted. The NAV is therefore $390,636. The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (20,085,821). The NAV/S is $0.0194.

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

In our review of the management team, we look at the following:

•	Interviews with management and significant shareholders, including any financial or strategic sponsor;
•	Review of financing history;
•	Review of management's track record with respect to:
o	product development and marketing,

o	mergers and acquisitions,
o	alliances,
o	collaborations,
o	research and development outsourcing and other strategic activities;
•	Assessment of competition; and
•	Review of exit strategies.

In our review of the financial conditions, we look at the following:

•	Evaluation of future financing needs and plans;
•	Detailed analysis of financial performance;
•	Development of pro forma financial projections; and
•	Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

In our review of the products and services of the portfolio company, we look at the following:

•	Evaluation of intellectual property position;
•	Review of existing customer or similar agreements and arrangements;
•	Analysis of core technology;
•	Assessment of collaborations;
•	Review of sales and marketing procedures; and
•	Assessment of market and growth potential.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision of and with the participation of management, including the principal executive officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2007, and, based on its evaluation, our principal executive officer and principal financial officer have concluded that these controls and procedures are effective.

(b) Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None.

ITEM 1A: RISK FACTORS

Not applicable.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2007, we issued 7,310,000 shares of our common stock in exchange for $359,500 in cash and a stock subscription receivable of $6,000. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

DOUBLE EAGLE HOLDINGS, LTD.

January 30, 2008	By:	/s/M.E. Durschlag
M.E. Durschlag, President,
Chief Executive Officer and
Chief Financial Officer