Form 10-Q
period 2008-03-31
Double Eagle Holdings, Ltd.
filed 2008-05-15
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: March 31, 2008

Commission File Number: 814-00742

DOUBLE EAGLE HOLDINGS, LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0460247
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7633 E 63RD PLACE, SUITE 220, TULSA, OK 74133
(Address of principal executive office)

(918) 461-1667
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒.

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of March 31, 2008 was 49,005,820.

DOUBLE EAGLE HOLDINGS, LTD.

INDEX

			Page No.

Part I		Financial Information

	Item 1:	Condensed Financial Statements

		Statements of Net Assets (Liabilities) as of March 31, 2008 and September 30, 2007	3
		Statements of Operations - For the Three Months Ended March 31, 2008 and 2007	4
		Statements of Operations - For the Six Months Ended March 31, 2008 and 2007	5
		Statements of Cash Flows - For the Six Months Ended March 31, 2008 and 2007	6
		Statements of Changes in Net Assets - For the Six Months Ended March 31, 2008 and 2007	7
		Financial Highlights - For the Six Months Ended March 31, 2008 and 2007	8
		Schedule of Investments as of March 31, 2008 and September 30, 2007	9
		Notes to Financial Statements	11
	Item 2:	Managements Discussion and Analysis of Financial Condition and Results of Operations	19
	Item 3:	Quantitative and Qualitative Disclosure about Market Risk	28
	Item 4:	Controls and Procedures	28
			29
Part II		Other Information

	Item 1:	Legal Proceedings
	Item 1A:	Risk Factors
	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3:	Defaults Upon Senior Securities
	Item 4:	Submission of Matters to a Vote of Security Holders
	Item 5:	Other Information
	Item 6:	Exhibits
	Signatures
	Exhibits

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statement of Net Assets (Liabilities)
March 31, 2008 and September 30, 2007

	March 31,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Investments in portfolio companies:
Unaffiliated issuers (cost $428,673 at March 31, 2008 and $164,500 at
September 30, 2007)	$318,673	$114,500
Affiliated issuers (cost $406,304 at March 31, 2008 and $0 at
September 30, 2007)	406,304	-
Total investments	724,977	114,500
Cash and cash equivalents	44,181	8,351
Accounts receivable - portfolio companies	6,487	318
TOTAL ASSETS	775,645	123,169
LIABILITIES
Accounts payable	10,756	6,039
Accrued expenses	166	166
TOTAL CURRENT LIABILITIES	10,922	6,205
Dividends payable	-	30,946
Preferred stock, $.001 par value; 12,500 shares authorized; 2,713 shares issued
and outstanding; $271,300 liquidation preference	-	271,300
TOTAL LIABILITIES AND PREFERRED STOCK	10,922	308,451
NET ASSETS (LIABILITIES)	$764,723	$(185,282)

Commitments and contingencies

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value; authorized 100,000,000 shares; 49,005,820 shares and 6,375,821 shares issued and outstanding at March 31, 2008
and September 30, 2007, respectively	$49,006	$6,376
Additional paid-in capital	9,859,109	8,602,963
Stock subscription receivable	-	(5,000)
Accumulated deficit:
Accumulated net operating loss	(9,033,392)	(8,739,621)
Net realized gain (loss) on investments	-	-
Net unrealized appreciation (depreciation) of investments	(110,000)	(50,000)
NET ASSETS (LIABILITIES)	$764,723	$(185,282)

NET ASSET (LIABILITY) VALUE PER SHARE	$0.0156	$(0.0291)

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Operations
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Income from operations:
Interest income from unaffiliated portfolio companies	$3,787	$-
Interest income from affiliated portfolio companies	769	-
	4,556	-

Expenses:
Officer and employee compensation and benefits	13,500	-
Professional fees	46,225	-
Shareholder services and communications	5,172	958
Director fees	3,000	-
Website costs	5,769
Other general and administrative expense	1,424	-
	75,090	958
Loss before income taxes and realized and unrealized losses	(70,534)	(958)
Income taxes	-	-
Loss from operations	(70,534)	(958)
Preferred dividends	162,780	-
Loss from operations available to common shareholders	(233,314)	(958)

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income taxes of $0	-	-
Change in unrealized appreciation (depreciation) of portfolio
investments, net of deferred income taxes of $0	(16,875)	12,500
Net realized and unrealized gains (losses)	(16,875)	12,500
Net increase (decrease) in net assets from operations	$(250,189)	$11,542

Net increase (decrease) in net assets from operations per share,
basic and diluted	$(0.0061)	$0.0204

Weighted average shares outstanding	40,946,993	566,193

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Operations
Six Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Income from operations:
Interest income from unaffiliated portfolio companies	$5,300	$-
Interest income from affiliated portfolio companies	869	-
	6,169	-

Expenses:
Officer and employee compensation and benefits	22,000	-
Professional fees	94,365	5,500
Shareholder services and communications	7,629	2,993
Director fees	4,000	-
Website costs	5,769	-
Other general and administrative expense	3,397	-
	137,160	8,493
Loss before income taxes and realized and unrealized losses	(130,991)	(8,493)
Income taxes	-	-
Loss from operations	(130,991)	(8,493)
Preferred stock dividends	162,780	-
Loss from operations available to common shareholders	(293,771)	(8,493)

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income taxes of $0	-	-
Change in unrealized appreciation (depreciation) of portfolio
investments, net of deferred income taxes of $0	(60,000)	12,500
Net realized and unrealized gains (losses)	(60,000)	12,500
Net increase (decrease) in net assets from operations	$(353,771)	$4,007

Net increase (decrease) in net assets from operations per share,
basic and diluted	$(0.0134)	$0.0118

Weighted average shares outstanding	26,332,415	339,032

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Cash Flows
Six Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Operating activities:
Net increase (decrease) in net assets from operations	$(353,771)	$4,007
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in unrealized (appreciation) depreciation of
portfolio investments	60,000	(12,500)
Investments in portfolio companies	(350,477)	(25,000)
Preferred dividends declared	162,780	-
Changes in operating assets and liabilities:
Accrued interest receivable from portfolio companies	(6,169)	-
Accounts payable	4,717	(1,507)
Net cash used in operating activities	(482,920)	(35,000)
Investing activities:
Net cash used in investing activities	-	-
Financing activities:
Common stock issued for cash	575,250	35,000
Preferred dividends paid in cash	(67,500)	-
Collection of stock subscription receivable	11,000	-

Net cash used in investing activities	518,750	35,000
Net increase (decrease) in cash and cash equivalents	35,830	-
Cash and cash equivalents, beginning of period	8,351	-
Cash and cash equivalents, end of period	$44,181	$-

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for redemption of preferred stock and
payment of preferred dividends	397,526	-
Common stock issued to acquire investment	320,000	-
Common stock issued for stock subscription receivable	6,000	-

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Changes in Net Assets
Six Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007
Changes in net assets from operations:
Net loss from operations	$(293,771)	$(8,493)
Net realized gain (loss) on sale of investments, net	-	-
Change in net unrealized appreciation (depreciation)
of investments, net	(60,000)	12,500
Net increase (decrease) in net assets from operations	(353,771)	4,007

Capital stock transactions:
Common stock sold for cash	575,250	35,000
Common stock issued for investment	320,000	-
Common stock issued for redemption of preferred stock and payment
of preferred dividends	397,526	-
Collection of stock subscription receivable	11,000	-
Net increase in net assets from stock transactions	1,303,776	35,000
Net increase in net assets	950,005	39,007
Net assets (liabilities), beginning of period	(185,282)	(309,246)
Net assets (liabilities), end of period	$764,723	$(270,239)

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Financial Highlights
Six Months Ended March 31, 2008 and 2007
(Unaudited)

	2008	2007

PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$(0.0291)	$(3.1231)
Net decrease from operations	(0.0112)	(0.0251)
Net change in realized gains (losses) and unrealized appreciation
(depreciation) of investments, net	(0.0023)	0.0369
Net increase (decrease) from stock transactions	0.0582	3.0082
Net asset value, end of period	$0.0156	$(0.1031)

Per share market value:
Beginning of period	$0.12	$4.44
End of period	0.04	0.51
Investment return, based on change in market price during the period (1)	-69.2%	-88.5%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$764,723	$(270,239)
Average net assets (liabilities)	356,254	(305,592)
Annualized ratio of expenses to average net assets	77.0%	0.05%
Annualized ratio of net increase (decrease) in net assets from
operations to average net assets	-198.6%	0.02%
Shares outstanding at end of period	49,005,820	2,621,749
Weighted average shares outstanding during period	26,332,415	339,032

(1) Periods of less than one year are not annualized

See accompanying notes to condensed financial statements.

Double Eagle Holdings, Ltd.
Schedules of Investments
As of March 31, 2008

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

UNAFFILIATED PORTFOLIO INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
750,000	Mar-07	EffTec International, Inc. (Pink Sheets:EFFI);	$125,000	$15,000	2%
	Jun-07	EffTec has developed an Internet-based chiller
		tool which it is installing and selling to its customer
		base
			125,000	15,000	2%
OIL AND GAS PROPERTY INVESTMENT
	Jan-08	Investment in 6 gross, 1.26 net gas wells in	50,000	50,000	7%
		Washington County, Oklahoma with an average
		net revenue interest of approximately 81.6%
			50,000	50,000	7%
LOAN INVESTMENTS
Loan	Sep-07	Line of credit with Signature Energy, Inc. (private)	43,750	43,750	6%
	Dec-07	with interest at 8%; due August 2008; Signature is an
		oil and gas development and production company
Loan	Sep-07	Line of credit with EffTec International, Inc. with	50,000	50,000	7%
	Dec-07	interest at 8%; due August 2008; EffTec has
		developed and sells an Internet-based chiller tool
Loan	Dec-07	Line of credit with ZATSO, LLC (private) with interest
		at 6%; due September 30, 2008; Zatso is an Internet
		based game developer	159,923	159,923	21%
			253,673	253,673	33%
		Total unaffiliated portfolio investments	428,673	318,673	42%

AFFILIATED PORTFOLIO INVESTMENTS
	Dec-07	Ultimate Social Network, Inc. (private); Ultimate owns
		The Ultimate College Model contest website. The
		contest allows men and women enrolled in college to
		post their pictures and enter a weekly modeling
		contest. Members participate by rating contestants.
60,000 [60%]		Stock investment	320,000	320,000	42%
Loan		6% line-of-credit due September 30, 2008	86,304	86,304	11%
		Total affiliated portfolio investments	406,304	406,304	53%

		Total investments at March 31, 2008	$834,977	724,977	95%
		Cash and other assets, less liabilities		39,746	5%
		Net assets at March 31, 2008		$764,723	100%

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Schedules of Investments
As of September 30, 2007

Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

NON-INCOME PRODUCING INVESTMENTS
750,000	Mar-07	EffTec International, Inc. (Pink Sheets:EFFI);	$125,000	$75,000	-40%
	Jun-07	EffTec has developed an Internet-based chiller
		tool which it is installing and selling to its customer
		base
			125,000	75,000	-40%
LOAN INVESTMENTS
Loan	Sep-07	Line of credit with Signature Energy, Inc. (prrivate)	14,500	14,500	-8%
		with interest at 8%; due August 2008; Signature is an
		oil and gas development and production company
Loan	Sep-07	Line of credit with EffTec International, Inc. with	25,000	25,000	-13%
		interest at 8%; due August 2008; EffTec has
		developed and sells an Internet-based chiller tool
			39,500	39,500	-21%
		Total investments at September 30, 2007	164,500	114,500	-61%
		Cash and other assets, less liabilities		(299,782)	161%
		Net assets at September 30, 2007		$(185,282)	100%

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

BASIS OF PRESENTATION
The financial statements at March 31, 2008 and 2007 include the accounts of the Company.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Although the nature of the Company’s operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position for the six months ended March 31, 2008 and 2007 and its operating results, cash flows and changes in net assets for the three and six months ended March 31, 2008 and 2007 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

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

The operating results for the three and six months ended March 31, 2008, reflects the Company’s results as an investment/business development company under the Investment Company Act of 1940, as amended, whereas the quarterly results for the three and six month periods ended March 31, 2007 reflect the Company’s results prior to operating as an investment/business development company under the Investment Company Act of 1940, as amended. Accounting principles used in the preparation of the financial statements for these two periods are different, and therefore, the results of operations are not directly comparable. The primary differences in accounting principles relates to the carrying value of investments.

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

NOTE 2: INVESTMENTS

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

Utilizing the foregoing method, the Company has valued its investments as follows:

UNAFFILIATED PORTFOLIO INVESTMENTS

EffTec International, Inc. (EFFI), formerly American Resource Management, Inc. has developed Internet-based software for chillers which monitors chiller operating data, calculates performance, diagnoses the cause of chiller inefficiencies, notifies plant contacts when problems occur and recommends corrective action when necessary. The Company currently owns 750,000 shares with a cost of $125,000. Based on the closing price on March 31, 2008, the Board of Directors has valued the investment at $15,000.

The Company has an 8% line-of-credit with EffTec International, Inc. with a balance of $50,000 at March 31, 2008. The Board of Directors has valued this investment at $50,000.

The Company has an 8% line-of-credit with Signature Energy, Inc. with a balance of $43,750 at March 31, 2008. Signature is an oil and gas development and production company. The Board of Directors has valued this investment at $38,750 at March 31, 2008.

The Company has a 6% line-of-credit with ZATSO, LLC with a balance of $159,923 at March 31, 2008. ZATSO is an Internet based game developer. The Board of Directors has valued this investment at $159,923 at March 31, 2008.

In January 2008, the Company acquired an investment in six gross, 1.26 net producing gas wells in Washington County, Oklahoma with average net revenue interests of approximately 81.6%. The Board of Directors has valued this recent investment at its original cost of $50,000.

AFFILIATED PORTFOLIO INVESTMENTS

The Company acquired 60,000 shares (60%) of Ultimate Social Network, Inc. (“USN”) in December 2007 in exchange for 6,400,000 shares of its common stock. The investment was valued at the price at which the Company was selling its shares pursuant to its 1-E of $0.05 per share. In addition the Company has a 6% line-of-credit with USN with a balance of $86,304 at March 31, 2008. USN presently owns “The Ultimate College Model” contest website which has been operating since March 2007. The Ultimate College Model contest allows men and women that are enrolled in any college or university to post their pictures and enter into the weekly modeling contest. People that join as members of the website participate by rating the contestants and voting for their favorites. The website also allows for online chatting between members and contestants. The Board of Directors valued both of these recent investments at their cost of $320,000 and $86,304, respectively, at March 31, 2008.

NOTE 3: STOCKHOLDERS’ EQUITY

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

In January 2008, the Company’s Board of Directors declared all prior undeclared preferred dividends in the amount of $162,780. The Company redeemed the preferred stock at its liquidation value of $271,300 and paid all accumulated dividends of $193,726 with $67,500 in cash and 25,150,000 shares of its restricted common stock.

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

On May 3, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of its common stock and raise up to $5,000,000 at prices ranging from $.05 to $1.25 per share. During May 2007, the Company sold 3,474,000 shares of its common stock pursuant to the offering for $173,700 in cash. On June 15, 2007, the Company received a comment letter from the SEC relating to its Form 1-E filing and immediately ceased selling stock pursuant to the 1-E. In its letter, the SEC asked for additional disclosure and clarification of certain issues and the Company complied with the SEC’s request and has issued stock for $9,000 in cash during the balance of fiscal 2007 and has issued stock for $575,250 in cash in the first six months of fiscal 2008.

NOTE 4: RELATED PARTY TRANSACTIONS

The Company paid its Chief Executive Officer $7,500 during the six months ended March 31, 2008.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources, such as the investments in portfolio companies. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2007.

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

We have acquired a number of investments (Note 2) and plan to continue to raise funds and make additional investments.

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended March 31, 2008, working capital, including investments, increased to $764,723 from $116,169 at September 30, 2007. The primary reasons for the increases are the sale of common stock for $575,250 during the period, the exchange of our common stock to acquire a portfolio company investment valued at $320,000, the issuance of 25,150,000 common shares and payment of $67,500 in cash to redeem all of our outstanding preferred stock in the amount of $271,300 and for payment of all accrued preferred dividends in the amount of $193,726, and less the net decrease in net assets from operations of $353,771. Net earnings include an unrealized loss on our portfolio investments in the amount of $43,125. We plan to continue making investments during 2008 and expect to raise funds as needed from sales of our common stock pursuant to our 1-E.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2008 and 2007 -

Revenues - We accrued interest income from our loan investments in the amount of $4,556 during the three months ended March 31, 2008. We had no revenues in the prior year period.

Costs and expenses increased from $958 in the 2007 period to $75,090 in the 2008 period. The 2008 costs include the legal costs associated with the investments made during the quarter of $33,625; audit and accounting costs of $12,600; and consulting fees of $13,500. The 2007 period was before we began to operate as a BDC and we had only nominal SEC filing costs during the period.

An unrealized loss of $16,875 was recognized in the 2008 period. There were no unrealized gains or losses during the 2007 period.

Comparison of six months ended March 31, 2008 and 2007 -

Revenues - We accrued interest income from our loan investments in the amount of $6,169 during the six months ended March 31, 2008. We had no revenues in the prior year period.

Costs and expenses increased from $8,493 in the 2007 period to $137,160 in the 2008 period. The 2008 costs include the legal costs associated with the investments made during the quarter of $70,365; audit and accounting costs of $24,000; and consulting fees of $22,000. The 2007 period was before we began to operate as a BDC and we had only nominal accounting costs and SEC filing costs during the period.

An unrealized loss of $60,000 was recognized in the 2008 period. There was an unrealized gain during the 2007 period of $12,500.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $775,645 and from this, are subtracted liabilities and debts of $10,922. The preferred stock was redeemed during the last quarter; accordingly, there is no amount to subtract for the rights of preferred shareholders. The NAV is therefore $764,723. The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (49,005,820). The NAV/S is $0.0156.

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

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2008, we issued 3,769,999 shares of our common stock in exchange for $215,750 in cash. We also issued 25,150,000 shares of our restricted common stock as part of the consideration for redeeming all of our outstanding preferred stock and payment of the related accumulated dividend. All of the shares issued were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

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

DOUBLE EAGLE HOLDINGS, LTD.

May 15, 2008	By:	/s/ M.E. Durschlag
M.E. Durschlag, President, Chief Executive Officer and Chief Financial Officer