Form 10-Q
period 2008-06-30
Double Eagle Holdings, Ltd.
filed 2008-07-31
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: June 30, 2008

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

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of June 30, 2008 was 50,092,487.

DOUBLE EAGLE HOLDINGS, LTD.

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Net Assets (Liabilities)
June 30, 2008 and September 30, 2007

	June 30,	September 30,
	2008	2007
	(Unaudited)
ASSETS
Investments in portfolio companies:
Unaffiliated issuers (cost $380,173 at June 30, 2008 and $164,500 at September 30, 2007)	$266,423	$114,500
Affiliated issuers (cost $465,522 at June 30, 2008 and $0 at September 30, 2007)	465,522	-
Total investments	731,945	114,500
Cash and cash equivalents	44,550	8,351
Accounts receivable - portfolio companies	29,029	318
TOTAL ASSETS	805,524	123,169
LIABILITIES
Accounts payable	17,288	6,039
Accrued expenses	166	166
TOTAL CURRENT LIABILITIES	17,454	6,205
Dividends payable	-	30,946
Preferred stock, $.001 par value; 12,500 shares authorized; 2,713 shares issued and outstanding; $271,300 liquidation preference	-	271,300
TOTAL LIABILITIES AND PREFERRED STOCK	17,454	308,451
NET ASSETS (LIABILITIES)	$788,070	$(185,282)

Commitments and contingencies

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value; authorized 100,000,000 shares; 50,092,487shares and 6,375,821 shares issued and outstanding at June 30, 2008and September 30, 2007, respectively	$50,092	$6,376
Additional paid-in capital	9,912,356	8,602,963
Stock subscription receivable	-	(5,000)
Accumulated deficit:
Accumulated net operating loss	(9,065,628)	(8,739,621)
Net realized gain (loss) on investments	5,000	-
Net unrealized appreciation (depreciation) of investments	(113,750)	(50,000)
NET ASSETS (LIABILITIES)	$788,070	$(185,282)

NET ASSET (LIABILITY) VALUE PER SHARE	$0.0157	$(0.0291)

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Operations
Three Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Income from operations:
Management income:
Affiliate	$15,000	$-
Non-affiliate	7,500	-
	22,500	-
Interest income:
Affiliate	1,797	-
Non-affiliate	4,715	-
	6,512	-
Total income	29,012	-
Expenses:
Officer and employee compensation and benefits	6,000	-
Professional fees	45,575	14,000
Shareholder services and communications	984	1,957
Director fees	3,000	-
Other general and administrative expense	5,689	135
	61,248	16,092
Loss before income taxes and realized and unrealized losses	(32,236)	(16,092)
Income taxes	-	-
Loss from operations	(32,236)	(16,092)

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income taxes of $0	5,000	-
Change in unrealized appreciation (depreciation) of portfolio investments, net of deferred income taxes of $0	(3,750)	79,250
Net realized and unrealized gains (losses)	1,250	79,250
Net increase (decrease) in net assets from operations	$(30,986)	$63,158

Net increase (decrease) in net assets from operations per share, basic and diluted	$(0.0006)	$0.0155

Weighted average shares outstanding	49,417,322	4,069,949

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Operations
Nine Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Income from operations:
Management income:
Affiliate	$15,000	$-
Non-affiliate	7,500	-
	22,500	-
Interest income:
Affiliate	2,666	-
Non-affiliate	10,015	-
	12,681	-
Total income	35,181	-

Expenses:
Officer and employee compensation and benefits	13,500	-
Professional fees	154,440	19,500
Shareholder services and communications	8,613	4,950
Director fees	7,000	-
Website costs	6,103	-
Other general and administrative expense	8,752	135
	198,408	24,585
Loss before income taxes and realized and unrealized losses	(163,227)	(24,585)
Income taxes	-	-
Loss from operations	(163,227)	(24,585)
Preferred stock dividends	162,780	-
Loss from operations available to common shareholders	(326,007)	(24,585)

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income taxes of $0	5,000	-
Change in unrealized appreciation (depreciation) of portfolio investments, net of deferred income taxes of $0	(63,750)	91,750
Net realized and unrealized gains (losses)	(58,750)	91,750
Net increase (decrease) in net assets from operations	$(384,757)	$67,165

Net increase (decrease) in net assets from operations per share, basic and diluted	$(0.0113)	$0.0426

Weighted average shares outstanding	33,999,300	1,577,366

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Cash Flows
Nine Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Operating activities:
Net increase (decrease) in net assets from operations	$(384,757)	$67,165
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in unrealized (appreciation) depreciation of portfolio investments	63,750	(91,750)
Investments in portfolio companies	(411,195)	(125,000)
Proceeds from sale of investment	55,000	-
Gain on sale of investment	(5,000)	-
Preferred dividends declared	162,780	-
Changes in operating assets and liabilities:
Accounts receivable from portfolio companies	(28,711)	-
Accounts payable and accrued expenses	11,249	(1,334)
Net cash used in operating activities	(536,884)	(150,919)
Investing activities:
Net cash used in investing activities	-	-
Financing activities:
Common stock issued for cash	629,583	208,700
Redemption of preferred stock and payment of preferred dividends	(67,500)	-
Collection of stock subscription receivable	11,000	-
Net cash used in investing activities	573,083	208,700
Net increase (decrease) in cash and cash equivalents	36,199	57,781
Cash and cash equivalents, beginning of period	8,351	-
Cash and cash equivalents, end of period	$44,550	$57,781

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued for redemption of preferred stock and payment of preferred dividends	397,526	-
Common stock issued to acquire investment	320,000	-
Common stock issued for stock subscription receivable	6,000	-

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Changes in Net Assets
Nine Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007
Changes in net assets from operations:
Net loss from operations	$(326,007)	$(24,585)
Net realized gain (loss) on sale of investments, net	5,000	-
Change in net unrealized appreciation (depreciation)of investments, net	(63,750)	91,750
Net increase (decrease) in net assets from operations	(384,757)	67,165

Capital stock transactions:
Common stock sold for cash	629,583	208,700
Common stock issued for investment	320,000	-
Common stock issued for redemption of preferred stock and payment of preferred dividends	397,526	-
Collection of stock subscription receivable	11,000	-
Net increase in net assets from stock transactions	1,358,109	208,700
Net increase in net assets	973,352	275,865
Net assets (liabilities), beginning of period	(185,282)	(309,246)
Net assets (liabilities), end of period	$788,070	$(33,381)

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Financial Highlights
Nine Months Ended June 30, 2008 and 2007
(Unaudited)

	2008	2007

PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$(0.0291)	$(3.1231)
Net decrease from operations	(0.0096)	(0.0208)
Net change in realized gains (losses) and unrealized appreciation (depreciation) of investments, net	(0.0017)	0.0776
Net increase (decrease) from stock transactions	0.0561	3.0608
Net asset value, end of period	$0.0157	$(0.0055)

Per share market value:
Beginning of period	$0.12	$4.44
End of period	0.04	0.10
Investment return, based on change in market price during the period (1)	-66.7%	-97.7%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$788,070	$(33,381)
Average net assets (liabilities)	558,386	(225,546)
Annualized ratio of expenses to average net assets	47.4%	-14.53%
Annualized ratio of net increase (decrease) in net assets from operations to average net assets	-91.9%	-39.71%
Shares outstanding at end of period	50,092,487	6,095,749
Weighted average shares outstanding during period	33,999,300	1,577,366

(1) Periods of less than one year are not annualized

See accompanying notes to condensed financial statements.

Double Eagle Holdings, Ltd.
Schedules of Investments
As of June 30, 2008

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

UNAFFILIATED PORTFOLIO INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
750,000	Mar-07	EffTec International, Inc. (Pink Sheets:EFFI);	$125,000	$11,250	2%
	Jun-07	EffTec has developed an Internet-based chiller
		tool which it is installing and selling to its customer
		base
			125,000	11,250	2%
LOAN INVESTMENTS
Loan	Sep-07	Line of credit with Signature Energy, Inc. (private)	35,250	35,250	4%
	Dec-07	with interest at 8%; due August 2008; Signature is an
		oil and gas development and production company
Loan	Sep-07	Line of credit with EffTec International, Inc. with	51,500	51,500	7%
	Dec-07	interest at 12%; due September 30, 2008; EffTec has
		developed and sells an Internet-based chiller tool
Loan	Dec-07	Line of credit with ZATSO, LLC (private) with interest
		at 6%; due September 30, 2008; Zatso is an Internet
		based game developer	168,423	168,423	21%
			255,173	255,173	32%
		Total unaffiliated portfolio investments	380,173	266,423	34%

AFFILIATED PORTFOLIO INVESTMENTS
	Dec-07	Ultimate Social Network, Inc. (private); Ultimate owns
		The Ultimate College Model contest website. The
		contest allows men and women enrolled in college to
		post their pictures and enter a weekly modeling
		contest. Members participate by rating contestants.
60,000 [60%]		Stock investment	320,000	320,000	41%
Loan		6% line-of-credit due September 30, 2008	145,522	145,522	18%
		Total affiliated portfolio investments	465,522	465,522	59%

		Total investments at June 30, 2008	$845,695	731,945	93%
		Cash and other assets, less liabilities		56,125	7%
		Net assets at June 30, 2008		$788,070	100%

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Schedules of Investments
As of September 30, 2007

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

NON-INCOME PRODUCING INVESTMENTS
750,000	Mar-07	EffTec International, Inc. (Pink Sheets:EFFI);	$125,000	$75,000	-40%
	Jun-07	EffTec has developed an Internet-based chiller tool which it is installing and selling to its customer base
			125,000	75,000	-40%
LOAN INVESTMENTS
Loan	Sep-07	Line of credit with Signature Energy, Inc. (prrivate) with interest at 8%; due August 2008; Signature is an oil and gas development and production company	14,500	14,500	-8%
Loan	Sep-07	Line of credit with EffTec International, Inc. with interest at 8%; due August 2008; EffTec has developed and sells an Internet-based chiller tool	25,000	25,000	-13%
			39,500	39,500	-21%
		Total investments at September 30, 2007 Cash and other assets, less liabilities Net assets at September 30, 2007	$164,500	114,500	-61%
				(299,782)	161%
				$(185,282)	100%

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

BASIS OF PRESENTATION
The financial statements at June 30, 2008 and 2007 include the accounts of the Company.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Although the nature of the Company’s operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position as of June 30, 2008 and December 31, 2007 and its operating results, cash flows and changes in net assets for the three and nine months ended June 30, 2008 and 2007 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods. The period for the six months ended March 31, 2007, is presented in the same format as the periods subsequent to becoming a BDC.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2007, which is included in the Company's Form 10-K for the year ended September 30, 2007. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete fiscal year.

The operating results for the three and nine months ended June 30, 2008 and the three months ended June 30, 2007, reflects the Company’s results as a BDC under the 1940 Act, whereas the quarterly results for the six month period ended March 31, 2007 reflects the Company’s results prior to operating as a BDC under the 1940 Act.

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

Certain reclassifications have been made to the presentation of the comparative amounts to conform to the current presentation.

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

Utilizing the foregoing method, the Company has valued its investments as follows:

UNAFFILIATED PORTFOLIO INVESTMENTS

EffTec International, Inc. (EFFI) has developed Internet-based software for chillers which monitors chiller operating data, calculates performance, diagnoses the cause of chiller inefficiencies, notifies plant contacts when problems occur and recommends corrective action when necessary. The Company currently owns 750,000 shares with a cost of $125,000. Based on the closing price on June 30, 2008, the Board of Directors has valued the investment at $11,250.

On April 1, 2008, the Company amended its line-of-credit with EFFI. The amended line of credit has an interest rate of 12% and a balance of $51,500 at June 30, 2008, and is convertible into EFFI common stock. The Board of Directors has valued this investment at $51,500.

The Company has an 8% line-of-credit with Signature Energy, Inc. with a balance of $35,250 at June 30, 2008. Signature is an oil and gas development and production company. The Board of Directors has valued this investment at $35,250 at June 30, 2008.

The Company has a 6% line-of-credit with ZATSO, LLC with a balance of $168,423 at June 30, 2008. ZATSO is an Internet based game developer. The Board of Directors has valued this investment at $168,423 at June 30, 2008.

In January 2008, the Company acquired an investment in six gross, 1.26 net producing gas wells in Washington County, Oklahoma with average net revenue interests of approximately 81.6%. The agreement provided that the seller could repurchase the investment for $50,000 plus $2,500 within the first three month period and for $50,000 plus $5,000 within the second three month period. The seller exercised his option and repurchased the properties for $55,000.

AFFILIATED PORTFOLIO INVESTMENTS

The Company acquired 60,000 shares (60%) of Ultimate Social Network, Inc. (“USN”) in December 2007 in exchange for 6,400,000 shares of its common stock. The investment was valued at the price at which the Company was selling its shares pursuant to its 1-E of $0.05 per share. In addition the Company has a 6% line-of-credit with USN with a balance of $145,522 at June 30, 2008. USN presently owns “The Ultimate College Model” contest website which has been operating since March 2007. The Ultimate College Model contest allows men and women that are enrolled in any college or university to post their pictures and enter into the weekly modeling contest. People that join as members of the website participate by rating the contestants and voting for their favorites. The website also allows for online chatting between members and contestants. The Board of Directors valued both of these recent investments at their cost of $320,000 and $145,522, respectively, at June 30, 2008.

NOTE 3: STOCKHOLDERS’ EQUITY

PREFERRED STOCK
At December 31, 2007, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A had a stated liquidation preference value of $100 per share redeemable at the Company's option, had no voting rights, and each preferred share was convertible into one share of the Company's common stock as adjusted for stock splits. Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions and to preserve the Company's working capital in order to help maintain the continued viability of the Company. As of December 31, 2007 the amount of accumulated unpaid dividends on the preferred stock was approximately $193,726 of which $162,780 had not been declared.

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

On May 3, 2007, the Company filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of its common stock and raise up to $5,000,000 at prices ranging from $.05 to $1.25 per share. The Company has sold a total of 14,920,666 shares for proceeds of $773,283 ($629,583 during the current fiscal year), pursuant to its 1-E which was completed on May 3, 2008.

NOTE 4: RELATED PARTY TRANSACTIONS

The Company paid its Chief Executive Officer $13,500 during the nine months ended June 30, 2008 and none during 2007.

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

On May 3, 2007, we filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of our common stock and raise up to $5,000,000 at prices ranging from $.05 to $1.25 per share. The offering was completed on May 3, 2008, at which time the Company had sold 14,920,666 shares for total proceeds of $773,283 ($629,583 during the current fiscal year).

We have acquired a number of investments (Note 2) and plan to continue to raise funds and make additional investments.

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended June 30, 2008, working capital, including investments, increased to $788,070 from $116,964 at September 30, 2007. The primary reasons for the increases are the sale of common stock for $629,583 during the period, the exchange of our common stock to acquire a portfolio company investment valued at $320,000, the issuance of 25,150,000 common shares and payment of $67,500 in cash to redeem all of our outstanding preferred stock in the amount of $271,300 and for payment of all accrued preferred dividends in the amount of $193,726, and less the net decrease in net assets from operations of $384,757. Net decrease in net assets from operations in 2008 includes an unrealized loss on our portfolio investments in the amount of $63,750. We plan to continue making investments during 2008 and expect to raise funds as needed from sales of our common stock pursuant to a 1-E which we expect to issue in the near future.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2008 and 2007 –

Revenues – We accrued interest income from our loan investments in the amount of $6,512 ($1,797 from an affiliate) during the three months ended June 30, 2008, and billed management fees of $22,500 ($15,000 from an affiliate) to portfolio companies. We had no revenues in the prior year period.

Costs and expenses increased from $16,092 in the 2007 period to $61,248 in the 2008 period. The 2008 costs include $6,000 in officer and employee compensation, which commenced during the 2008 period. Professional fees amounted to $45,575 in 2008 as compared to $14,000 in 2007. The increase of $31,575 includes an increase in legal services of $15,575, an increase in accounting and auditing of $8,500 and an increase of $7,500 in consulting services. The increases are primarily related to management services being performed for portfolio companies to assist in completing business plans, software development and implementing business plans. The 2008 costs also included $3,000 in director fees and $5,689 in other general and administrative costs as compared to none and $135, respectively, in 2007.

The Company sold one investment in the 2008 period and realized a gain of $5,000. The Company also recognized unrealized depreciation of $3,750 on one if its portfolio company investments.

Comparison of nine months ended June 30, 2008 and 2007 –

Revenues – We accrued interest income from our loan investments in the amount of $12,681 ($2,666 from an affiliate) during the nine months ended June 30, 2008, and billed management fees of $22,500 ($15,000 from an affiliate) to portfolio companies. We had no revenues in the prior year period.

Costs and expenses increased from $24,585 in the 2007 period to $198,408 in the 2008 period. The 2008 costs include $13,500 in officer and employee compensation, which commenced during the 2008 period. Professional fees amounted to $154,440 in 2008 as compared to $19,500 in 2007. The increase of $134,940 includes an increase in legal services of $85,940, an increase in accounting and auditing of $27,000 and an increase of $22,000 in consulting services. The increases are primarily related to management services being performed for portfolio companies to assist in completing business plans, software development and implementing business plans. In addition, legal services include negotiation and preparation of acquisition agreements and note agreements. The 2008 costs also included $7,000 in director fees, $6,103 in website costs and $8,752 in other general and administrative costs as compared to none, none and $135, respectively, in 2007.

The Company sold one investment in the 2008 period and realized a gain of $5,000. The Company also recognized unrealized depreciation of $63,750 on one if its portfolio company investments.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock. This may be viewed, simply and generalized, as the value of our assets available to our common stock holders. As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $805,524 and from this, are subtracted liabilities and debts of $17,454. The preferred stock was redeemed during the previous quarter; accordingly, there is no amount to subtract for the rights of preferred shareholders. The NAV is therefore $788,070. The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (50,092,487). The NAV/S is $0.0157.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2008. Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended June 30, 2008, we issued 1,086,667 shares of our common stock in exchange for $54,167 in cash, pursuant to our 1-E.

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

DOUBLE EAGLE HOLDINGS, LTD.

July 30, 2008	By: /s/M.E. Durschlag
M.E. Durschlag, President,
Chief Executive Officer and
Chief Financial Officer