Form 10-K
period 2008-09-30
Double Eagle Holdings, Ltd.
filed 2008-12-29
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

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

Title of each class – None

Name of each exchange on which registered – Not applicable

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerate filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2008):  $1,720,499.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 50,592,487 shares of common stock outstanding as of November 18, 2008.

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

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996 and we became a publicly traded entity in connection with the re-organization. The securities now trade on the Over-The-Counter Bulletin Board under the symbol DEGH. Effective February 10, 2001, we changed our name from Network Systems International, Inc., to Onspan Networking, Inc. ("Onspan"). On October 9, 2001, we affected a 1 for 12 reverse stock split of our issued and outstanding common stock. Prior to August 5, 2002, we were a holding company that through our wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, we completed the sale of our operating division InterLAN and announced a change in our strategy of business as discussed below. On April 22, 2003, we created a new subsidiary, Coventry 1 Inc., a Nevada corporation. We had one other subsidiary, Onspan SmartHouse, Inc., a Florida corporation.

As of June 21, 2006, substantially all of our debt ($709,181) was forgiven or assumed by our former CEO and other shareholders and we sold our remaining subsidiary, OnSpan SmartHouse, Inc.  The $709,181 in obligations was recorded as a contribution to our capital.

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

We look for five core characteristics in our investments:

•	Profitability
•	Predictable and Sustainable Returns
•	Margin of Safety
•	Strong Future Prospects
•	Reputable Management

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

Investment Personnel

The investment personnel of Double Eagle currently consist of its chief executive officer, M.E. “Hank” Durschlag and one of the other members of the Board of Directors.

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

RISK FACTORS

The purchase of our securities involves significant risks and is suitable only for investors of adequate financial means which have no need for liquidity in this investment and who can afford to lose their entire investment.   Investing in common stock involves a high degree of risk. Certain risks relate to investments generally, others to our Company and our investments and others arise due to the present status of our Company but each investor should carefully consider all of the risks described below, together with all of the other information included herein, before you decide whether to make an investment in our common stock. The risks set out below are not the only risks we face.  If any of the following risks occur, our business, financial condition and results of operations could be materially adversely affected. In such case, our net asset value and the trading price of our common stock could decline, and you may lose all or part of your investment.  The following risks affect our business and our Company:

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

The Company’s Business May Become Subject to More Extensive Regulation at the Federal and State Levels.  The value of securities owned by the Company may be adversely impacted by subsequent regulatory changes.

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

Our Investments May Require Us to Raise Additional Capital on Different Terms.

We may require additional capital in the future for continued funding of our investments and our operating overhead. For additional requirements, we may raise capital by issuing equity or convertible debt securities, and when we do, the percentage ownership of our existing stockholders will be diluted. In addition, any new securities we issue could have rights, preferences and privileges senior to the shares offered herein (although we have indicated that we do not intend to sell debt or preferred equity interests).

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

While no officer or director owns a significant amount of the issued and outstanding shares of our voting securities (and, while there are presently no other securities that can be exchanged, therefore, there are no classes of outstanding stock which would affect the percentages of voting securities), there are no consortium of shareholders that has been identified with a block of  control who would likely exercise voting control over all matters that may be submitted for approval by our shareholders.  Without such a controlling block, management positions will be the most likely to be presented to shareholders and more likely to influence shareholder decisions (assuming a fact that shareholders will likely “vote with” management).  Therefore, while the number of shares controlled by the officers and directors is less that a majority, their position of control is material and significant.

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

Venture capital investments typically take from four to eight years from the date of initial investment to reach a state of maturity at which liquidation can be considered practical.   We have not completed funding of some of our portfolio companies and we anticipate that there may be an additional period of time ranging from six months to one year before the Company has obtained funding and completed investing that funding in our portfolio companies for our first round of equity investments.   In light of the foregoing, it is unlikely that any significant distributions of the proceeds from the liquidation of equity investments will be made for several years after inception, if at all.

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

While we believe that our management possesses certain fundamental business skills that will increase the likelihood, on the part of the Company, to succeed, our management team does not have “years of experience” working together in the operation and management of a BDC and might be considered as inexperienced when it comes to both the day to day operations of an investment company and the management of investments.  The Company intends to rely on the general skills and business acumen of its management team as well as engaging other professionals and consultants from time to time to insure that it gains the expertise to manage a BDC.

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

We may allocate our available funds in ways with which you may not agree.

We will have significant flexibility in investing our available funds.  We may use these funds in ways with which you may not agree or for investments other than those contemplated at the time of the offering, unless such change in the use of proceeds is subject to stockholders' approval or prohibited by law.

We will have broad discretion in using available funds

Although we have identified generally the manner in which we expect to utilize our available funds, our management has broad discretion with respect to the specific application of the net proceeds of any funding that we obtain.   We will have broad discretion in determining the specific uses of the available funds.  While our corporate governance resolutions require the Board of Directors and Investment Committee to adhere to certain standards, even acting in compliance with those guidelines, our Board of Directors and Investment Committee have discretion.  The Company does not permit the Board of Directors and Investment Committee to use proceeds in a manner inconsistent with the operation of a BDC.  However, a portion of the proceeds may be used to engage the services of professionals or consultants to the Company, however, no such contracts have been signed at this time.  Although substantially all of the net proceeds from any offering is intended to be applied for investments in eligible portfolio companies which satisfy the Company's investment criteria, we may invest some of the proceeds in the provision of services to our portfolio companies rather than invest directly.  Therefore, the Company can not accurately predict costs associated with such professionals and consultants.  For that reason, the use of proceeds can not be determined with absolute certainty.  You will not have an opportunity to evaluate the basis for our decisions on the use of the proceeds, and will not be able to participate in such decisions.

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

The Company elected to be regulated as a Business Development Company under the 1940 Act and be subject to Sections 54 through 65 of said Act.  As a result of this election, the Company is subject to the provisions of the 1940 Act as it applies to BDC’s as of the date of such election.   Being subject to the BDC provisions requires us to meet significant numbers of regulatory and financial requirements.   Compliance with these regulations is expensive and may create financial problems for us in the future.   These laws and regulations, as well as their interpretation, may be changed from time to time.   Accordingly, any change in these laws or regulations could have a material adverse effect on our business.

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

We will be classified as a non-diversified investment company under the 1940 Act.   Until we achieve a threshold level of diversification, we will not be subject to the applicable provisions for RICs under the Internal Revenue Code.   Therefore, we will not receive favorable pass through tax treatment on distributions to our shareholders.   This means that we will be taxed as an ordinary corporation on our taxable income even if that income is distributed to shareholders, and all distributions out of our earnings and profits will be taxable to shareholders as dividends.   Thus, this income will be subject to a double layer of taxation.  In the event that the Company does not qualify for RIC status, it will incur tax liabilities which might have to be paid using cash that could otherwise be used to make investments, pay expenses or dividends.  The creation of tax liabilities will also require the Company to adjust its accounting to include a reserve or allocation for such tax as anticipated to be due.  This can result in reduced earnings or cash positions which can have an adverse impact on the financial condition as shown by the financial statements.

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

•
companies operating at a loss or with substantial variations in operating results from period to period, with the need for, but generally limited ability to provide for internally, substantial additional capital to support expansion or to achieve or maintain a competitive position;

•
these companies may face intense competition, including competition from companies with greater financial resources, more extensive development, manufacturing, marketing, and service capabilities, and larger number of qualified managerial and technical personnel; and

•
they may have less predictable operating results, may from time to time be parties to litigation, may be engaged in changing businesses with products subject to a risk of obsolescence and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position. In addition, our executive officers, directors and our investment adviser could, in the ordinary course of business, be named as defendants in litigation arising from our investments in the portfolio companies.

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

A portfolio company's failure to satisfy financial or operating covenants imposed by us or other investors or lenders could lead to defaults and, potentially, termination of loans and foreclosure on secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company's ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt or preferred equity, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt or equity holding and subordinate all, or a portion of our claim to those of other creditors.

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

Our investment strategy contemplates potential investments in U.S. companies which hold a substantial amount of their assets or operations in foreign countries.  While we will not likely invest in securities of foreign companies, such U.S. companies with substantially all of their assets or operations outside of the United States may be subject to the same risks as foreign companies.  Investing in these companies or foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.  Although we expect that most of our investments will be U.S. dollar-denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation, and political developments.

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

We were incorporated in 1985 and we have commenced investment operations but the extent of our investment activities may characterize us as a newer investment company.  We became a BDC by electing to be governed as a BDC on April 5, 2007.  As we have made an investment in only a limited number of portfolio companies, we have limited experience relating to the identification, evaluation and acquisition of target businesses and, accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives.  We have limited resources and have realized limited revenues to date.   In addition, we may not achieve any significant revenues until, at the earliest, we are able to obtain funding, make investments and sell our position of securities in an underlying portfolio company for a profit.  The Company will be wholly dependent for the selection, structuring, closing and monitoring of all of its investments on the diligence and skill of its management, acting under the supervision of the Company's Board of Directors.  None of these individuals has substantial experience (as a matter of years), within the BDC business format, in acquiring and investing in growth stage companies, the negotiation of the terms of such investments and the monitoring of such investments after they are made.   We cannot assure you that the Company will attain its investment objective.

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

Prior to the date of this offering, there has been a limited established trading market for our common stock. We cannot predict the extent to which future investor interest in the Company will lead to the development of an active, liquid trading market.   Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.  In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock.   Either of these factors could adversely affect the liquidity and trading price of our common stock.   Also, the stock market in general has experienced extreme price and volume volatility that has especially affected the market prices of securities of many companies.   At times, this volatility has been unrelated to the operating performance of particular companies.   These broad market and industry fluctuations may adversely affect the trading price of the common stock, regardless of our actual operating performance.

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

None of the securities to be issued in this Offering will be registered under the Securities Act. The common stock being sold pursuant to this Offering is intended to be exempt from registration pursuant to Regulation E which permits, in conformity therewith, issuance of shares without restriction on further transfer.  While we do not anticipate such an adverse decision or determination on the part of the Securities and Exchange Commission, the SEC has the right, even after permitting the offering to become effective, to enjoin the sale of securities or determine that such sales are not exempt under Regulation E.  While the Company will make every effort to insure its compliance with the requirements under Regulation E, there can be no assurance of such exemption as the SEC does not, as a matter of policy, affirmatively indicate the effectiveness of the notification under Regulation E.

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

The market closing, high and low prices during each quarter for the last two years are as follows:

QUARTER ENDED	CLOSING	HIGH	LOW

December 31, 2007	.23	.25	.09
March 31, 2008	.04	.25	.04
June 30, 2008	.04	.07	.03
September 30, 2008	.04	.06	.02

December 31, 2006	2.97	27.50	2.97
March 31, 2007	1.32	6.60	1.10
June 30, 2007	.10	.90	.10
September 30, 2007	.12	.35	.08

Number of Shareholders and Total Outstanding Shares

As of November 18, 2008, there were 50,592,487 shares of common stock issued and outstanding, held by approximately 87 shareholders of record, an undetermined number of which represent more than one individual participant in securities positions with us.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Options

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent sales of Unregistered Securities

Sales during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter.

On July 11, 2008, the Company issued 500,000 shares of its restricted common stock in exchange for an investment.  The issued shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 6:	SELECTED FINANCIAL DATA

The following table represents our selected financial and other data and has been derived from our audited financial statements for the years ended September 30, 2008, 2007 and 2006.  The information below should be read in conjunction with Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included in Item 8 herein.

	2008	2007	2006
Statements of Operations Data:
Income from operations	$64,402	$318	$-
Expenses **	226,039	44,054	404,668
Net loss from operations	(161,637)	(43,736)	(404,668)
Net realized and unrealized gains (losses)	97,970	(50,000)	-
Preferred dividends	(162,780)
Net decrease in net assets from operations	$(226,447)	$(93,736)	$(404,668)

Net decrease in net assets from operations
per share, basic and diluted	$(0.0059)	$(0.0342)	$(4.0867)

Weighted average shares, basic and diluted	38,155,238	2,739,989	99,020

** Includes $7,535, $404,668 and $433,492 in net expenses from discontinued operations for the years ended September 30, 2007, 2006 and 2005, respectively.

	2008	2007	2006
Statements of Net Assets (Liabilities) Data:
Investments at fair value	$944,345	$114,500	$-
Investments at cost	901,375	164,500	-
Cash and cash equivalents	10,570	8,350	-

Total assets	1,012,885	123,169	-
Total liabilities	(42,005)	(37,151)	(37,946)
Total preferred stock at liquidation value	-	(271,300)	(271,300)
Net assets (liabilities)	$970,880	$(185,282)	$(309,246)

Net asset (liability) value per share	$0.0192	$(0.0291)	$(3.1231)

Common stock outstanding at year end	50,592,487	6,375,821	99,020

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On May 3, 2007, we filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of our common stock and raise up to $5,000,000 at prices ranging from $0.05 to $1.25 per share.  The Company sold a total of $14,920,666 shares for proceeds of $773,283 ($629,583 during 2008) pursuant to its 1-E which was completed on May 3, 2008.

On September 30, 2008, we filed a new Offering Circular under Regulation E to sell from 25,000,000 to 49,000,000 shares of our common stock and raise up to $5,000,000 at prices ranging from $0.0215 and $0.20 per share.  No sales have been made pursuant to this 1-E as of November 18, 2008.

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

In our review of the management team, we look at the following:

•	Interviews with management and significant shareholders, including any financial or strategic sponsor;
•	Review of financing history;
•	Review of management's track record with respect to:
o	product development and marketing,

o	mergers and acquisitions,
o	alliances,
o	collaborations, and
o	research and development outsourcing and other strategic activities;
•	Assessment of competition; and
•	Review of exit strategies.

In our review of the financial conditions, we look at the following:

•	Evaluation of future financing needs and plans;
•	Detailed analysis of financial performance;
•	Development of pro forma financial projections; and
•	Review of assets and liabilities, including contingent liabilities, if any, and legal and regulatory risks.

In our review of the products and services of the portfolio company, we look at the following:

•	Evaluation of intellectual property position;
•	Review of existing customer or similar agreements and arrangements;
•	Analysis of core technology;
•	Assessment of collaborations;
•	Review of sales and marketing procedures; and
•	Assessment of market and growth potential.

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

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had a cash balance of $10,570 and current liabilities of $42,005.  We have received short-term loans from a shareholder and expect to commence selling shares of our common stock pursuant to an amended 1-E by early December 2008.

RESULTS OF OPERATIONS

REVENUES – We began operating as a BDC on April 5, 2007.  In 2008, we had management income from two portfolio companies of $45,000 and interest income from loan investments of $19,402.  Of this amount, $6,432 has been collected and $57,970 is included in accounts receivable.  Our only income in 2007 was interest income of $318 from our loan investments.  As of September 30, 2007, we had raised $207,700 in cash from sale of our common stock ($25,000 in a private transaction and $182,700 pursuant to our Form 1-E) and have made investments of $164,500.  In 2008, we raised $635,583 from sale of our common stock and collected $5,000 on a stock subscription receivable.

EXPENSES –

Salaries and wages amounted to $43,000 in 2008 and $3,000 in 2007.  The 2008 amount includes compensation to our CEO in the amount of $19,500 and $24,000 to a consultant who was terminated in July 2008.

Legal and accounting fees amounted to $143,940 in 2008 and $24,250 in 2007.  Legal fees increased from $10,500 in 2007 to $96,440 in 2008, primarily for ongoing assistance with portfolio companies and the time spent converting all of the preferred stock outstanding to common stock.

Director fees commenced in December 2007 and include $1,000 per month to Dr. Silvey for his work as Chairman of the Audit Committee.

Other general and administrative expense amounted to $12,042 in 2008 and $750 in 2007.  The 2008 amount included $6,103 in costs associated with our web site.  Other miscellaneous cost increases are primarily due to operating for the full year in 2008 as compared to less than one-half of 2007.

DISCONTINUED OPERATIONS – When we filed a notification on Form N54a to become a BDC, we discontinued all prior operations.  Losses from discontinued operations amounted to $7,535 and $404,668 in the years ended September 30, 2007 and 2006, respectively.

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

Investment activity since we became a BDC may be summarized as follows:

	2008	2007

Market value, beginning of year	$114,500	$-
Acquisition of investments, for cash	442,375	164,500
Acquisition of investments with common stock	344,500	-
Sale of investments	(50,000)	-
Unrealized appreciation (depreciation)	92,970	(50,000)
Market value, end of year	$944,345	$114,500

Our valuation processes and the results of our individual investments are included in note 3 to the financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements.

NET ASSET VALUE

As a BDC, certain of our activities and disclosures are made in reference to NAV which is the value of our portfolio assets less debt and preferred stock.  This may be viewed, simply and generalized, as the value of our assets to our common shareholders.  As of the date of the financial information in this report, the value of our portfolio of assets including investments in equity securities and cash is $1,012,885 and from this, are subtracted liabilities and debts of $42,005.  There are no shares of preferred stock outstanding.  The rights of preferred stockholders (at liquidation value) would be included as a deduction if there were any preferred shares outstanding. The NAV is therefore $970,880.  The NAV per Share is $0.0192.

RECENT ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING STANDARDS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning October 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning October 1, 2009. This statement will not have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning October 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement October 1, 2008, and it is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

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

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Double Eagle Holdings, Ltd.

We have audited the accompanying statements of net assets (liabilities), including schedules of investments, of Double Eagle Holdings, Ltd. a business development company (BDC) as of September 30, 2008 and 2007, and the related statements of operations, cash flows, changes in net assets (liabilities) and financial highlights for the years ended September 30, 2008, 2007, and 2006. These financial statements and schedules of investments are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedules of investments based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and schedules of investments referred to above present fairly, in all material respects, the financial position of Double Eagle Holdings, Ltd. a business development company (BDC) as of September 30, 2008 and 2007, and the related statements of operations, cash flows, changes in net assets (liabilities) and financial highlights for the years ended September 30, 2008, 2007, and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note b. to the financial statements, the Company has incurred a loss of $161,637 from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note b.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
December 22, 2008

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

Double Eagle Holdings, Ltd.
Statements of Net Assets (Liabilities)
September 30, 2008 and 2007

	2008	2007

ASSETS
Non-affiliate investments (cost: 2008 - $404,953, 2007 - $164,500)	$575,923	$114,500
Affiliate investments (cost: 2008 - $496,422, 2007 - 0)	368,422	-
	944,345	114,500
Cash and cash equivalents	10,570	8,351
Accounts receivable - portfolio companies	57,970	318

TOTAL ASSETS	1,012,885	123,169

LIABILITIES
Accounts payable	21,839	6,039
Advance from shareholder	20,000	-
Accrued expenses	166	166

Total current liabilities	42,005	6,205
Dividends payable	-	30,946
Preferred stock: $0.001 par value; 12,500 shares authorized; 0 and 2713 shares issued and outstanding at September 30, 2008 and 2007,
respectively; liquidation preference $271,300 in 2007	-	271,300

TOTAL LIABILITIES	42,005	308,451

NET ASSETS (LIABILITIES)	$970,880	$(185,282)

Commitments and contingencies

COMPOSITION OF NET ASSETS (LIABILITIES)
Common stock: $0.001 par value; authorized 100,000,000 shares;
issued and outstanding 50,592,487 shares and 6,375,821 shares at
September 30, 2008 and 2007, respectively	50,592	6,376
Additional paid in capital	9,936,356	8,602,963
Stock subscription receivable	-	(5,000)
Accumulated deficit:
Accumulated net operating loss	(9,064,038)	(8,739,621)
Net realized gain (loss) on investments	5,000	-
Net unrealized appreciation (depreciation) of investments	42,970	(50,000)

NET ASSETS (LIABILITIES)	$970,880	$(185,282)

NET ASSET (LIABILITY) VALUE PER SHARE	$0.0192	$(0.0291)

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Statements of Operations
For the Years Ended September 30, 2008, 2007 and 2006

	2008	2007	2006
Income from operations:
Management income - non-affiliated portfolio companies	$15,000	$-	$-
Management income - affiliated portfolio companies	30,000	-	-
Interest income from non-affiliated portfolio companies	19,402	318	-
	64,402	318	-
Expenses:
Salaries and wages	43,000	3,000	-
Legal and accounting fees	143,940	24,250	-
Director fees	10,000	-	-
Stock transfer and Edgar filing	11,926	3,761	-
Travel and entertainment	5,131	4,758	-
Other general and administrative expense	12,042	750	-

	226,039	36,519	-

Loss before income taxes	(161,637)	(36,201)	-
Income taxes	-	-	-

Net loss from operations	(161,637)	(36,201)	-

Net realized and unrealized gains (losses) in
non-controlled non-affiliated investments:
Net realized gain (loss) on investment, net of income
tax benefit of $0	5,000	-	-
Change in unrealized appreciation (depreciation) of
investments, net of deferred tax expense of $0	92,970	(50,000)	-
Net realized and unrealized gains (losses)	97,970	(50,000)	-
Net decrease in net assets from continuing operations	(63,667)	(86,201)	-
Discontinued operations:
Loss from discontinued operations, net of deferred tax
tax expense of $0	-	(7,535)	(404,668)
Available to common shareholders	(63,667)	(93,736)	(404,668)
Preferred dividends	162,780	-	-
Net decrease in net assets from operations	$(226,447)	$(93,736)	$(404,668)

Net decrease in net assets per share, basic and diluted:
Continuing operations	$(0.0059)	$(0.0315)	$-
Discontinued operations	-	(0.0028)	(4.0867)
Net decrease in net assets per share	$(0.0059)	$(0.0342)	$(4.0867)

Weighted average shares outstanding	38,155,238	2,739,989	99,020

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Statements of Cash Flows
For the Years Ended September 30, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net decrease in net assets from operations	$(226,447)	$(93,736)	$(404,668)
Net decrease in net assets from discontinued operations	-	(7,535)	(404,668)
Net decrease in net assets from continuing operations	(226,447)	(86,201)	-
Adjustments to reconcile net decrease in net assets
from operations to net cash used in operating
activities:
Change in unrealized depreciation of investments	(92,970)	50,000	-
Purchase of investments	(442,374)	(164,500)	-
Proceeds from sale of investment	55,000	-	-
Gain on sale of investment	(5,000)	-	-
Increase in accounts receivable - portfolio companies	(57,652)	(318)	-
Preferred dividends declared	162,780	-	-
Increase in accounts payable and accrued expenses	15,799	314	-
Net cash used in operating activities	(590,864)	(200,705)	-

Cash flows from investing activities:
Cash from discontinued operations	-	1,356	-
Net cash used by investing activities	-	1,356	-

Cash flows from financing activities:
Collection of stock subscription receivable	5,000	-	-
Loan from stockholder	20,000	-	-
Payment of preferred dividends	(67,500)	-	-
Proceeds from sale of common stock	635,583	207,700	-
Net cash provided by financing activities	593,083	207,700	-
Net increase (decrease) in cash and cash equivalents	2,219	8,351	-

Cash and cash equivalents, beginning of year	8,351	-	-

Cash and cash equivalents, end of year	$10,570	$8,351	$-

Supplemental cash flow information:
Cash paid for interest and income taxes:			-
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Investments acquired for common stock	344,500	-	-
Common stock exchanged for preferred stock and accrued
dividends	397,526	-	-

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Statements of Changes in Net Assets (Liabilities)
For the Years Ended September 30, 2008, 2007 and 2006

	2008	2007	2006

Changes in net assets from operations:
Net loss from continuing operations	$(324,417)	$(36,201)	$-
Net loss from discontinued operations	-	(7,535)	(404,668)
Net realized gain (loss) on sale of investments, net	5,000	-	-
Change in net unrealized appreciation (depreciation)
of investments, net	92,970	(50,000)	-

Net decrease in net assets from operations	(226,447)	(93,736)	(404,668)

Capital stock transactions
Common stock issued for cash	635,583	207,700	-
Common stock issued for cash - discontinued operations	-	10,000	-
Common stock issued for investments	344,500	-	-
Common stock issued for preferred stock and
accumulated dividends	397,526	-	-
Collection of stock subscription receivable	5,000	-	-
Liabilities forgiven by the former officers and
shareholders	-	-	709,181
Legal expenses contributed by the former CEO of the
Company	-	-	26,840
Available for sale securities	-	-	(74,470)
Net increase in net assets from stock transactions	1,382,609	217,700	661,551

Net increase (decrease) in net assets	1,156,162	123,964	256,883

Net assets (liabilities) at beginning of year	(185,282)	(309,246)	(566,129)

Net assets (liabilities) at end of year	$970,880	$(185,282)	$(309,246)

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Schedules of Investments
As of September 30, 2008

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

UNAFFILIATED PORTFOLIO INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
750,000	Mar-07	EffTec International, Inc. (Pink Sheets:EFFI);	$125,000	$16,500	2%
	Jun-07	EffTec has developed an Internet-based chiller
		tool which it is installing and selling to its customer
		base
500	Jul-08	Alt Energy, Inc. (private) oil and gas development and
		production company	24,500	24,500	3%
150,000	Jul-08	North American Energy Resources, Inc. (OTCBB:NAEN)
		Oil and gas development and production company	35,529	315,000	32%

			185,029	356,000	37%
LOAN INVESTMENTS
Loan	Sep-07	Line of credit with EffTec International, Inc. with	51,500	51,500	5%
	Dec-07	interest at 12%; due September 30, 2008; EffTec has
		developed and sells an Internet-based chiller tool
Loan	Dec-07	Line of credit with ZATSO, LLC (private) with interest
		at 6%; due September 30, 2009; Zatso is an Internet
		based game developer	168,423	168,423	17%
			219,923	219,923	22%
		Total unaffiliated portfolio investments	404,952	575,923	59%

AFFILIATED PORTFOLIO INVESTMENTS
	Dec-07	Ultimate Social Network, Inc. (private); Ultimate owns
		The Ultimate College Model contest website. The
		contest allows men and women enrolled in college to
		post their pictures and enter a weekly modeling
		contest. Members participate by rating contestants.
60,000 [60%]		Stock investment	320,000	192,000	20%
Loan		6% line-of-credit due September 30, 2009	176,422	176,422	18%
		Total affiliated portfolio investments	496,422	368,422	38%

		Total investments at September 30, 2008	$901,374	944,345	97%
		Cash and other assets, less liabilities		26,535	3%
		Net assets at September 30, 2008		$970,880	100%

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Schedules of Investments
As of September 30, 2007

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

NON-INCOME PRODUCING INVESTMENTS
750,000	Mar-07	EffTec International, Inc. (Pink Sheets:EFFI);	$125,000	$75,000	87%
	Jun-07	EffTec has developed an Internet-based chiller
		tool which it is installing and selling to its customer
		base
			125,000	75,000	87%
LOAN INVESTMENTS
Loan	Sep-07	Line of credit with Signature Energy, Inc. (prrivate)	14,500	14,500	17%
		with interest at 8%; due August 2008; Signature is an
		oil and gas development and production company
Loan	Sep-07	Line of credit with EffTec International, Inc. with	25,000	25,000	29%
		interest at 8%; due August 2008; EffTec has
		developed and sells an Internet-based chiller tool
			39,500	39,500	46%
		Total investments at September 30, 2007	$164,500	114,500	133%
		Cash and other assets, less liabilities		(28,482)	-33%
		Net assets at September 30, 2007		$86,018	100%

See accompanying notes to financial statements.

Double Eagle Holdings, Ltd.
Notes to Financial Statements

1.	NATURE OF BUSINESS

a.	ORGANIZATION

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

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization.  The Company's common stock now trades on the Over-The-Counter Bulletin Board under the symbol DEGH. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. ("Onspan").

As of June 21, 2006, substantially all of the Company’s debt ($709,181) was forgiven or assumed by the Company’s former CEO and other shareholders and the Company sold its remaining subsidiary, OnSpan SmartHouse, Inc.  The $709,181 in obligations was recorded as a contribution to capital of the Company.

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

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company incurred a loss from operations of $161,637, realized a gain of $5,000, declared all undeclared preferred dividends of $162,780, and recognized an unrealized gain on investments of $92,970 during the year ended September 30, 2008.  At September 30, 2008, current assets, excluding investments, are $68,540, of which $57,970 is accounts receivable for management fees and accrued interest from portfolio companies.  Current liabilities are $42,005.

The Company can raise up to $5,000,000 pursuant to its Form 1-E each year and could raise this amount before the September 2009 expiration of the current Form 1-E.  The Company has demonstrated an ability to raise funds as needed to fund operations and investments to complete its business plan.  However, there can be no assurance that the planned sale of common stock will provide sufficient funding to develop the Company’s current business plan.

These conditions raise some doubt about the Company’s ability to continue as a going concern.  However, the funds raised to date substantially eliminate the likelihood that the Company will not continue as a going concern.

c.	INVESTMENT COMPANY

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

Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123R (Revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method for all stock options issued.  SFAS 123R requires measurement of compensation cost for all options granted based on fair value on the date of grant and recognition of compensation over the service period for those options expected to vest.  The Company did not grant any options during the years ended September 30, 2008, 2007 and 2006.

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

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

 In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning October 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning October 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company will adopt SFAS No. 159 beginning October 1, 2008 and is currently evaluating the potential impact the adoption of this pronouncement will have on its financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this statement October 1, 2008, and it is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The Board of Directors has valued the 750,000 shares of common stock at the closing price on September 30, 2008 and has valued the investment at $16,500.  In addition, the Company has a secured line of credit loan due from EffTec in the amount of $51,500 with interest at 12%, which is due on September 30, 2009.  The loan is convertible into borrowers common stock based on a conversion rate of $0.05 per share.  The Board of Directors has valued the loan at its balance of $51,500 at September 30, 2008.

Alt Energy, Inc. (Private) is an oil and gas development and production company with operations in northeastern Oklahoma.  The Company issued 500,000 shares of its common stock to acquire 500 shares (5%) of Alt.  At the time of the transaction, the Company’s shares were valued at $24,500.  The Board of Directors has valued this recent investment at its cost of $24,500 at September 30, 2008.

North American Energy Resources, Inc. (OTCBB: NAEN) is an oil and gas development and production company with operations in northeastern Oklahoma.  Our investment came from converting our note receivable and accrued interest in the total amount of $35,529 from Signature Energy, Inc. into 150,000 shares of NAEN.  NAEN acquired Signature at the end of July 2008.  The Board of Directors has valued the stock at the closing price on September 30, 2008 of $315,000.

ZATSO, LLC (private) is an Internet based game developer, which is still in the development stage.  The Company has a 6% line of credit due from ZATSO on September 30, 2009.  The Board of Directors has valued this loan at its book value of $168,423 at September 30, 2008.

AFFILIATED PORTFOLIO INVESTMENTS

The Company acquired 60,000 shares (60%) of Ultimate Social Network, Inc. (“USN”) in December 2007 in exchange for 6,400,000 shares of its common stock.  The investment was valued at the price at which the Company was selling its shares pursuant to its 1-E of $0.05 per share.  In addition the Company has a 6% line-of-credit with USN with a balance of $176,422 at September 30, 2008.  USN presently owns “The Ultimate College Model” contest website which has been operating on a test basis since March 2007.  The Ultimate College Model contest allows men and women that are enrolled in any college or university to post their pictures and enter into the weekly modeling contest.  People that join as members of the website participate by rating the contestants and voting for their favorites.  The website also allows for online chatting between members and contestants.  The Board of Directors valued the stock at $192,000, a 40% discount to the initial cost, which is based on recent market activity, and the loan at its book value of $145,522, at September 30, 2008.

4.            DISCONTINUED OPERATIONS

Discontinued operations include the results of operations for the Company and Onspan SmartHouse, Inc., a wholly owned subsidiary until September 2006, prior to the Company electing to become a BDC.  Results of discontinued operations are as follows:

	2007	2006

Revenues	$-	$-

Net loss from operations	$(7,535)	$(404,668)

Net loss per share, basic and diluted	$(0.0028)	$(4.0867)

5.            INCOME TAXES

During the years ended September 30, 2008, 2007 and 2006, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2008	2007	2006

Computed "expected" income tax (benefit)	$(21,600)	$(31,900)	$(138,300)
State income taxes, net of federal benefit	(2,300)	(3,400)	(14,800)
Travel and entertainment	-	100	-
Available for sale securities	-	-	44,900
Valuation allowance	23,900	35,200	108,200
	$-	$-	$-

Significant components of deferred income tax assets are as follows:

	2008	2007

Net operating loss carryforwards	$828,500	$771,400
Capital loss carryforwards	6,100	176,600
Investments	(16,200)	17,000
Total deferred tax assets	818,400	965,000
Valuation allowance	(818,400)	(965,000)
Net deferred tax assets	$-	$-

The Company has a net operating loss carryforward of approximately $2,205,000, which will expire at various dates beginning in 2022 through 2027, if not utilized.  The Company has a capital loss carryforward of $16,148 which expires in 2011.

6.            PREFERRED STOCK

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

At September 30, 2008 and 2007, the Company had 100,000,000 shares authorized and 50,592,487 and 6,375,821 shares issued and outstanding, respectively, of its $0.001 par value common stock.

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

8.	RELATED PARTY TRANSACTIONS

The Company’s CEO was paid $19,500 and $3,000 in consulting fees in 2008 and 2007, respectively.

A shareholder has made a non-interest bearing loan to the Company of $20,000 at September 30, 2008.

9.	EMPLOYEE INCENTIVE STOCK OPTION AGREEMENTS

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

Options to purchase 378,000 shares are available at September 30, 2008.  There has been no option activity during the two years ended September 30, 2008.

10.          SUBSEQUENT EVENT

On December 18, 2008, the Company filed a preliminary information statement on Form 14C which is notification that the board of directors (“Board”) has recommended and a majority of the shareholders of the Company have voted to approve an authorization for the Board to withdraw the Company’s election to be treated as a BDC under the 1940 Act.  The Company expects to file Form N-54C with the SEC and withdraw its election to be registered as a BDC at such time as the Board determines that it is in the best interest of the Company and its shareholders to do so.

Double Eagle Holdings, Ltd.
Financial Highlights
For the Years Ended September 30, 2008, 2007 and 2006

	2007	2007	2006

PER SHARE INFORMATION
Net asset value, beginning of year	$(0.0291)	$(3.1231)	$(5.7173)
Net decrease from operations (a)	(0.0085)	(0.0160)	(4.0867)
Liabilities forgiven by former officer and
shareholders	-	-	7.4331
Net change in realized gain (loss) and unrealized
appreciation (depreciation) of investments, net	0.0026	(0.0182)	-
Net increase from stock transactions	0.0542	3.1282	(0.7522)

Net asset value, end of year	$0.0192	$(0.0291)	$(3.1231)

Per share market value:
Beginning of period	$0.12	$4.44	$1.78
End of period	$0.04	$0.12	$4.44

Investment return, based on market prices
at end of period	-67%	-97%	149%

RATIOS/SUPPLEMENTAL DATA
Net assets, end of year	970,880	(185,282)	(309,246)
Average net assets	545,806	(206,030)	(677,729)
Annualized ratio of expenses to average net assets	41%	-18%	(b)
Annualized ratio of net decrease in net assets
from operations to average net assets	-41%	45%	(b)

Common stock outstanding at end of year	50,592,487	6,375,821	99,020
Weighted average shares outstanding during year	38,155,238	2,739,989	99,020

(a)  Includes discontinued operations and preferred dividends
(b)  Discontinued operations only

See accompanying notes to financial statements.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008, and, based on its evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective as of September 30, 2008.

(b)  Changes in Internal Controls

During the fourth quarter of our fiscal year ended September 30, 2008, there was no change in our internal control and procedures over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting.  As defined by the SEC, internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The Company’s internal control over financial reporting is supported by written policies and procedures that:  (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations which may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2008.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2008, due primarily to a lack of segregation of duties.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

ITEM 9B:      OTHER INFORMATION

Pursuant to General Instruction B of Form 8-K, any reports previously or in the future submitted under Item 2.02 (Results of Operations and Financial Condition) are not deemed to be “filed” for the purpose of Section 18 of the Securities Exchange Act of 1934 and the Company is not subject to the liabilities of that section, unless the Company specifically states that the information is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or Exchange Act.  If a report on Form 8-K contains disclosures under Item 2.02, whether or not the report contains disclosures regarding other items, all exhibits to such report relating to Item 2.02 will be deemed furnished, and not filed, unless the registrant specifies, under Item 9.01 (Financial Statements and Exhibits), which exhibits, or portions of exhibits, are intended to be deemed filed rather than furnished pursuant to this instruction.  The Company is not incorporating, and will not incorporate, by reference these reports into a filing under the Securities Act of 1933, as amended, or the Exchange Act of 1934, as amended.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees as of September 30, 2008 together with the year such positions were assumed.  There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.  Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected.  The Company currently has four Directors.  The Board of Directors does not expect to appoint additional Directors until a potential acquisition is identified.

NAME	AGE	POSITION

M.E. “Hank” Durschlag	45	President, CEO and Director since March 30, 2007

Ross E. Silvey	79	Independent Director since March 30, 2007

Erik S. Phillips	38	Independent Director since December 2007

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

Ross E. Silvey
Dr. Silvey was elected as an outside Director of the Company on March 30, 2007.  Dr. Silvey has owned and operated franchised automobile businesses, finance companies and insurance companies for over thirty years.  Dr. Silvey has taught as an adjunct or full-time professor most of the courses in the upper division and MBA programs at the University of Tulsa, Oral Roberts University, Langston University and Southern Nazarene University.  His formal education is an MBA from the Harvard Business School.  He has also been awarded the Ph.D. degree from the Walden Institute of Advance Studies.  Dr. Silvey serves as Chairman of the Audit Committee.  Dr. Silvey is also a director of Global Beverage Solutions, Inc.

Erik S. Phillips
Erik Phillips has spent over 15 years in the fields of corporate logistics and distribution management.  Mr. Phillips is currently employed by Clarion Technologies as Manager of logistical operations.  During his career he has managed distribution operations well in excess of one hundred million dollars for companies such as RoadWay Express, Intex Corporation, Jacobson Companies, and Confluence Watersports.  Mr. Phillips also consults with companies with regard to computerized inventory control and distribution, and distribution personnel staffing and management.  Erik Phillips is a graduate of Clemson University, Clemson, South Carolina, where he received a Bachelors of Science Degree in Business and Operations Management   Mr. Phillips was a member of the Clemson University Football Team (1988-92), and is a member of the Clemson University Letterman's Club.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers, directors and persons who own more than ten percent of our common stock to file initial reports of ownership and changes in ownership with the SEC.  Additionally, SEC regulations require that we identify any individuals for whom one of the referenced reports was not filed on a timely basis during the most recent fiscal year or prior fiscal years.  To the best of our knowledge, based solely on a review of reports furnished to us, there were no delinquent filings during the year.

CODE OF ETHICS

The Board of Directors of the Company initially adopted a Code of Ethics which was effective November 1, 2003, which has now been updated to include the requirements of a BDC.

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

a.	Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended September 30, 2008.

ANNUAL COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Total

M.E. “Hank” Durschlag	2008	$19,500	None	$19,500
Chairman of the Board,	2007	$3,000	N/A	$3,000
President, CEO and CFO	2006	N/A	N/A	N/A
Since March 30, 2007

Michael D. Pruitt	2008	N/A	N/A	N/A
Chairman of the Board,	2007	None	None	None
President, CEO and CFO	2006	None	None	None
Since September 22, 2006
Until March 30, 2007

Herbert Tabin	2008	N/A	N/A	N/A
Chairman of the Board	2007	N/A	N/A	N/A
And CEO from July 25,	2006	None	None	None
2000 until September
22, 2006

Marissa Dermer	2008	N/A	N/A	N/A
CFO from September	2007	N/A	N/A	N/A
2000 until September	2006	None	None	None
21, 2006

There is no immediate family relationship between or among the current Director and Executive Officer.  Previously, Ms. Dermer who was CFO is the sister-in-law of Mr. Tabin who was CEO.  Compensation accrued for Mr. Tabin and Ms. Dermer was not paid and was forgiven as a part of the Release and Settlement Agreement discussed in Note 1 to the financial statements.

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

b.	Grants of plan-based awards table

There were no grants of plan-based awards during the year for the named individuals.

c.	Outstanding equity awards at fiscal year-end table

There were no outstanding equity awards at fiscal year-end for the named individuals.

d.	Option exercises and stock vested table

There were no option exercises during the year and no stock vested at fiscal year-end for the named individuals.

e.	Pension benefits

There are no pension plans.

f.	Nonqualified defined contribution and other nonqualified deferred compensation plans

There are no nonqualified defined contribution or other nonqualified deferred compensation plans.

g.	Potential payments upon termination or changes-in-control

There are no potential payments upon termination or changes-in-control for the named individuals.

h.	Compensation of directors

Directors Fee
Earned or Paid
Name	In Cash ($)

M.E. “Hank” Durschlag	$-

Ross E. Silvey	10,000

Erik S. Phillips	-

Director compensation commenced in December 2007.  Dr. Silvey receives $1,000 per month as a Director and Chairman of the Audit Committee.

The columns for stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted as there was no other form of compensation for the directors.

i.	Compensation committee interlocks and insider participation

The outside Directors serve on the compensation committee.

j.	Compensation committee report

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table indicates all persons who, as of November 18, 2008, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of November 18, 2008, there were 50,592,487 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner *	Beneficial Owner	% of Class

Common	Adam Adler	4,000,000	7.91%

Common	Avenel Financial Group, Inc.	2,580,000	5.10%

* The address for each beneficial owner is in care of Double Eagle Holdings, Ltd., 7633 E 63rd Place, Suite 220, Tulsa, OK  74133.

SECURITY OWNERSHIP OF MANAGEMENT
The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of November 18, 2008, the most recent practicable date.  As of November 18, 2008, there were 50,592,487 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.  The address of all officers and directors is in care of the Company at 7633 E 63rd Place, Suite 220, Tulsa, OK  74133.

		Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	M.E. “Hank” Durschlag	1,000,000	1.98%

Common	Ross E. Silvey	-	*

Common	Erik S. Phillips	-	*

Common	All officers and directors as a	1,000,000	1.98%
	Group (3 persons)

*	Less than 1%.

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

The maximum aggregate number of shares of common stock available for issuance under the Stock Incentive Plan is 378,000 shares. At September 30, 2006, all options to purchase shares of the Company's common stock outstanding under the Stock Incentive Plan were cancelled pursuant to the Release and Settlement Agreement discussed in Note 1 to the financial statements. The shares of common stock available for issuance under the Stock Incentive Plan are subject to adjustment for any stock dividend or distribution, recapitalization, merger, consolidation, split-up, combination, exchange of shares or the like. Shares issued may consist in whole or in part of authorized but unissued shares or treasury shares. Shares tendered by a participant as payment for shares issued upon exercise of an option shall be available for issuance under the Stock Incentive Plan.

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

The Company’s CEO was paid $19,500 and $3,000 in 2008 and 2007, respectively.

A stockholder made a non-interest bearing loan to the Company at September 30, 2008 in the amount of $20,000.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

The aggregate audit fees billed by Moore & Associates, Chartered for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements for the fiscal years ended September 30, 2008 and 2007 was $7,500 and $5,250, respectively.

AUDIT RELATED FEES: None.

TAX FEES: Not applicable.

OTHER FEES: None.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following financial statements of Double Eagle Holdings, Ltd. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Statements of Net Assets (Liabilities) at September 30, 2008 and 2007
•	Statements of Operations – For the years ended September 30, 2008, 2007 and 2006
•	Statements of Cash Flows – For the years ended September 30, 2008, 2007 and 2006
•	Statements of Changes in Net Assets (Liabilities) – For the years ended September 30, 2008, 2007 and 2006
•	Schedule of Investments – At September 30, 2008 and 2007
•	Notes to the Financial Statements
•	Financial Highlights - For the years ended September 30, 2008, 2007 and 2006

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 29, 2008.

DOUBLE EAGLE HOLDINGS, LTD.

By:	/s/ M.E. “Hank” Durschlag
M.E. “Hank” Durschlag, Chairman,
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

December 29, 2008	Chairman, Chief Executive Officer	/s/ M.E. “Hank” Durschlag
	and Chief Financial Officer	M.E. “Hank” Durschlag

December 29, 2008	Director	/s/ Ross E. Silvey
Ross E. Silvey

December 29, 2008	Director	/s/ Erik S. Phillips
Erik S. Phillips