Form 10-Q
period 2008-12-31
Double Eagle Holdings, Ltd.
filed 2009-02-12
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: December 31, 2008

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐.

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of December 31, 2008 was 50,925,820.

DOUBLE EAGLE HOLDINGS, LTD.

PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Net Assets
December 31, 2008 and September 30, 2008

	December 31,	September 30,
	2008	2008
	(Unaudited)
ASSETS
Investments in portfolio companies:
Unaffiliated issuers (cost $404,953 at December 31, 2008 and at
September 30, 2008)	$368,923	$575,923
Affiliated issuers (cost $507,922 at December 31, 2008 and $496,422 at
September 30, 2008)	379,922	368,422
Total investments	748,845	944,345
Cash and cash equivalents	5,729	10,570
Accounts receivable - portfolio companies	84,373	57,970
TOTAL ASSETS	838,947	1,012,885
LIABILITIES
Accounts payable	35,441	21,839
Accrued expenses	-	166
Advance from shareholder	25,000	20,000
TOTAL CURRENT LIABILITIES	60,441	42,005
NET ASSETS	$778,506	$970,880

Commitments and contingencies

COMPOSITION OF NET ASSETS:
Common stock, $.001 par value; authorized 100,000,000 shares; 50,925,820 shares and 50,592,487 shares issued and outstanding at December 31, 2008
and September 30, 2008, respectively	$50,926	$50,592
Additional paid-in capital	9,946,023	9,936,356
Accumulated deficit:
Accumulated net operating loss	(9,059,413)	(9,064,038)
Net realized gain (loss) on investments	5,000	5,000
Net unrealized appreciation (depreciation) of investments	(164,030)	42,970
NET ASSETS	$778,506	$970,880

NET ASSET VALUE PER SHARE	$0.0153	$0.1523

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Operations
Three Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007
Income from operations:
Management income:
Affiliate	$15,000	$-
Non-affiliate	7,500	-
	22,500	-
Interest income:
Affiliate	2,839	100
Non-affiliate	4,162	1,513
	7,001	1,613
Total income	29,501	1,613
Expenses:
Officer and employee compensation and benefits	6,000	1,500
Professional fees	14,000	55,140
Shareholder services and communications	1,832	2,457
Director fees	3,000	1,000
Other general and administrative expense	44	1,973
	24,876	62,070
Loss before income taxes and realized and unrealized losses	4,625	(60,457)
Income taxes	-	-
Loss from operations	4,625	(60,457)

Net realized and unrealized gains (losses):
Net realized gain (loss) on investments, net of income taxes
of $0	-	-
Change in unrealized appreciation (depreciation) of portfolio
investments, net of deferred income taxes of $0	(207,000)	(43,125)
Net realized and unrealized gains (losses)	(207,000)	(43,125)
Net increase (decrease) in net assets from operations	$(202,375)	$(103,582)

Net increase (decrease) in net assets from operations
per share, basic and diluted	$(0.0040)	$(0.0087)

Weighted average shares outstanding	50,795,385	11,876,691

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Cash Flows
Three Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007
Operating activities:
Net increase (decrease) in net assets from operations	$(202,375)	$(103,582)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in unrealized (appreciation) depreciation of
portfolio investments	207,000	43,125
Investments in portfolio companies	(11,500)	(142,477)
Changes in operating assets and liabilities:
Accounts receivable from portfolio companies	(26,403)	(1,613)
Accounts payable and accrued expenses	13,436	31,632
Net cash used in operating activities	(19,842)	(172,915)
Investing activities:
Net cash used in investing activities	-	-
Financing activities:
Common stock issued for cash	10,000	359,500
Loan from shareholder	5,000	-
Net cash used in investing activities	15,000	359,500
Net increase (decrease) in cash and cash equivalents	(4,842)	186,585
Cash and cash equivalents, beginning of period	10,570	8,350
Cash and cash equivalents, end of period	$5,728	$194,935

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-
Income taxes	-	-

Non-cash investing and financing activities:
Common stock issued to acquire investment	-	320,000
Common stock issued for stock subscription receivable	-	6,000

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Condensed Statements of Changes in Net Assets
Three Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007
Changes in net assets from operations:
Net earnings (loss) from operations	$4,625	$(60,457)
Net realized gain (loss) on sale of investments, net	-	-
Change in net unrealized appreciation (depreciation)
of investments, net	(207,000)	(43,125)
Net increase (decrease) in net assets from operations	(202,375)	(103,582)

Capital stock transactions:
Common stock sold for cash	10,000	359,500
Rounding	1	-
Common stock issued for investment	-	320,000
Net increase in net assets from stock transactions	10,001	679,500
Net increase in net assets	(192,374)	575,918
Net assets (liabilities), beginning of period	970,880	(185,282)
Net assets, end of period	$778,506	$390,636

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD.
Financial Highlights
Three Months Ended December 31, 2008 and 2007
(Unaudited)

	2008	2007

PER SHARE INFORMATION
Net asset (liability) value, beginning of period	$0.0192	$(0.0291)
Net increase (decrease) from operations	0.0001	(0.0051)
Net change in realized gains (losses) and unrealized
appreciation (depreciation) of investments, net	(0.0041)	(0.0036)
Net increase (decrease) from stock transactions	0.0001	0.0572
Net asset value, end of period	$0.0153	$0.0194

Per share market value:
Beginning of period	$0.04	$0.12
End of period	0.10	0.23
Investment return, based on change in market price
during the period (1)	150.0%	91.7%

RATIOS/SUPPLEMENTAL DATA
Net assets (liabilities), end of period	$778,506	$390,636
Average net assets (liabilities)	925,614	56,376
Annualized ratio of expenses to average net assets	10.8%	440.00%
Annualized ratio of net increase (decrease) in net assets from
operations to average net assets	-87.5%	-735.00%
Shares outstanding at end of period	50,925,820	20,085,821
Weighted average shares outstanding during period	50,795,385	11,876,691

(1) Periods of less than one year are not annualized

See accompanying notes to condensed financial statements.

Double Eagle Holdings, Ltd.
Schedules of Investments
As of December 31, 2008

					Percent
Shares/	Quarter		Original	Fair	Net
Interest	Acquired		Cost	Value	Assets

UNAFFILIATED PORTFOLIO INVESTMENTS

NON-INCOME PRODUCING INVESTMENTS
750,000	Mar-07	EffTec International, Inc. (Pink Sheets:EFFI);	$125,000	$45,000	6%
	Jun-07	EffTec has developed an Internet-based chiller
		tool which it is installing and selling to its customer
		base
500	Jul-08	Alt Energy, Inc. (private) oil and gas development and
		production company	24,500	24,500	3%
150,000	Jul-08	North American Energy Resources, Inc. (OTCBB:NAEN)
		Oil and gas development and production company	35,529	79,500	10%

			185,029	149,000	19%
LOAN INVESTMENTS
Loan	Sep-07	Line of credit with EffTec International, Inc. with	51,500	51,500	7%
	Dec-07	interest at 12%; due September 30, 2008; EffTec has
		developed and sells an Internet-based chiller tool
Loan	Dec-07	Line of credit with ZATSO, LLC (private) with interest
		at 6%; due September 30, 2009; Zatso is an Internet
		based game developer	168,423	168,423	22%
			219,923	219,923	29%
		Total unaffiliated portfolio investments	404,952	368,923	48%

AFFILIATED PORTFOLIO INVESTMENTS
	Dec-07	Ultimate Social Network, Inc. (private); Ultimate owns
		The Ultimate College Model contest website. The
		contest allows men and women enrolled in college to
		post their pictures and enter a weekly modeling
		contest. Members participate by rating contestants.
60,000 [60%]		Stock investment	320,000	192,000	25%
Loan		6% line-of-credit due September 30, 2009	187,922	187,922	24%
		Total affiliated portfolio investments	507,922	379,922	49%

		Total investments at December 31, 2008	$912,874	748,845	97%
		Cash and other assets, less liabilities		29,661	4%
		Net assets at December 31, 2008		$778,506	101%

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

DOUBLE EAGLE HOLDINGS, LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:           ORGANIZATION

HISTORY OF BUSINESS
Double Eagle Holdings, Ltd. (the “Company”) was originally incorporated in 1985 in Nevada.  Its securities now trade on the Over-The-Counter Bulletin Board under the symbol DEGH.

Double Eagle Holdings, Ltd. filed a notification under Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) on April 5, 2007, indicating its election to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”).  Accordingly, commencing with the Form 10-Q for June 30, 2007, the Company began filing as a BDC.

On January 20, 2009, the Company filed a notification under Form N54C with the SEC indicating its election to withdraw from being regulated as a BDC under the 1940 Act.  Accordingly, commencing with the quarterly report for the quarter ending March 31, 2009, the Company will file as an operating company and will file consolidated financial reports with its majority owned subsidiaries.

BASIS OF PRESENTATION
The financial statements included herein at December 31, 2008 and September 30, 2008 and for the three months ended December 31, 2008 and 2007, include the accounts of the Company.

The financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the SEC for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Although the nature of the Company’s operations and its reported financial position, results of operations, and its cash flows are dissimilar for the periods prior to and subsequent to its becoming an investment company, its financial position as of December 31, 2008 and September 30, 2008 and its operating results, cash flows and changes in net assets for the three months ended December 31, 2008 and 2007 are presented in the accompanying financial statements pursuant to Article 6 of Regulation S-X. In addition, the accompanying footnotes, although different in nature as to the required disclosures and information reported therein, are also presented as they relate to each of the above referenced periods.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2008, which is included in the Company's Form 10-K for the year ended September 30, 2008. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete fiscal year.

The operating results for the three months ended December 31, 2008 and 2007, reflects the Company’s results as a BDC under the 1940 Act.

GOING CONCERN
The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had earnings from operations of $4,625 and recognized an unrealized loss on investments of $207,000 during the three months ended December 31, 2008.  At December 31, 2008, current assets, excluding investments, are $90,102, of which $84,373 is accounts receivable for management fees and accrued interest from portfolio companies.  Current liabilities are $60,441.

The Company expects to raise necessary capital from the private placement of its restricted common stock.  The Company has demonstrated an ability to raise funds as needed to fund operations and investments to complete its business plan.  However, there can be no assurance that the planned sale of common stock will provide sufficient funding to develop the Company’s current business plan.

These conditions raise some doubt about the Company’s ability to continue as a going concern.  However, the funds raised to date substantially eliminate the likelihood that the Company will not continue as a going concern.

BUSINESS DEVELOPMENT COMPANY
Double Eagle Holdings, Inc. filed a notification under Form N54a with the SEC on April 5, 2007, indicating its election to be regulated as a BDC under the 1940 Act.  Accordingly, commencing with the Form 10-Q for June 30, 2007, the Company began filing as a BDC.  In connection with this election, the Company adopted corporate resolutions and operated as a closed-end management investment company as a BDC.  Under this election, the Company was organized to provide investors with the opportunity to participate, with a modest amount in venture capital, in investments that are generally not available to the public and that typically require substantially larger financial commitments. In addition, the Company provided professional management and administration that might otherwise be unavailable to investors if they were to engage directly in venture capital investing.  The Company decided to be regulated as a BDC under the 1940 Act, and operated as a non-diversified company as that term is defined in Section 5(b)(2) of the 1940 Act.  The Company at all times conducted its business so as to retain its status as a BDC.   The Company may not change the nature of its business so as to cease to be, or withdraw its election as, a BDC without the approval of the holders of a majority of its outstanding voting stock as defined under the 1940 Act.

With the approval of a majority of its outstanding voting stock, the Company elected to cease being regulated as a BDC under the 1940 Act and filed Form N54C on January 20, 2009 to withdraw its election.

FISCAL YEAR
Fiscal 2009 refers to periods in the year ending September 30, 2009.  Fiscal 2008 refers to periods in the year ended September 30, 2008.

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

The Company’s Board of Directors has valued its investments as follows at December 31, 2008:

UNAFFILIATED PORTFOLIO INVESTMENTS

EffTec International, Inc. (EFFI) has developed Internet-based software for chillers which monitors chiller operating data, calculates performance, diagnoses the cause of chiller inefficiencies, notifies plant contacts when problems occur and recommends corrective action when necessary.  The Company currently owns 750,000 shares with a cost of $125,000.  Based on the closing price on December 31, 2008, the Board of Directors has valued the investment at $45,000.

On April 1, 2008, the Company amended its line-of-credit with EFFI.  The amended line of credit has an interest rate of 12% and a balance of $51,500 at December 31, 2008, and is convertible into EFFI common stock.  The Board of Directors has valued this investment at $51,500.

Alt Energy, Inc. (Private) is an oil and gas development and production company with operations in northeastern Oklahoma.  The Company issued 500,000 shares of its common stock to acquire 500 shares (5%) of Alt.  At the time of the transaction, the Company’s shares were valued at $24,500.  The Board of Directors has valued this recent investment at its cost of $24,500 at December 31, 2008.

North American Energy Resources, Inc. (OTCBB: NAEN) is an oil and gas development and production company with operations in northeastern Oklahoma.  Our investment came from converting our note receivable and accrued interest in the total amount of $35,529 from Signature Energy, Inc. into 150,000 shares of NAEN.  NAEN acquired Signature at the end of July 2008.  The Board of Directors has valued the stock at the closing price on December 31, 2008 of $79,500.

The Company has a 6% line-of-credit with ZATSO, LLC with a balance of $168,423 at December 31, 2008.  ZATSO is an Internet based game developer.  The Board of Directors has valued this investment at $168,423 at December 31, 2008.

AFFILIATED PORTFOLIO INVESTMENTS

The Company acquired 60,000 shares (60%) of Ultimate Social Network, Inc. (“USN”) in December 2007 in exchange for 6,400,000 shares of its common stock.  The investment was valued at the price at which the Company was selling its shares pursuant to its 1-E of $0.05 per share.  In addition the Company has a 6% line-of-credit with USN with a balance of $187,922 at December 31, 2008.  USN presently owns “The Ultimate College Model” contest website which has been operating on a test basis since March 2007.  The Ultimate College Model contest allows men and women that are enrolled in any college or university to post their pictures and enter into the weekly modeling contest.  People that join as members of the website participate by rating the contestants and voting for their favorites.  The website also allows for online chatting between members and contestants.  The Board of Directors valued the stock at $192,000, a 40% discount to the initial cost, which is based on recent market activity, and the loan at its book value of $187,922, at December 31, 2008.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management's  Discussion  and  Analysis  of  Financial  Condition and Results of Operations discusses our financial statements, which have been prepared  in  accordance  with  accounting  principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments in portfolio companies, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The  most  significant  accounting  estimates  inherent  in  the preparation  of our financial statements include estimates as to the appropriate carrying  value of certain assets and liabilities which are not readily apparent from  other sources, such as the investments in portfolio companies.  These  accounting  policies  are  described  at relevant sections  in  this  discussion  and  analysis  and  in  the  "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended September 30,  2008.

PLAN OF OPERATION

On April 5, 2007, we filed a notification under Form N54a with the SEC indicating our election to be regulated as a BDC under the 1940 Act.

On January 20, 2009, we filed a notification under Form N54C with the SEC indicating our withdrawal of our election to be regulated as a BDC under the 1940 Act.

Subsequent to the filing of the Form N-54C with the SEC, the Company intends to pursue a business model whereby it would acquire majority ownership stakes in Internet development companies (the "New Business Model"). In this regard, the Company would remain active in its two majority owned Internet development companies, Ultimate Social Network, Inc. and Zatso, LLC.

Under the New Business Model, the Company will at all times conduct its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended December 31, 2008, net assets decreased to $778,506 from $970,880 at September 30, 2008. The primary reason for the decrease is the reduction in the value of our investment in North American Energy Resources, Inc.

Our withdrawal from being regulated and reporting as a BDC eliminates the availability of the 1-E to raise capital through sale of free trading common shares.  We will need some capital in 2009 which we expect to raise through private placements of our restricted common stock.

RESULTS OF OPERATIONS

Comparison of three months ended December 31, 2008 and 2007 –

Revenues – We accrued interest income from our loan investments in the amount of $7,001 ($2,839 from an affiliate) during the three months ended December 31, 2008, and billed management fees of $22,500 ($15,000 from an affiliate) to portfolio companies.  We had interest income in the prior year period of $1,613 ($100 from an affiliate).

Costs and expenses decreased from $62,070 in the fiscal 2008 period to $24,876 in the fiscal 2009 period.  Professional fees declined $41,000, accounting for the majority of the difference.

The Company recognized unrealized depreciation of $207,000 and 43,125 on its portfolio company investments during fiscal 2009 and 2008, respectively.

Net Asset Value

As a BDC, certain of our activities and disclosures are made in reference to Net Asset Value (“NAV”) which is the value of our portfolio assets less debt and preferred stock.  This may be viewed, simply and generalized, as the value of our assets available to our common stock holders.  As of the date of the financial information in this report, the value of our portfolio of assets including investments and securities in portfolio companies and cash is $838,947 and from this, are subtracted liabilities and debts of $60,441.  The preferred stock has been redeemed; accordingly, there is no amount to subtract for the rights of preferred shareholders.  The NAV is therefore $778,506.  The Net Asset Value per Share (“NAV/S”) is calculated by dividing the NAV by the number of common shares outstanding (50,925,820).  The NAV/S is $0.0153.

Our Plan of Operation for the Next Twelve Months

Management’s Analysis of Business

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had earnings from operations of $4,625 and recognized an unrealized loss on investments of $207,000 during the three months ended December 31, 2008.  At December 31, 2008, current assets, excluding investments, are $90,102, of which $84,373 is accounts receivable for management fees and accrued interest from portfolio companies.  Current liabilities are $60,441.

The Company expects to raise necessary capital from the private placement of its restricted common stock.  The Company has demonstrated an ability to raise funds as needed to fund operations and investments to complete its business plan.  However, there can be no assurance that the planned sale of common stock will provide sufficient funding to develop the Company’s current business plan.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2008.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended December 31, 2008, we issued 333,333 shares of our restricted common stock in exchange for $10,000 in cash, in a private placement.

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

DOUBLE EAGLE HOLDINGS, LTD.

February 12, 2009	By: /s/M.E. Durschlag
M.E. Durschlag, President,
Chief Executive Officer and
Chief Financial Officer