Form 10-Q
period 2009-03-31
Double Eagle Holdings, Ltd.
filed 2009-05-20
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: March 31, 2009

Commission File Number: 000-22991

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒ Smaller reporting company ☐.

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of March 31, 2009 was 50,925,820.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)

INDEX
			Page No.
Part I		Financial Information

	Item 1:	Condensed Consolidated Financial Statements (Unaudited)

		Balance Sheets as of March 31, 2009 and September 30, 2008	3
		Statements of Operations – For the Three Months Ended March 31, 2009 and 2008	4
		Statements of Operations – For the Six Months Ended March 31, 2009 and 2008 and from inception (January 20, 2009) through March 31, 2009	5
		Statements of Cash Flows – For the Six Months Ended March 31, 2009 and 2008 and from inception (January 20, 2009) through March 31, 2009	6
		Notes to Financial Statements	7
	Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
	Item 3:	Quantitative and Qualitative Disclosure about Market Risk	17
	Item 4:	Controls and Procedures	17

Part II		Other Information	18

	Item 1:	Legal Proceedings
	Item 1A:	Risk Factors
	Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds
	Item 3:	Defaults Upon Senior Securities
	Item 4:	Submission of Matters to a Vote of Security Holders
	Item 5:	Other Information
	Item 6:	Exhibits
	Signatures
	Exhibits

PART 1:  FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Balance Sheets
March 31, 2009 (Unaudited) and September 30, 2008

	March 31,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,550	$10,886
Accounts receivable	22,550	15,720
Marketable equity securities, less unrealized loss of $137,130 at March 31,
2009 and unrealized gain of $170,970 at September 30, 2008	23,400	331,500
TOTAL CURRENT ASSETS	47,500	358,106
Notes and accrued interest receivable	233,672	228,537
Investments at cost	24,500	24,500
Website costs in progress	173,825	173,825
	$479,497	$784,968
LIABILITIES
Accounts payable	53,139	32,609
Accrued expenses	860	166
Advance from shareholder	25,000	20,000
TOTAL CURRENT LIABILITIES	78,999	52,775
Minority interest

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; authorized 100,000,000 shares; 50,925,820 shares and 50,592,487 shares issued and outstanding at March 31, 2009
and September 30, 2008, respectively	50,926	50,592
Additional paid-in capital	9,946,023	9,936,356
Accumulated deficit	(9,596,451)	(9,254,755)
Total stockholders' equity	400,498	732,193
Total liabilities and stockholders' equity	$479,497	$784,968

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	2009	2008
Revenue
Management income	$-	$-
Total income	-	-
Expenses:
General and administrative expense	17,453	76,903
	17,453	76,903
Loss from operations	(17,453)	(76,903)
Other income (expense):
Interest income	4,071	4,456
Interest expense	-	(669)
Unrealized loss on marketable equity securities	(101,100)	(16,875)
Net realized and unrealized gains (losses)	(97,029)	(13,088)
Loss before income taxes	(114,482)	(89,991)
Income taxes	-	-
Net loss before minoritiy interest	(114,482)	(89,991)
Minority interest	-	1,033
Net loss available to common stockholders	(114,482)	(88,958)
Preferred dividends	-	(162,780)
Net loss	$(114,482)	$(251,738)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	50,925,820	40,946,993

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Six Months Ended March 31, 2009 and 2008 and from Inception
(January 20, 2009) through March 31, 2009
(Unaudited)

	2009	2008	Development Stage Inception (January 20, 2009) Through March 31, 2009
Revenue
Management income	$7,500	$-	$-
Total income	7,500	-	-
Expenses:
General and administrative expense	49,328	139,730	17,453
	49,328	139,730	17,453
Loss from operations	(41,828)	(139,730)	(17,453)
Other income (expense):
Interest income	8,233	5,300	4,071
Interest expense	-	-	-
Unrealized loss on marketable equity securities	(308,100)	(60,000)	(101,100)
Other income (expense)	(299,867)	(54,700)	(97,029)
Loss before income taxes	(341,695)	(194,430)	(114,482)
Income taxes	-	-	-
Net loss before minoritiy interest	(341,695)	(194,430)	(114,482)
Minority interest	-	1,376	-
Net loss available to common stockholders	(341,695)	(193,054)	(114,482)
Preferred dividends	-	(162,780)	-
Net loss	$(341,695)	$(355,834)	$(114,482)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.00)

Weighted average shares outstanding	50,835,161	26,332,415	50,925,820

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2009 and 2008 and from Inception
(January 20, 2009) through March 31, 2009
(Unaudited)

	2009	2008	Development Stage Inception (January 20, 2009) Through March 31, 2009
Operating activities:
Net increase (decrease) in net assets from operations	$(341,695)	$(355,835)	$(114,482)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in unrealized (gain) loss of maketable securities	308,100	60,000	101,100
Minority interest	-	(1,376)	-
Preferred dividends declared	-	162,780	-
Changes in operating assets and liabilities:
Accounts receivable and accrued interest	(11,965)	(5,299)	(4,071)
Accounts payable and accrued expenses	21,224	6,215	12,538
Net cash used in operating activities	(24,336)	(133,515)	(4,915)
Investing activities:
Website development costs	-	(83,478)	-
Investments made	-	(264,173)	-
Net cash used in investing activities	-	(347,651)	-
Financing activities:
Common stock issued for cash	10,000	575,250	-
Preferred dividends paid in cash	-	(67,500)	-
Loan from shareholder	5,000	-	-
Collection of stock subscription receivable	-	11,000	-
Net cash used in investing activities	15,000	518,750	-
Net increase (decrease) in cash and cash equivalents	(9,336)	37,584	(4,915)
Cash and cash equivalents, beginning of period	10,886	8,350	6,465
Cash and cash equivalents, end of period	$1,550	$45,934	$1,550

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Common stock issued for redemption of preferred stock
and payment of preferred dividends	-	397,526	-
Common stock issued to acquire investment	-	320,000	-
Common stock issued for stock subscription receivable	-	6,000	-

See accompanying notes to condensed financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: ORGANIZATION

HISTORY OF BUSINESS
The consolidated financial statements include the accounts of Double Eagle Holdings, Ltd. ("DEGH") and Ultimate Social Network, Inc. ("USN") its 60% subsidiary (collectively the "Company").  DEGH was originally incorporated in 1985 in Nevada.  Its securities now trade on the Over-The-Counter Bulletin Board under the symbol DEGH.

SHAREHOLDER ACTIONS
The holders of a majority of the Company’s issued and outstanding common stock, pursuant to a written consent in lieu of a meeting, in accordance with the Company’s certificate of incorporation and Nevada Law, have approved the withdrawal of the Company’s election to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").

Withdrawal of the Company’s election to be treated as a BDC under the 1940 Act became effective on January 20, 2009, when the Company filed Form N-54c with the U.S. Securities and Exchange Commission (“SEC”).

GENERAL
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

FINANCIAL STATEMENT REPORTING

The Company filed Form N-54c with the SEC on January 20, 2009 indicating the withdrawal of its election to be treated as a BDC under the 1940 Act, which resulted in a change in its method of accounting.  BDC financial statement presentation and accounting uses the value method of accounting used by investment companies, which allows BDCs to value their investments at fair value as opposed to historical cost.  In addition, entities in which the Company owns a majority are not consolidated; rather the investments in these entities are reflected on the balance sheet as an investment in a majority-owned portfolio company at fair market value.  Our investments will be accounted for as either marketable equity securities, available for sale securities, at amortized cost, or under the equity method.  In addition, our statements will be consolidated with our majority owned subsidiary.

Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (“SFAS 154”) provides that when an accounting change results in financial statements that are, in effect, the statements of a different reporting entity, the change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods.  Previously issued interim financial statements shall be presented on a retrospective basis.

DEVELOPMENT STAGE
At the time of filing Form N-54c with the SEC on January 20, 2009, the Company had limited resources and did not have sufficient capital to complete its business plans.  Accordingly, the operations of the Companies are presented as those of a development stage enterprise, from its inception (January 20, 2009), as prescribed by Statement of Financial Accounting Standards ("SFAS") 7, "Accounting and Reporting by Development Stage Enterprises."

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

FISCAL YEAR
Fiscal 2009 refers to periods in the year ending September 30, 2009.  Fiscal 2008 refers to periods in the year ended September 30, 2008.

INVESTMENTS
Investments are classified into the following categories:

•	Trading securities reported at fair value with unrealized gains and losses included in earnings;
•	Available-for-sale securities reported at fair value with unrealized gains and losses, net of applicable deferred income taxes, reported in other comprehensive income;
•	Held-to-maturity securities and other investments reported at amortized cost; and
•	Investments using the equity method of accounting.

NOTE 2: CHANGE IN REPORTING ENTITY

From April 3, 2007 until January 20, 2009, the Company operated as a BDC under the 1940 Act.  As such, the Company was subject to different reporting requirements and methods of accounting for its investments.  With the change back to being an operating company, the Company is no longer subject to the requirements of a BDC and the Company was required pursuant to SFAS 154, to retroactively modify its financial statements as if it were not subject to the requirements of a BDC during all periods presented.

The following reports the effect of the change on net earnings (loss), other comprehensive income and net earnings per-share for the three months ended March 31, 2009 and 2008:

	Three months ended March 31,
	2009	2008
Net decrease in net assets from operations	$-	$(250,189)
Net loss of wholly-owned subsidiary not
previously consolidated	-	(1,549)
Net earnings loss	(265,253)	(251,738)
Other comprehensive earnings (loss):
As originally reported	-	-
Unrealized gains (losses) on available-for-
sale securities	(192,844)	-
Net comprehensive earnings (loss)	$(458,097)	$(251,738)

Net earnings (loss) per share, basic and diluted:
As originally reported	N/A	$(0.01)
Restated	$(0.28)	$(0.01)

The following reports the effect of the change on net earnings (loss), other comprehensive income and net earnings per-share for the six months ended March 31, 2009 and 2008 (the period from development stage inception (January 20, 2009) through March 31, 2009 did not change):

	Six months ended March 31,
	2009	2008
Net decrease in net assets from operations
operations	$(202,375)	$(353,771)
Net loss of wholly-owned subsidiary not
previously consolidated	(27,855)	(2,064)
Net loss for the three months ended March
31, 2009 on separate company basis	(111,466)	-
Net loss	(341,696)	(355,835)
Other comprehensive earnings (loss):
As originally reported	-	-
Unrealized gains (losses) on available-for-
sale securities	-	-
Net comprehensive earnings (loss)	$(341,696)	$(355,835)

Net earnings (loss) per share, basic and diluted:
As originally reported	$-	$(0.01)
Restated	$(0.01)	$(0.01)

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management's  Discussion  and  Analysis  of  Financial  Condition and Results of Operations discusses our financial statements, which have been prepared  in  accordance  with  accounting  principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.  The  most  significant  accounting  estimates  inherent  in  the preparation  of our financial statements include estimates as to the appropriate carrying  value of certain assets and liabilities which are not readily apparent from  other sources.  These  accounting  policies  are  described  at relevant sections  in  this  discussion  and  analysis  and  in  the  "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended September 30,  2008.

PLAN OF OPERATION

On April 5, 2007, we filed a notification under Form N54a with the SEC indicating our election to be regulated as a BDC under the 1940 Act.

On January 20, 2009, we filed a notification under Form N54C with the SEC indicating our withdrawal of our election to be regulated as a BDC under the 1940 Act.

Subsequent to the filing of the Form N-54C with the SEC, the Company intends to pursue a business model whereby it would acquire majority ownership stakes in Internet development companies (the "New Business Model"). In this regard, the Company would remain active in its majority owned Internet development company, Ultimate Social Network, Inc.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had a working capital deficit of $31,499 as compared to working capital of $305,331 at September 30, 2008.  The primary reason for the decrease is the reduction in the value of our investment in North American Energy Resources, Inc.

Our withdrawal from being regulated and reporting as a BDC eliminates the availability of the 1-E to raise capital through sale of free trading common shares.  We will need some capital in 2009 which we expect to raise through private placements of our restricted common stock.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2009 and 2008 –

Revenues – We did not record any management fee income during either period.

Costs and expenses decreased from $76,903 in the fiscal 2008 period to $17,453 in the fiscal 2009 period.  Professional fees declined $57,929, accounting for the majority of the difference.

The Company recognized an unrealized loss of $101,100 and 16,875 on its marketable equity security investments during fiscal 2009 and 2008, respectively.

Comparison of six months ended March 31, 2009 and 2008 –

Revenues – We accrued management fee income of $7,500 during the 2009 period and none in the 2008 period.

Costs and expenses decreased from $139,730 in the fiscal 2008 period to $49,328 in the fiscal 2009 period.  Professional fees declined $81,601, accounting for the majority of the difference.

The Company recognized an unrealized loss of $308,100 and 60,000 on its marketable equity security investments during fiscal 2009 and 2008, respectively.

Our Plan of Operation for the Next Twelve Months

Management’s Analysis of Business

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a loss of $341,695 for the six months ended March 31, 2009, of which $308,100 was an unrealized loss on its marketable equity securities.  Expenses have been reduced to the minimum until additional capital can be obtained.

The Company expects to raise necessary capital from the private placement of its restricted common stock.  The Company has demonstrated an ability to raise funds as needed to fund operations and investments to complete its business plan.  However, there can be no assurance that the planned sale of common stock will provide sufficient funding to develop the Company’s current business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

•	None.

Contractual Obligations

•	None.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

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

Not applicable.

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

DOUBLE EAGLE HOLDINGS, LTD.

May 12, 2009	By:	/s/M.E. Durschlag
M.E. Durschlag, President,
Chief Executive Officer and
Chief Financial Officer