Form 10-Q
period 2009-06-30
Double Eagle Holdings, Ltd.
filed 2009-09-04
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: June 30, 2009

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

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of July 31, 2009 was 50,925,820.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)

INDEX

PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Balance Sheets
June 30, 2009 (Unaudited) and September 30, 2008

	June 30,	September 30,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,408	$10,886
Accounts receivable	50	15,720
Marketable equity securities, less unrealized loss of $64,753 at June 30, 2009 and unrealized gain of $170,970 at September 30, 2008	220,276	331,500
TOTAL CURRENT ASSETS	221,734	358,106
Notes and accrued interest receivable	56,240	228,537
Investments at cost	-	24,500
Website costs in progress	-	173,825
	$277,974	$784,968
LIABILITIES
Accounts payable	64,721	32,609
Notes payable	101,660	-
Accrued expenses	1,331	166
Advance from shareholder	25,000	20,000
TOTAL CURRENT LIABILITIES	192,712	52,775
Minority interest

Commitments and contingencies

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; authorized 100,000,000 shares; 50,925,820 shares and 50,592,487 shares issued and outstanding at June 30, 2009
and September 30, 2008, respectively	50,926	50,592
Additional paid-in capital	9,946,023	9,936,356
Accumulated deficit	(9,911,687)	(9,254,755)
Total stockholders' equity	85,262	732,193
Total liabilities and stockholders' equity	$277,974	$784,968

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2009 and 2008
(Unaudited)

	2009	2008
Revenue
Management income	$2,567	$7,500
Total income	2,567	7,500
Expenses:
Asset impairment	173,825	-
General and administrative expense	219,140	69,869
	392,965	69,869
Loss from operations	(390,398)	(62,369)
Other income (expense):
Interest income	4,117	4,715
Interest expense	(1,331)	-
Realized gain	-	5,000
Unrealized gain (loss) on marketable equity securities	72,376	(3,750)
Other income (expense)	75,162	5,965
Earnings (loss) before income taxes	(315,236)	(56,404)
Income taxes	-	-
Net earnings (loss) before minoritiy interest	(315,236)	(56,404)
Minority interest	-	10,167
Net earnings (loss)	$(315,236)	$(46,237)

Earings (loss) per share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	50,925,820	49,417,322

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Nine Months Ended June 30, 2009 and 2008 and from Inception
(January 20, 2009) through June 30, 2009
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2009	2008	June 30, 2009
Revenue
Management income	$10,067	$7,500	$2,567
Total income	10,067	7,500	2,567
Expenses:
Asset impairment	173,825	-	148,825
General and administrative expense	268,468	209,600	236,592
	442,293	209,600	385,417
Loss from operations	(432,226)	(202,100)	(382,850)
Other income (expense):
Interest income	12,350	10,015	8,188
Interest expense	(1,332)	-	(1,332)
Realized gain (loss)	-	5,000	-
Unrealized loss on marketable equity securities	(235,724)	(63,750)	(28,724)
Other income (expense)	(224,706)	(48,735)	(21,868)
Loss before income taxes	(656,932)	(250,835)	(404,718)
Income taxes	-	-	-
Net loss before minoritiy interest	(656,932)	(250,835)	(404,718)
Minority interest	-	11,543	-
Net loss	(656,932)	(239,292)	(404,718)
Preferred dividends	-	(162,780)	-
Net loss	$(656,932)	$(402,072)	$(404,718)

Loss per share, basic and diluted	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding	50,481,620	33,999,300	50,925,820

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2009 and 2008 and from Inception
(January 20, 2009) through June 30, 2009
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2009	2008	June 30, 2009
Operating activities:
Net increase (decrease) in net assets from operations	$(656,932)	$(402,072)	$(429,718)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Change in unrealized (gain) loss of marketable securities	235,724	63,750	28,724
Asset impairment	173,825	-	173,825
Bad debt expense	204,048	-	204,048
Proceeds from sale of investment	-	55,000	-
Gain (loss) on sale of investment	-	(5,000)	-
Minority interest	-	(11,543)	-
Preferred dividends declared	-	162,780	-
Changes in operating assets and liabilities:
Accounts receivable and accrued interest	(16,081)	(12,230)	(8,188)
Accounts payable and accrued expenses	33,278	27,268	24,592
Net cash used in operating activities	(26,138)	(122,047)	(6,717)
Investing activities:
Website development costs	-	(148,825)	-
Investments made	-	(265,573)	-
Net cash used in investing activities	-	(414,398)	-
Financing activities:
Common stock issued for cash	10,000	629,583	-
Preferred dividends paid in cash	-	(67,500)	-
Loan from non affilliated company	1,660	-	1,660
Loan from shareholder	5,000	-	-
Collection of stock subscription receivable	-	11,000	-
Net cash used in investing activities	16,660	573,083	1,660
Net increase (decrease) in cash and cash equivalents	(9,478)	36,638	(5,057)
Cash and cash equivalents, beginning of period	10,886	8,350	6,465
Cash and cash equivalents, end of period	$1,408	$44,988	$1,408

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Common stock issued for redemption of preferred stock
and payment of preferred dividends	-	397,526	-
Note payable issued to acquire investment	100,000	320,000	100,000
Common stock issued for stock subscription receivable	-	6,000	-

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after June 30, 2009, up until the issuance of the financial statements, which occurred on September 4, 2009.

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

GOING CONCERN
The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a loss from operations of $247,383, recognized an unrealized loss on investments of $235,724 and had an asset impairment of $173,825 during the nine months ended June 30, 2009.  At June 30, 2009, current assets, excluding investments, are $1,458 and current liabilities are $192,712.

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

NEW ACCOUNTING PRONOUNCEMENTS
On April 9, 2009, the Financial Accounting Standards Board ("FASB") issued Staff Position SFAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements.  APB 28-1 amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements.  FSP 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009 and the Company has adopted them in the current quarter.

On April 9, 2009, the FASB issued Staff Position SFAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP 157-4").  FSP 157-4 provides additional guidance in estimating fair value under Statement No. 157, "Fair Value Measurements" ("SFAS 157"), when the volume and level of transaction activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability.  FSP 157-4 also provides additional guidance on circumstances that may indicate a transaction is not orderly.  FSP 157-4 is effective for interim periods ending after June 15, 2009.  FSP 157-4 did not have a significant impact on the Company's financial position, results of operations, cash flows, or disclosures for the current quarter.

On April 9, 2009, the FASB issued Staff Position SFAS 115-2 and SFAS 124-2 "Recognition and Presentation of Other Than-Temporary Impairments" ("FSP 115-2").  FSP 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments.  FSP 115-2 is effective for interim periods ending after June 15, 2009, and the Company has adopted its provisions for second quarter 2009.  FSP 115-2 did not have a significant impact on the Company's financial position, results of operations, cash flows, or disclosures for the current quarter.

In May 2009, the FASB issued Statement No. 165, "Subsequent Events" ("SFAS 165").  SFAS 165 modifies the definition of what qualifies as a subsequent event - those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued - and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date.  The Company adopted the provisions of SFAS 165 in the current quarter of 2009, in accordance with the effective date.  See above.

In June 2009, the FASB issued Statement No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167").  Among other items SFAS 167 responds to concerns about the application of certain key provisions of FIN 46(R), including those regarding the transparency of the involvement with variable interest entities.  SFAS 167 is effective for calendar year companies beginning on January 1, 2010.  The Company has not yet determined the impact that adoption of SFAS 167 will have on its financial position, results of operations, cash flows, or disclosures.

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

The following reports the effect of the change on net earnings (loss), other comprehensive income and net earnings per-share for the three and nine months ended June 30, 2008:

	Three months	Nine months
	Ended	Ended
	June 30,	June 30,
	2008	2008

Net decrease in net assets from operations	$(30,986)	$(384,757)
Net loss of wholly-owned subsidiary not previously consolidated	(25,418)	(28,858)
Net loss before minority interest	(56,404)	(413,615)
Minority interest	10,167	11,543
Net loss	(46,237)	(402,072)
Other comprehensive earnings (loss):
As originally reported	-	-
Unrealized gains (losses) on available-for-sale securities	-	-
Net comprehensive earnings (loss)	$(46,237)	$(402,072)

Net earnings (loss) per share, basic and diluted:
As originally reported	$(0.00)	$(0.01)
Restated	$(0.00)	$(0.01)

NOTE 3:           ASSET IMPAIRMENT

The Company accounts for intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets."  SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives and requires these assets to be reviewed for impairment at least annually.  The Company had capitalized costs for its website development that management no longer feels will be utilized by the Company.  Thus, the Company wrote off the value of the website costs due to them not going to be used by the Company in the future.  Accordingly, the Company recorded an impairment charge of $173,825 in the quarter ending June 30, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had working capital of $29,022 as compared to working capital of $305,331 at September 30, 2008.  The primary reason for the decrease is the reduction in the value of our investment in North American Energy Resources, Inc.

Our withdrawal from being regulated and reporting as a BDC eliminates the availability of the 1-E to raise capital through sale of free trading common shares.  We will need some capital in 2009 which we expect to raise through private placements of our restricted common stock.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2009 and 2008 –

Revenues – We accrued $2,567 in management income during 2009 and $7,500 in 2008.

Costs and expenses increased from $69,869 in the fiscal 2008 period to $219,140 in the fiscal 2009 period.  Professional fees declined $40,750, but bad debt expense increased to $204,048.  The Company also recorded an impairment loss of $ 173,825 in fiscal 2009 to write off the value of its website.

The Company recognized an unrealized gain of $72,376 and an unrealized loss of $3,750 on its marketable equity security investments during fiscal 2009 and 2008, respectively.

Comparison of nine months ended June 30 , 2009 and 2008 –

Revenues – We accrued management income of $10,067 during the 2009 period and $7,500 in the 2008 period.

Costs and expenses increased from $209,600 in the fiscal 2008 period to $268,468 in the fiscal 2009 period.  Professional fees declined $123,351, but bad debt expense increased to $204,048. The Company also recorded an impairment loss of $ 173,825 in fiscal 2009 to write off the value of its website.

The Company recognized an unrealized loss of $235,724 and $63,750 on its marketable equity security investments during fiscal 2009 and 2008, respectively.

Our Plan of Operation for the Next Twelve Months

Management’s Analysis of Business

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a loss of $656,932 for the nine  months ended June 30, 2009, of which $235,724 was an unrealized loss on its marketable equity securities and $173,825 was an asset impairment expense.  Expenses have been reduced to the minimum until additional capital can be obtained.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls

There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation described above, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM1:	LEGAL PROCEEDINGS

None.

ITEM1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM5:	OTHER INFORMATION

We do not currently employ a Chief Financial Officer.  Mr. M.E. Durschlag, Chief Executive Officer, also serves as Chief Financial Officer.

ITEM6:	EXHIBITS

(a) EXHIBITS

31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DOUBLE EAGLE HOLDINGS, LTD.

September 4, 2009	By: /s/M.E. Durschlag
M.E. Durschlag, President,
Chief Executive Officer and
Chief Financial Officer