Form 10-K
period 2009-09-30
Double Eagle Holdings, Ltd.
filed 2010-02-12
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

Commission file number 000-22991

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.

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

Large accelerate filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2009):  $983,646.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 50,925,820 shares of common stock outstanding as of January 25, 2010.

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

Double Eagle Holdings, Ltd. (the “Company,” “we,” “us” or “Double Eagle”) filed a notification under Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) on April 5, 2007, indicating its election to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”) until this election was revoked, as described below.  Accordingly, commencing with the Form 10-Q for June 30, 2007, the Company began filing as a BDC.

As a BDC, we were required to invest at least 70% of our total assets in qualifying assets, which, generally, would be privately held companies or companies with thinly traded public securities at the time we invest in them. Qualifying assets may also include cash, cash equivalents, U.S. Government securities or high-quality debt investments maturing in one year or less from the date of investment. We could invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger or more stable than target portfolio companies.

The holders of a majority of the Company’s issued and outstanding common stock, pursuant to a written consent in lieu of a meeting, in accordance with the Company’s certificate of incorporation and Nevada Law, have approved the withdrawal of the Company’s election to be treated as a BDC under the 1940 Act.  Withdrawal of the Company’s election to be treated as a BDC under the 1940 Act became effective on January 20, 2009, when the Company filed Form N-54c with the SEC.  Subsequent to the filing of Form N-54C with the SEC, the Company has pursued a business model whereby it would acquire majority ownership stakes in Internet development companies.  In this regard the Company would remain active in its majority owned Internet development company, Ultimate Social Network, Inc.

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

ITEM 1A:	RISK FACTORS

Not Applicable

ITEM 2:	PROPERTIES

Our corporate office is currently maintained in the office of our accountant at no charge.

ITEM 3:	LEGAL PROCEEDINGS

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

The market closing, high and low prices during each quarter for the last two years are as follows:

QUARTER ENDED	CLOSING	HIGH	LOW

December 31, 2008	.100	.130	.020
March 31, 2009	.025	.120	.020
June 30, 2009	.016	.070	.010
September 30, 2009	.006	.023	.005

December 31, 2007	.23	.25	.09
March 31, 2008	.04	.25	.04
June 30, 2008	.04	.07	.03
September 30, 2008	.04	.06	.02

Number of Shareholders and Total Outstanding Shares

As of January 25, 2010, there were 50,925,820 shares of common stock issued and outstanding, held by approximately 79 shareholders of record.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Options

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent sales of Unregistered Securities

Sales during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter.  There were no sales in the fourth quarter.

ITEM 6:	SELECTED FINANCIAL DATA

Not Applicable

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Company
We filed a notification under Form N54a with the SEC on April 5, 2007, indicating our election to be regulated as a BDC under the 1940 Act until this election was revoked, as described below.  Accordingly, commencing with the Form 10-Q for June 30, 2007, we began filing as a BDC.

As a BDC, we were required to invest at least 70% of our total assets in qualifying assets, which, generally, would be privately held companies or companies with thinly traded public securities at the time we invest in them. Qualifying assets may also include cash, cash equivalents, U.S. Government securities or high-quality debt investments maturing in one year or less from the date of investment. We could invest a portion of the remaining 30% of our total assets in debt and/or equity securities of companies that may be larger or more stable than target portfolio companies.

The holders of a majority of the Company’s issued and outstanding common stock, pursuant to a written consent in lieu of a meeting, in accordance with the Company’s certificate of incorporation and Nevada Law, have approved the withdrawal of the Company’s election to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").  Withdrawal of the Company’s election to be treated as a BDC under the 1940 Act became effective on January 20, 2009, when the Company filed Form N-54c with the U.S. Securities and Exchange Commission (“SEC”).  Subsequent to the filing of Form N-54C with the SEC, the Company intends to pursue a business model whereby it would acquire majority ownership stakes in Internet development companies.  In this regard the Company would remain active in its majority owned Internet development company, Ultimate Social Network, Inc.

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

On May 3, 2007, we filed an Offering Circular under Regulation E promulgated under the Securities Act of 1933 to sell from 4,000,000 to 50,000,000 shares of our common stock and raise up to $5,000,000 at prices ranging from $0.05 to $1.25 per share.  The Company sold a total of $14,920,666 shares for proceeds of $773,283 ($635,583 during 2008) pursuant to its 1-E which was completed on May 3, 2008.

On September 30, 2008, we filed a new Offering Circular under Regulation E to sell from 25,000,000 to 49,000,000 shares of our common stock and raise up to $5,000,000 at prices ranging from $0.0215 and $0.20 per share.  No sales were made pursuant to this 1-E and it was closed.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had a cash balance of $582 and current liabilities of $307,452.  We have received short-term loans from shareholders and related parties to continue operations.  There can be no assurance that our shareholders or related parties will either want to or be able to continue to fund our working capital needs.

RESULTS OF OPERATIONS

REVENUES

We began operating as a BDC on April 5, 2007 and ceased operating as a BDC on January 20, 2009.   We had management income from an affiliate of $2,567 in 2009 and none in 2008.  At September 30, 2009, we are not actively managing any companies.

ASSET IMPAIRMENT

The Company reviews non-amortizable intangible assets (goodwill and intangible assets with indefinite useful lives) for impairment at least annually.  The Company had capitalized costs for its website development that management no longer feels will be utilized by the Company.  Accordingly, the Company recorded an impairment charge of $173,825 or its website and an impairment of $533,333 for goodwill in 2008.

RELATED PARTY SERVICES

Related party services declined in 2009 to $85,908 from $187,784 in 2008, primarily as a result of the Company ceasing to be a BDC.

GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expense amounted to $45,022 in 2009 and $263,475 in 2008.  The 2008 amount included $166,166 in bad debt expense and $21,719 more in web site expenses.  Administrative costs have otherwise declined primarily due to the change in format from a BDC to an operating company.

OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

	2009	2008

Interest income - related parties	$6,266	$6,457
Interest expense - related party	(2,844)	-
Realized gain (loss) related party	(24,500)	5,000
Other than temporary decline in available-for-sale securities	(3,620)	(58,500)
	$(24,698)	$(47,043)

Interest income is from the Company's investment in loans to a related party.  Interest expense is from a loan from a related party, which was made in 2009.  The Company realized a loss on the other than temporary decline in value of its investment carried at cost in 2009 and realized a gain on the sale of an investment in 2008 to a related party.  The Company realized an other than temporary decline in available-for-sale securities in 2009 and 2008 as noted above, for its investment in Efftec International, Inc. common stock.

OTHER COMPREHENSIVE INCOME (LOSS):

The Company had an unrealized gain of $279.470 on its investment in North American Energy Resources, Inc. in 2008 and an unrealized loss of $248,385 in 2009, resulting in a net comprehensive loss of $401,446 and $712,657 in 2009 and 2008, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

NEW ACCOUNTING STANDARDS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.  See Note 2.

CRITICAL ACCOUNTING POLICIES

The SEC issued “Cautionary Advice Regarding Disclosure about Critical Accounting Policies”, suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  The SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition our most critical accounting policy is the valuation of our investments.  The methods, estimates and judgments we use in applying this accounting policy has a significant impact on the results we report in our financial statements.

Investments in which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net earnings (loss), less distributions received.  These investments are evaluated for impairment and an impairment loss would be recorded whenever a decline in the value of an equity investment or investment carried at cost below its carrying amount is determined to be other than temporary.  In judging “other than temporary,” the Company considers the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and long-term operating and financial prospects of the investee, and the Company’s long-term intent of retaining the investment in the investee.

OFF-BALANCE SHEET ARRANGEMENTS

None

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

None

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DOUBLE EAGLE HOLDINGS, LTD.
INDEX TO FINANCIAL STATEMENTS

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Double Eagle Holdings, LTD. and Subsidiary
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Double Eagle Holdings, LTD. and Subsidiary (A Development Stage Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2009, 2008 and since development stage inception on January 20, 2009 through September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Holdings, LTD. and Subsidiary (A Development Stage Company) as of September 30, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2009, 2008 and since development stage inception on January 20, 2009 through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1b to the financial statements, the Company has had a loss from operations of $153,061. In addition, the company had an unrealized decline in value on available-for-sale securities of $248,385, which increased the comprehensive loss to $401,446, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 1b.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Seale and Beers, CPAs

Seale and Beers, CPAs
Las Vegas, Nevada
February 12, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Balance Sheets
September 30, 2009  and 2008

	2009	2008
		(Restated
		Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$582	$10,886
Advance to related party	-	670
TOTAL CURRENT ASSETS	582	11,556
Notes and accrued interest receivable - affiliate	57,819	54,652
Available-for-sale investments - affiliates	179,495	331,500
Investments at cost - affiliate	-	24,500
	$237,896	$422,208
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT) LIABILITIES
Accounts payable	75,094	57,004
Accounts payable - related parties	97,854	23,148
Convertible notes payable – affiliate	100,000	-
Accrued expenses	2,844	166
Advances from related parties	31,660	20,000
TOTAL CURRENT LIABILITIES	307,452	100,318

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; authorized 12,500 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $0.001 par value; authorized 100,000,000 shares; 50,925,820 shares and 50,592,487 shares issued and outstanding at September 30, 2009 and September 30, 2008, respectively	50,926	50,592
Additional paid-in capital	9,946,022	9,936,356
Accumulated other comprehensive income	31,085	279,470
Accumulated deficit:
During the development stage	(97,895)
Other	(9,999,694)	(9,944,528)
Total accumulated deficit	(10,097,589)	(9,944,528)
Total stockholders' equity (deficit)	(69,556)	321,890
Total liabilities and stockholders' equity (deficit)	$237,896	$422,208

See accompanying notes to consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Operations
Years Ended September 30, 2009 and 2008 and from Inception
(January 20, 2009) through September30, 2009

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2009	2008	September 30, 2009
		(Restated
		Note 3)
Revenue
Management income – affiliate	$2,567	$-	$2,567
Total income	2,567	-	2,567
Expenses:
Asset impairment	-	707,158	-
Related party services	85,908	187,784	58,039
General and administrative expense	45,022	263,475	16,146
	130,930	1,158,417	74,185
Loss from operations	(128,363)	(1,158,417)	(71,618)
Other income (expense):
Interest income - related parties	6,266	6,457	4,687
Interest expense - related party	(2,844)	-	(2,844)
Realized gain (loss) - related party	(24,500)	5,000	(24,500)
Other than temporary decline in available-for-sale securities	(3,620)	(58,500)	(3,620)
Other income (expense)	(24,698)	(47,043)	(26,277)
Loss before income taxes	(153,061)	(1,205,460)	(97,895)
Income taxes	-	-	-
Net loss before non-controlling interest	(153,061)	(1,205,460)	(97,895)
Non-controlling interest	-	213,333	-
Net loss	(153,061)	(992,127)	(97,895)
Preferred dividends	-	(162,780)	-
Net loss available to common shareholders	$(153,061)	$(1,154,907)	$(97,895)

Loss per common share, basic and diluted	$(0.00)	$(0.03)

Weighted average common shares outstanding	50,892,943	38,155,238

Other comprehensive income (loss):
Net loss	$(153,061)	$(992,127)	$(97,895)
Unrealized gain (loss) on available-for-sale securities	(248,385)	279,470	24,615
Net comprehensive loss	$(401,446)	$(712,657)	$(73,280)

See accompanying notes to consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Changes in Stockholders' Equity (Deficit)
Years Ended September 30, 2009 and 2008

							Accumulated
					Additional	Stock	Other
	Preferred Stock		Common Stock		Paid-in	Subscription	Comprehensive	Accumulated
	Shares	Par	Shares	Par	Capital	Receivable	Income	Deficit	Total

Balance, September 30, 2007	2,713	$2	6,375,821	$6,376	$8,874,261	$(5,000)	$-	$(8,789,621)	$86,018
Common stock issued for:
Cash	-	-	12,166,666	12,166	623,417	-	-	-	635,583
Collect Stock Subscription	-	-	-	-	-	5,000	-	-	5,000
Acquire 60% of USN	-	-	6,400,000	6,400	313,600	-	-	-	320,000
To convert preferred stock and pay a portion of preferred dividends	(2,713)	(2)	25,150,000	25,150	101,078	-	-	-	126,226
Acquire 5% of Alt Energy	-	-	500,000	500	24,000	-	-	-	24,500
Unrealized gain from available-for-sale securities	-	-	-	-	-	-	279,470	-	279,470
Preferred dividends declared	-	-	-	-	-	-	-	(162,780)	(162,780)
Restated Net loss (Note 3)	-	-	-	-	-	-	-	(992,127)	(992,127)
Balance, September 30, 2008	-	-	50,592,487	50,592	9,936,356	-	279,470	(9,944,528)	321,890
Common stock issued for:
Cash	-	-	333,333	334	9,666	-	-	-	10,000
Unrealized loss from available-for-sale securities	-	-	-	-	-	-	(248,385)	-	(248,385)
Net loss	-	-	-	-	-	-	-	(153,061)	(153,061)
Balance, September 30, 2009	-	$-	50,925,820	$50,926	$9,946,022	$-	$31,085	$(10,097,589)	$(69,556)

See accompanying notes to consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Cash Flows
Years Ended September 30, 2009 and 2008 and from Inception
(January 20, 2009) through September 30, 2009

			Development
			Stage
			Inception
		2008	(January 20, 2009)
		(Restated	Through
	2009	Note 3	September 30, 2009
Operating activities:
Net increase (decrease) in net assets from operations	$(153,061)	$(992,127)	$(97,895)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Other than temporary decline in available-for-sale securities	3,620	58,500	3,620
Asset impairment	-	707,158	-
Bad debt expense	-	166,166	-
Proceeds from sale of investments	-	55,000	-
(Gain) loss on sale of investments	24,500	(5,000)	24,500
Non-controlling interest	-	(213,333)	-
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	(2,497)	(3,504)	(4,686)
Accounts payable and accrued expenses	48,449	53,602	28,262
Accounts payable and accrued expenses - related parties	47,025	20,512	33,656
Advances from related parties for working capital	11,660	20,000	6,660
Net cash used in operating activities	(20,304)	(133,026)	(5,883)
Investing activities:
Website development costs	-	(173,825)	-
Investments made	-	(263,696)	-
Net cash used in investing activities	-	(437,521)	-
Financing activities:
Common stock issued for cash	10,000	635,583	-
Preferred dividends paid in cash	-	(67,500)	-
Collection of stock subscription receivable	-	5,000	-
Net cash used in investing activities	10,000	573,083	-
Net increase (decrease) in cash and cash equivalents	(10,304)	2,536	(5,883)
Cash and cash equivalents, beginning of period	10,886	8,350	6,465
Cash and cash equivalents, end of period	$582	$10,886	$582

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Common stock issued for redemption of preferred stock and payment of preferred dividends	-	397,526	-
Note payable issued to acquire investment	100,000	320,000	100,000
Common stock issued for stock subscription receivable	-	6,000	-

See accompanying notes to consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS

a.	ORGANIZATION

Double Eagle Holdings, Ltd. (the “Company,” “we,” “us” or “Double Eagle”) filed a notification under Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) on April 5, 2007, indicating its election to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”), until this election was revoked, as described below.  Accordingly, commencing with the Form 10-Q for June 30, 2007, the Company began filing as a BDC.

As a BDC, the Company was required to invest at least 70% of its total assets in qualifying assets, which, generally, would be privately held companies or companies with thinly traded public securities at the time we invest in them. Qualifying assets may also include cash, cash equivalents, U.S. Government securities or high-quality debt investments maturing in one year or less from the date of investment. The Company could invest a portion of the remaining 30% of its total assets in debt and/or equity securities of companies that may be larger or more stable than target portfolio companies.

The holders of a majority of the Company’s issued and outstanding common stock, pursuant to a written consent in lieu of a meeting, in accordance with the Company’s certificate of incorporation and Nevada Law, have approved the withdrawal of the Company’s election to be treated as a BDC under the 1940 Act, which became effective on January 20, 2009, when the Company filed Form N-54c with the SEC.  Subsequent to the filing of Form N-54C with the SEC, the Company has pursued a business model whereby it would acquire majority ownership stakes in Internet development companies.  In this regard the Company would remain active in its majority owned Internet development company, Ultimate Social Network, Inc.

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

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company incurred a loss from operations of $153,061 including a realized loss on investments of $28,120.  In addition, the company had an unrealized decline in value on available-for-sale securities of $248,385, which increased the comprehensive loss to $401,446, during the year ended September 30, 2009.  At September 30, 2009, current assets are $582.  Current liabilities are $307,452.

The Company has demonstrated an ability to raise funds as needed to fund operations and investments to complete its business plan.  However, there can be no assurance that the planned sale of common stock will provide sufficient funding to develop the Company’s current business plan.

These conditions raise some doubt about the Company’s ability to continue as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, United Social Network, Inc. ("USN")  All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain reclassifications have been made in the financial statements at September 30, 2008 and for the year then ended to conform to the September 30, 2009 presentation.  The reclassifications had no effect on net loss.

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

REVENUE RECOGNITION

The Company's current source of revenue is from management fees from both affiliated companies and non-affiliated companies.  Our revenue recognition policy provides that revenue is generally realized or realizable and earned when all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists;
•	Delivery has occurred or services have been rendered;
•	The seller's price to the buyer is fixed or determinable; and
•	Collectability is reasonably assured.
We may collect revenue in both cash and in the equity securities of the company to whom we are providing services.  Typically when we are paid cash for services, it is based on a monthly fee and is recorded when earned.  When we receive equity securities for our management services, we generally receive the securities in advance for our services to be earned over the life of the contract.  We value these securities and defer recognition of the revenue over the life of the management contract.

The fair value of the equity instruments received is determined based upon the stock prices as of the date we reached an agreement with the third party.  The terms of the securities are not subject to adjustment after the measurement date.

MARKETABLE EQUITY SECURITIES

Trading securities
The Company's investment in marketable equity securities are carried at fair value and are classified as current assets in the consolidated balance sheets.  Unrealized gains and losses, net of tax, are reported in the statement of operations as unrealized gain (loss) on marketable equity securities.  Gains and losses are reported in the consolidated statements of operations when realized, based on the disposition of specifically identified investments on the first-in, first-out method.

Available-for-sale securities
The Company’s investments in marketable equity securities which are classified as available-for-sale are carried at fair value.  Investments available for current operations are classified in the consolidated balance sheets as current assets; investments held for long-term purposes are classified as non-current assets.  Unrealized gains and losses, net of tax, are reported in other comprehensive income as a separate component of shareholders’ equity.  Gains and losses are reported in the consolidated statements of operations when realized, determined based on the disposition of specifically identified investments on the first-in, first-out method.

Investments identified by the Company as being potentially impaired are subject to further analysis to determine if the impairment is other than temporary.  Other than temporary declines in market value from original costs are charged to investment and other income, net, in the period in which the loss occurs.  In determining whether investment holdings are other than temporarily impaired, the Company considers the nature, cause, severity and duration of the impairment.

OTHER INVESTMENTS

Investments in which the Company has the ability to exercise significant influence and that, in general, are at least 20 percent owned are stated at cost plus equity in undistributed net earnings (loss), less distributions received.  These investments are evaluated for impairment and an impairment loss would be recorded whenever a decline in the value of an equity investment or investment carried at cost below its carrying amount is determined to be other than temporary.  In judging “other than temporary,” the Company considers the length of time and extent to which the fair value of the investment has been less than the carrying amount of the investment, the near-term and long-term operating and financial prospects of the investee, and the Company’s long-term intent of retaining the investment in the investee.

NOTES RECEIVABLE

Notes receivable are carried at their estimated collectible amounts.  Interest income on notes receivable is recognized using the interest method.  Interest income on impaired loans is recognized as cash is collected or on a cost-recovery basis.  An allowance for doubtful accounts is established and a bad debt expense recorded for the portion of the note balance the Company considers uncollectible.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value information about financial statements is required to be disclosed when it is practicable to estimate that value.  The carrying amounts of the Company’s cash, accounts receivable, accounts payable and notes payable approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates.

INCOME TAXES

The Company accounts for income taxes under the asset and liability method and deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.  Due to its limited operations, the Company has provided a valuation allowance for the full amount of the deferred tax assets.

STOCK OPTION PLAN

The Company follows current accounting requirements and uses the modified prospective and transition method for all stock options issued.  The Company measures compensation cost for all options granted based on fair value on the date of grant and recognizes compensation over the service period for those options expected to vest.  The Company did not grant any options during the years ended September 30, 2009 and 2008.

EARNINGS (LOSS) PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding.  At September 30, 2009 and 2008, there are no exercisable common stock equivalents.  Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented

COMPREHENSIVE INCOME

All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. We are required to  (a) classify items of other comprehensive income by their nature in financial statements, and (b) display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet for all periods presented. The Company’s comprehensive income (loss) does not differ from its reported net income (loss).

CONCENTRATION OF CREDIT RISK
Cash is maintained at financial institutions, which at times may exceed the FDIC insurance limit.

RECENT ACCOUNTING PRONOUNCEMENTS

On June 29, 2009, the FASB issued an accounting pronouncement establishing the FASB Accounting Standards Codification (the “ASC”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities.  This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009, for most entities.  On the effective date, all non-SEC accounting and reporting standards will be superseded.  Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.  The Company adopted this new accounting pronouncement for the quarterly period ended September 30, 2009, as required, and adoption did not have a material impact on our consolidated financial statements taken as a whole.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, we adopted new authoritative accounting guidance under FASB ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

FASB ASC Topic 320, “Investments - Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments - Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. We adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our consolidated financial statements.

FASB ASC Topic 715, “Compensation - Retirement Benefits.” New authoritative accounting guidance under ASC Topic 715, “Compensation - Retirement Benefits,” provides guidance related to an employer’s disclosures about plan assets of defined benefit pension or other post-retirement benefit plans. Under ASC Topic 715, disclosures should provide users of financial statements with an understanding of how investment allocation decisions are made, the factors that are pertinent to an understanding of investment policies and strategies, the major categories of plan assets, the inputs and valuation techniques used to measure the fair value of plan assets, the effect of fair value measurements using significant unobservable inputs on changes in plan assets for the period and significant concentrations of risk within plan assets. The disclosures required by ASC Topic 715 are not applicable to us.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Corporation’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.”

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810, “Consolidation,” amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income  to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective October 1, 2009 and is not expected to have a significant impact on our consolidated financial statements.

FASB ASC Topic 815, “Derivatives and Hedging.” New authoritative accounting guidance under ASC Topic 815, “Derivatives and Hedging,” amends prior guidance to amend and expand the disclosure requirements for derivatives and hedging activities to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under ASC Topic 815, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, the new authoritative accounting guidance requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. The new authoritative accounting guidance under ASC Topic 815 became effective for us on January 1, 2009 and did not impact our consolidated financial statements.

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820,”Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. We adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact our consolidated financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for our consolidated financial statements beginning October 1, 2009 and is not expected to have a significant impact on our consolidated financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825,”Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 had no impact on our consolidated financial statements.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for our consolidated financial statements for periods ending after June 15, 2009 and did not have a significant impact on our consolidated financial statements.

FASB ASC Topic 860, “Transfers and Servicing.” New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on our consolidated financial statements.

3.	RESTATEMENT

From April 3, 2007 until January 20, 2009, the Company operated as a BDC under the 1940 Act.  As such, the Company was subject to different reporting requirements and methods of accounting for its investments.  With the change back to being an operating company, the Company is no longer subject to the requirements of a BDC and was required to retroactively modify its financial statements as if it were not subject to the requirements of a BDC during all periods presented.

The following reports the effect of the change on net loss, other comprehensive income and net loss per share for the year ended September 30, 2008:

2008
Net decrease in net assets from opeations, as originally reported	$(63,667)
Unrealized gain on available-for-sale securities	(279,470)
Net loss of majority owned subsidiary not previously consolidated	(463,413)
Net loss before noncontrolling interest	(806,550)
Noncontrolling interest	213,333
Net loss	(593,217)
Preferred dividends	(162,780)
Net loss available to common shareholders	$(755,997)

Net loss per share, basic and diluted:
As originally reported	$(0.01)
Restated	$(0.02)

Other comprehensive income (loss):
Net loss as adjusted above	$(593,217)
Gain on available-for-sale securities	279,470
Other comprehensive loss	$(313,747)

The Company was required to audit the year ended September 30, 2008 again, as a result of the revocation of the license of its prior auditor.  In this regard, our current auditor has advised that he has been directed by the PCAOB to consider any asset that originally existed at the end of the earlier year and determined to be impaired or worthless in the later year to now be impaired or worthless as of the end of the earlier year.  This directive by the PCAOB results in a distortion of earnings when losses more properly recognized in the later year are now recorded in the earlier year without regard to the facts and circumstances that gave rise to the assets originally.  The following table summarizes the adjustments which were made as of September 30, 2008.

Balance Sheet	Reported as Consolidated with USN		Adjustments	As Adjusted

Website	$173,825	a	(173,825)	$-

Notes receivable - Zatso, LLC	166,166	b	(166,166)	-
Accrued interest receivable - Zatso, LLC	7,719	b	(7,719)	-
Accounts receivable - Zatso, LLC	7,500	c	(7,500)	-

Accounts payable	15,940	d	43,700	59,640
Retained earnings	(9,545,618)	a	(173,825)	(9,944,528)
		b	(166,166)
		b	(7,719)
		c	(7,500)
		d	(43,700)
Statement of operations

Management fee income	(7,500)	c	7,500	-

Asset impairment	533,333	a	173,825	707,158
Interest income - Zatso, LLC	(7,719)	b	7,719	-
Bad debt expense	-	b	166,166	166,166
General and administrative expense	255,775	d	43,700	299,475

Net loss	(593,217)		(398,910)	(992,127)
Preferred dividends	(162,780)			(162,780)
Net loss available to common shareholders	(755,997)		(398,910)	(1,154,907)

Net loss per common share, basic and diluted:
As originally reported	$0.02
Restated			$0.01	$0.03

Other comprehensive income (loss):
Net loss	$(593,217)		$(398,910)	$(992,127)
Unrealized gain on available-for-sale securities	279,470		-	279,470
Other comprehensive loss	$(313,747)		$(398,910)	$(712,657)

a	Impairment of website
b	Write off note receivable from Zatso, LLC and related accrued interest
c	Reverse management income billed to Zatso, LLC
d	Unrecorded liabilities of which the Company had no previous knowledge

4.	INVESTMENTS IN AFFILIATES

Investments at September 30, 2009 and 2008 are summarized as follows:

	2009	2008

Available-for-sale securities - affiliates	$179,495	$331,500
Notes receivable due from affiliate
Cost	55,089	51,500
Accrued interest	2,730	3,152
	57,819	54,652

Investments at cost - affiliate	$-	$24,500

Available-for-sale investments may be summarized as follows:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Losses	Value
September 30, 2008
Efftec International, Inc.	$75,000	$(58,500)	$-	$16,500
North American Energy	35,530	-	279,470	315,000
	$110,530	$(58,500)	$279,470	$331,500

September 30, 2009
Efftec International, Inc.	$16,500	$(3,620)	$-	$12,880
North American Energy	135,530	-	31,085	166,615
	$152,030	$(3,620)	$31,085	$179,495

EFFI has developed an Internet-based chiller tool which it is installing and selling to its customer base.  North American Energy Resources, Inc. ("NAEY") is an oil and gas development and production company with operations currently in Oklahoma.

Notes receivable consist of the following at September 30, 2009 and 2008:

	2009	2008
Efftec International, Inc.
Principal	$55,089	$51,500
Accrued interest	2,730	3,152
	$57,819	$54,652

Cost investments consist of the following at September 30, 2009 and 2008:

	2009	2008
ALT Energy, Inc., 5% stock ownership	$-	$24,500

ALT Energy, Inc. is a small private oil and gas production company operating in Oklahoma.  ALT's reserves currently consist solely of gas production, which was assigned no value in 2009 as a result of the decline in gas prices.  Accordingly, the Company fully impaired its investment in 2009.

5.           INCOME TAXES

During the years ended September 30, 2009 and 2008, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2009	2008

Computed "expected" income tax benefit	$52,000	$337,300
State income taxes, net of federal benefit	6,100	39,700
Valuation allowance	(58,100)	(377,000)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2009	2008

Net operating loss carryforwards	853,400	$900,400
Capital loss carryforwards	6,100	6,100
Investments	161,700	56,600
Total deferred tax assets	1,021,200	963,100
Valuation allowance	(1,021,200)	(963,100)
Net deferred tax assets	$-	$-

The Company has a net operating loss carryforward of approximately $2,246,000, which will expire at various dates beginning in 2022 through 2027, if not utilized.  The Company has a capital loss carryforward of $16,148 which expires in 2011.

6.           PREFERRED STOCK

At December 31, 2007, the Company had 2,713 shares outstanding of its Series A Convertible Preferred Stock ("Series A"). Series A had a stated liquidation preference value of $100 per share redeemable at the Company's option, had no voting rights, and each preferred share was convertible into one share of the Company's common stock as adjusted for stock splits.  Dividends on the Series A were to be paid monthly in cash at a rate of 12% of the original issue. The Company's Board of Directors, elected to suspend the payment of Series A dividends. This decision was made in light of the general economic conditions and to preserve the Company's working capital in order to help maintain the continued viability of the Company. As of December 31, 2007 the amount of accumulated unpaid dividends on the preferred stock was approximately $193,726 ($71.41 per share) of which $162,780 ($60.00 per share) had not been declared.

In January 2008, the Company’s Board of Directors declared all prior undeclared preferred dividends in the amount of $162,780.  The Company redeemed the preferred stock at its liquidation value of $271,300 and paid all accumulated dividends of $193,726 with $67,500 in cash and 25,150,000 shares of its restricted common stock.

7.           STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

At September 30, 2009 and 2008, the Company had 100,000,000 shares authorized and 50,925,820 and 50,592,487 shares issued and outstanding, respectively, of its $0.001 par value common stock.

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

Transactions during the year ended September 30, 2009

The Company sold 333,333 shares of its common stock for $10,000 during the year ended September 30, 2009.

Transactions during the year ended September 30, 2008

The Company issued 12,166,666 shares of its common stock in exchange for cash of $635,583.
The Company collected a stock subscription receivable in the amount of $5,000.
The Company acquired 60% of USN for 6,400,000 shares of its common stock valued at $320,000.
The Company issued 25,150,000 shares of its common stock and paid $67,500 in cash to retire the 2,713 shares of preferred stock with a liquidation value of $271,300 and the accrued unpaid dividends of $193,726 (no gain or loss was recognized on the transaction).
The Company issued 500,000 shares of its common stock to acquire 5% of Alt Energy, Inc., an affiliate.

Non-controlling interest

In December 2007, the Company acquired 60% of USN in exchange for 6,400,000 shares of the Company's common stock, which was valued at $320,000 based on the trading price for the Company's common stock. Total calculated net assets of USN were $533,333 at the time of acquisition and the non-controlling interest was valued at $213,333. USN incurred losses of $797,595 during the year ended September 30, 2008. The non-controlling interest share of the loss was $319,038 which was reduced by the balance of the non-controlling interest of $213,333 with the remaining $105,705 included in the statement of operations of the Company. In the year ended September 30, 2009, USN incurred as additional loss of $51,587 of which the non-controlling interest share was $20,635, which was also included in the statement of operations of the Company. Future losses will continue to be allocated to the Company. Future profits will also be allocated 100% to the Company until they recover the prior losses recorded ($126,340 at September 30, 2009).

8.           RELATED PARTY TRANSACTIONS

The Company operated as a BDC until January 20, 2009, when it elected to no longer be treated as a BDC.  As a part of its operations and consistent with the operating parameters of a BDC, the Company developed a number of relationships with its portfolio company investments, including members of the Company's board of directors becoming officers and directors of its portfolio company investments.  The Company made loans to the portfolio companies and entered into management agreements with the portfolio companies.  As a result of operating as a BDC and then converting to an operating company, a number of its previous relationships are now required to be categorized as related party transactions, which are described as follows:

While operating as a BDC the Company had management contracts and made loans to its 60% owned subsidiary USN.  These transactions aggregate $210,778 as of September 30, 2009 and are eliminated in consolidation with USN.

A second start-up Company, Zatso, LLC is considered an affiliate since 25% of it is owned by the wife of G. David Gordon, corporate attorney and considered a related party due to his significant involvement with directing the operations of Zatso.  During 2008, the Company loaned Zatso $168,423 for its use in attempting to develop software for an online gaming program.  The Company also charged management fees pursuant to a management agreement in the amount of $15,000 in 2008 and $7,500 in 2009.  Interest income of $7,663 and $5,462 was recognized in 2009 and 2008, respectively on the note receivable.  The above amounts including accrued interest of $13,125 were originally written off as bad debts in June 2009, a total of $204,048.  Our auditor has advised us that since they are auditing two years that they are required, pursuant to a directive from the PCAOB, to apply current knowledge to prior transactions, which in this case results in reversing the management fee entirely, reversing the interest income entirely and writing the loan off in 2008 rather than 2009.

Hank Durschlag, the Company's CEO,  is also CEO and a director of Efftec International, Inc. to whom the Company has a made a loan and owns 800,000 shares of Efftec common stock.  The $50,000 loan balance from Efftec at September 30, 2007 was increased to $51,500 at March 31, 2008 to include accrued interest when the note was renewed.  The Company recognized interest income of $6,266 and $4,652 in 2009 and 2008, respectively and received a cash payment of $3,098 in 2009.  The accrued interest receivable balance was $6,319 and $3,152 at September 30, 2009 and 2008, respectively.  The Company's investment in the 800,000 shares of common stock of Efftec have an original cost of $125,000 and a market value of $12,880 and $16,500 at September 30, 2009 and 2008, respectively.

The Company has received non-interest bearing advances from affiliates in the amounts of $31,660 and $20,000 at September 30, 2009 and 2008, respectively, as detailed below.  MLM Concepts is owned 50% by Michael D. Pruitt, former CEO and director of the Company.  Chef-on-the-Go is owned by a shareholder of the Company.

Ross Silvey is a director of the Company and is also CEO and a director of North American Energy Resources, Inc. ("NAEY").  Director fees were accrued for Mr. Silvey in the amount of $3,000 and $10,000 in 2009 and 2008, respectively.  Mr. Silvey ceased his direct involvement on the audit committee when the Company ceased operation as a BDC in January 2009.  Mr. Silvey is owed $2,500 at September 30, 2009.

G. David Gordon is corporate counsel and billed legal fees of $32,681 and $98,784 in 2009 and 2008, respectively.  Mr. Gordon was owed $55,354 and $22,613 at September 30, 2009 and 2008, respectively.  Mr. Gordon owns 25% of ALT Energy, Inc. and his wife owns 25% of Zatso, LLC.

Hank Durschlag, the Company's CEO, had accrued $16,227 and $19,500 for his services as CEO during 2009 and 2008, respectively.  Mr. Durschlag was owed $9,000 for services at September 30, 2009 and $535 for expense reimbursements at September 30, 2008.

Jack Hargett, a shareholder of the Company, was paid $23,500 for consulting services in 2008.

On July 11, 2008, the Company issued 500,000 shares of its common stock to acquire 5% of ALT Energy, Inc., a private oil and gas company with gas reserves in Oklahoma.  The investment was valued at $24,500 based on the trading price of the Company's common stock at that time.  As a result of a decline in gas prices, ALT's reserves were fully impaired during the quarter ended June 30, 2009.  Accordingly, the Company fully impaired its investment at that time.  ALT is owned 25% by Mr. Gordon and 70% by Joel Holt, who is also a stockholder of the Company.

On July 31, 2008, the Company converted its loan with NAEY in the amount of $35,530, including accrued interest, into 153,000 shares of NAEY common stock.  On April 10, 2009, the Company issued a note payable to Avenel Financial Group in the amount of $100,000 to acquire an additional 149,936 shares of NAEY.  Avenel Financial is owned by Michael D. Pruitt and is an owner of over 5% of the Company's common stock.  The note has a balance of $100,000 with accrued interest of $2,844 at September 30, 2009.  The 153,000 shares of NAEY were valued at $315,000 at September 30, 2008 and the 302,936 shares of NAEY were valued at $166,615 at September 30, 2009.

BJB Services, Inc., accountants for the Company, and Jim Reskin, SEC counsel for the Company acted as co-compliance officers for the Company from April 5, 2007 until January 20, 2009, which was the period during which the Company was a BDC.

The note receivable from Efftec International, Inc. was amended on May 1, 2009 and includes interest at 12%; is due on April 30, 2010; and is convertible into common stock at $0.035 per share.

The note payable to Avenel Financial Group includes interest at 6%; is due April 10, 2010; and is convertible into common stock at $0.20 per share.

Related party amounts included in the balance sheet may be summarized as follows:

	2009	2008
Advance to related party:
HealthSport, Inc.	-	670
	-	670

Available-for-sale investments may be summarized as follows:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Losses	Value
September 30, 2008
Efftec International, Inc.	$75,000	$(58,500)	$-	$16,500
North American Energy	35,530	-	279,470	315,000
	$110,530	$(58,500)	$279,470	$331,500

September 30, 2009
Efftec International, Inc.	$16,500	$(3,620)	$-	$12,880
North American Energy	135,530	-	31,085	166,615
	$152,030	$(3,620)	$31,085	$179,495

	2009	2008
Notes and accrued interest receivable - affiliates
Efftec International, Inc. - principal	$55,089	$51,500
Accrued interest	2,730	3,152
	57,819	54,652

Investments at cost - affiliate
ALT Energy, Inc.	$-	$24,500
	-	24,500

Accounts payable - related parties:
G. David Gordon & Associates, P.C. and G. David Gordon	$55,354	$22,613
Hank Durschlag	9,000	535
BJB Services, Inc.	31,000	-
Ross Silvey	2,500	-
	97,854	23,148

Notes payable - affiliate - Avenel Financial Group	$100,000	$-

Accrued interest - affiliate - Avenel Financial Group	$2,844	$-

Non-interest bearing advances from affiliates:
Avenel Financial Group	$20,000	$20,000
MLM Concepts	5,000	-
Chef-on-the-Go	1,660	-
G. David Gordon	5,000	-
	31,660	20,000

Transactions with related parties in the statement of operations include:

	2009	2008

Consulting income - affiliate - Chef on-the-Go	$2,567	$-

Interest income - affiliates
Efftec International, Inc.	$6,266	$4,652
North American Energy Resources, Inc.	-	1,805
	6,266	6,457
Related party expenses:
Bad debt expense - Zatso, LLC	$-	$168,423
Director fees - Ross Silvey	3,000	10,000
Legal fees - G. David Gordon & Associates, PC	32,681	98,784
Accounting - BJB Services, Inc.	34,000	36,000
CEO compensation - Hank Durschlag	16,227	19,500
Consulting fees - Jack Hargett	-	23,500
	85,908	356,207

Realized loss - ALT Energy, Inc.	$24,500	$-

Unrealized gains (losses) from marketable equity securities of affiliates:
Efftec International, Inc.	$(3,620)	$(58,500)
North American Energy Resources, Inc.	(248,385)	279,470
	(252,005)	220,970

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

Options to purchase 378,000 shares are available at September 30, 2009.  There has been no option activity during the two years ended September 30, 2009.

10.        COMMITMENTS AND CONTINGENCIES

A vendor of the Company is claiming he is owed $40,200 for services rendered in 2008 and 2009, which amount is included in accounts payable.  The attorney for the vendor has offered to accept $5,000 for full settlement of the obligation.

11.        SUBSEQUENT EVENTS

The Company received non-interest bearing advances from related parties in the amount of $31,650 from October 1, 2009 through February 12, 2010.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T):  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2009, and, based on its evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective as of September 30, 2009, except for a lack of segregation of duties.

(b)  Changes in Internal Controls

During the fourth quarter of our fiscal year ended September 30, 2009, there was no change in our internal control and procedures over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2009.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2009, due to a lack of segregation of duties.

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

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees as of September 30, 2009 together with the year such positions were assumed.  There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.  Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected.  The Company currently has four Directors.  The Board of Directors does not expect to appoint additional Directors until a potential acquisition is identified.

NAME	AGE	POSITION

M.E. “Hank” Durschlag	46	President, CEO and Director since March 30, 2007

Ross E. Silvey	80	Independent Director since March 30, 2007

Erik S. Phillips	39	Independent Director since December 2007

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

Ross E. Silvey
Dr. Silvey was elected as an outside Director of the Company on March 30, 2007.  Dr. Silvey has owned and operated franchised automobile businesses, finance companies and insurance companies for over thirty years.  Dr. Silvey has taught as an adjunct or full-time professor most of the courses in the upper division and MBA programs at the University of Tulsa, Oral Roberts University, Langston University and Southern Nazarene University.  His formal education is an MBA from the Harvard Business School.  He has also been awarded the Ph.D. degree from the Walden Institute of Advance Studies.  Dr. Silvey serves as Chairman of the Audit Committee.  Dr. Silvey is also a director of Global Beverage Solutions, Inc. and CEO and director of North American Energy Resources, Inc.

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

a.    Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended September 30, 2009.

ANNUAL COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Total

M.E. “Hank” Durschlag	2009	$16,227	None	$16,227
Chairman of the Board,	2008	$19,500	N/A	$19,500
President, CEO and CFO	2007	$3,000	N/A	$3,000
Since March 30, 2007

Michael D. Pruitt	2009	N/A	N/A	N/A
Chairman of the Board,	2008	N/A	N/A	N/A
President, CEO and CFO	2007	None	None	None
Since September 22, 2006
Until March 30, 2007

There is no immediate family relationship between or among the current Directors and the Executive Officer.

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

h.  Compensation of directors

Directors Fee
Earned or Paid
Name	In Cash ($)

M.E. “Hank” Durschlag	$-
Ross E. Silvey	3,000
Erik S. Phillips	-

Director compensation commenced in December 2007.  Dr. Silvey received $1,000 per month as a Director and Chairman of the Audit Committee through December 2008 when the Company discontinued the separate fee as a result of a shortage of funds.

The columns for stock awards, option awards, non-equity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted as there was no other form of compensation for the directors.

d.  Compensation committee interlocks and insider participation

The outside Directors serve on the compensation committee.

e.  Compensation committee report

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
The following table indicates all persons who, as of November 13, 2009, the most recent practicable date, are known by us to own beneficially more than 5% of any class of our outstanding voting securities. As of November 13, 2009, there were 50,925,820 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner *	Beneficial Owner	% of Class

Common	Adam Adler	4,000,000	7.85%
Common	Avenel Financial Group, Inc.	2,580,000	5.07%

* The address for each beneficial owner is in care of Double Eagle Holdings, Ltd., 7633 E 63rd Place, Suite 220, Tulsa, OK  74133.

SECURITY OWNERSHIP OF MANAGEMENT
The following table indicates the beneficial ownership of our voting securities of all Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of November 13, 2009, the most recent practicable date.  As of November 13, 2009, there were 50,925,820 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.  The address of all officers and directors is in care of the Company at 7633 E 63rd Place, Suite 220, Tulsa, OK  74133.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	M.E. “Hank” Durschlag	1,000,000	1.96%

Common	Ross E. Silvey	-	*

Common	Erik S. Phillips	-	*

Common	All officers and directors as a	1,000,000	1.96%
	Group (3 persons)

*	Less than 1%.

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

The Company operated as a BDC until January 20, 2009, when it elected to no longer be treated as a BDC.  As a part of its operations and consistent with the operating parameters of a BDC, the Company developed a number of relationships with its portfolio company investments, including members of the Company's board of directors becoming officers and directors of its portfolio company investments.  The Company made loans to the portfolio companies and entered into management agreements with the portfolio companies.  As a result of operating as a BDC and then converting to an operating company, a number of its previous relationships are now required to be categorized as related party transactions, which are described as follows:

While operating as a BDC the Company had management contracts and made loans to its 60% owned subsidiary USN.  These transactions aggregate $210,778 as of September 30, 2009 and are eliminated in consolidation with USN.

A second start-up Company, Zatso, LLC is considered an affiliate since 25% of it is owned by the wife of G. David Gordon, corporate attorney and considered a related party due to his significant involvement with directing the operations of Zatso.  During 2008, the Company loaned Zatso $168,423 for its use in attempting to develop software for an online gaming program.  The Company also charged management fees pursuant to a management agreement in the amount of $15,000 in 2008 and $7,500 in 2009.  Interest income of $7,663 and $5,462 was recognized in 2009 and 2008, respectively on the note receivable.  The above amounts including accrued interest of $13,125 were originally written off as bad debts in June 2009, a total of $204,048.  Our auditor has advised us that since they are auditing two years that they are required, pursuant to a directive from the PCAOB, to apply current knowledge to prior transactions, which in this case results in reversing the management fee entirely, reversing the interest income entirely and writing the loan off in 2008 rather than 2009.

Hank Durschlag, the Company's CEO,  is also CEO and a director of Efftec International, Inc. to whom the Company has a made a loan and owns 800,000 shares of Efftec common stock.  The $50,000 loan balance from Efftec at September 30, 2007 was increased to $51,500 at March 31, 2008 to include accrued interest when the note was renewed.  The Company recognized interest income of $6,266 and $4,652 in 2009 and 2008, respectively and received a cash payment of $3,098 in 2009.  The accrued interest receivable balance was $6,319 and $3,152 at September 30, 2009 and 2008, respectively.  The Company's investment in the 800,000 shares of common stock of Efftec have an original cost of $125,000 and a market value of $12,880 and $16,500 at September 30, 2009 and 2008, respectively.

The Company has received non-interest bearing advances from affiliates in the amounts of $31,660 and $20,000 at September 30, 2009 and 2008, respectively, as detailed below.  MLM Concepts is owned 50% by Michael D. Pruitt, former CEO and director of the Company.  Chef-on-the-Go is owned by a shareholder of the Company.

Ross Silvey is a director of the Company and is also CEO and a director of North American Energy Resources, Inc. ("NAEY").  Director fees were accrued for Mr. Silvey in the amount of $3,000 and $10,000 in 2009 and 2008, respectively.  Mr. Silvey ceased his direct involvement on the audit committee when the Company ceased operation as a BDC in January 2009.  Mr. Silvey is owed $2,500 at September 30, 2009.

G. David Gordon is corporate counsel and billed legal fees of $32,681 and $98,784 in 2009 and 2008, respectively.  Mr. Gordon was owed $55,354 and $22,613 at September 30, 2009 and 2008, respectively.  Mr. Gordon owns 25% of ALT Energy, Inc. and his wife owns 25% of Zatso, LLC.

Hank Durschlag, the Company's CEO, had accrued $16,227 and $19,500 for his services as CEO during 2009 and 2008, respectively.  Mr. Durschlag was owed $9,000 for services at September 30, 2009 and $535 for expense reimbursements at September 30, 2008.

Jack Hargett, a shareholder of the Company, was paid $23,500 for consulting services in 2008.

On July 11, 2008, the Company issued 500,000 shares of its common stock to acquire 5% of ALT Energy, Inc., a private oil and gas company with gas reserves in Oklahoma.  The investment was valued at $24,500 based on the trading price of the Company's common stock at that time.  As a result of a decline in gas prices, ALT's reserves were fully impaired during the quarter ended June 30, 2009.  Accordingly, the Company fully impaired its investment at that time.  ALT is owned 25% by Mr. Gordon and 70% by Joel Holt, who is also a stockholder of the Company.

On July 31, 2008, the Company converted its loan with NAEY in the amount of $35,530, including accrued interest, into 153,000 shares of NAEY common stock.  On April 10, 2009, the Company issued a note payable to Avenel Financial Group in the amount of $100,000 to acquire an additional 149,936 shares of NAEY.  Avenel Financial is owned by Michael D. Pruitt and is an owner of over 5% of the Company's common stock.  The note has a balance of $100,000 with accrued interest of $2,844 at September 30, 2009.  The 153,000 shares of NAEY were valued at $315,000 at September 30, 2008 and the 302,936 shares of NAEY were valued at $166,615 at September 30, 2009.

BJB Services, Inc., accountants for the Company, and Jim Reskin, SEC counsel for the Company acted as co-compliance officers for the Company from April 5, 2007 until January 20, 2009, which was the period during which the Company was a BDC.

The note receivable from Efftec International, Inc. was amended on May 1, 2009 and includes interest at 12%; is due on April 30, 2010; and is convertible into common stock at $0.035 per share.

The note payable to Avenel Financial Group includes interest at 6%; is due April 10, 2010; and is convertible into common stock at $0.20 per share.

Related party amounts included in the balance sheet may be summarized as follows:

	2009	2008
Advance to related party:
HealthSport, Inc.	-	670
	-	670

Available-for-sale investments may be summarized as follows:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Losses	Value
September 30, 2008
Efftec International, Inc.	$75,000	$(58,500)	$-	$16,500
North American Energy	35,530	-	279,470	315,000
	$110,530	$(58,500)	$279,470	$331,500

September 30, 2009
Efftec International, Inc.	$16,500	$(3,620)	$-	$12,880
North American Energy	135,530	-	31,085	166,615
	$152,030	$(3,620)	$31,085	$179,495

	2009	2008
Notes and accrued interest receivable - affiliates
Efftec International, Inc. - principal	$55,089	$51,500
Accrued interest	2,730	3,152
	57,819	54,652

Investments at cost - affiliate
ALT Energy, Inc.	$-	$24,500
	-	24,500

Accounts payable - related parties:
G. David Gordon & Associates, P.C. and G. David Gordon	$55,354	$22,613
Hank Durschlag	9,000	535
BJB Services, Inc.	31,000	-
Ross Silvey	2,500	-
	97,854	23,148

Notes payable - affiliate - Avenel Financial Group	$100,000	$-

Accrued interest - affiliate - Avenel Financial Group	$2,844	$-

Non-interest bearing advances from affiliates:
Avenel Financial Group	$20,000	$20,000
MLM Concepts	5,000	-
Chef-on-the-Go	1,660	-
G. David Gordon	5,000	-
	31,660	20,000

Transactions with related parties in the statement of operations include:

	2009	2008

Consulting income - affiliate - Chef on-the-Go	$2,567	$-

Interest income - affiliates
Efftec International, Inc.	$6,266	$4,652
North American Energy Resources, Inc.	-	1,805
	6,266	6,457
Related party expenses:
Bad debt expense - Zatso, LLC	$-	$168,423
Director fees - Ross Silvey	3,000	10,000
Legal fees - G. David Gordon & Associates, PC	32,681	98,784
Accounting - BJB Services, Inc.	34,000	36,000
CEO compensation - Hank Durschlag	16,227	19,500
Consulting fees - Jack Hargett	-	23,500
	85,908	356,207

Realized loss - ALT Energy, Inc.	$24,500	$-

Unrealized gains (losses) from marketable equity securities of affiliates:
Efftec International, Inc.	$(3,620)	$(58,500)
North American Energy Resources, Inc.	(248,385)	279,470
	(252,005)	220,970

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

The aggregate audit fees billed by Seale and Beers for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements  for the year ended September 30, 2009 was $14,375.

The aggregate audit fees billed by Moore & Associates, Chartered for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements for the fiscal years ended September 30, 2008 was $10,000.

AUDIT RELATED FEES: None.

TAX FEES: Not applicable.

OTHER FEES: None.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following financial statements of Double Eagle Holdings, Ltd. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountant
•	Consolidated Balance Sheets at September 30, 2009 and 2008
•	Consolidated Statements of Operations – For the years ended September 30, 2009 and 2008 and Inception (January 20, 2009) to September 30, 2009
•	Consolidated Statements of Stockholders' Equity (Deficit) at September 30, 2009 and 2008
•	Consolidated Statements of Cash Flows - For the years ended September 30, 2009 and 2008 and Inception (January 20, 2009) to September 30, 2009
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 12, 2010.

DOUBLE EAGLE HOLDINGS, LTD.

By:	/s/ M.E. “Hank” Durschlag
M.E. “Hank” Durschlag, Chairman,
Chief Executive Officer and
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

February 12, 2010	Chairman, Chief Executive Officer	/s/ M.E. “Hank” Durschlag
	and Chief Financial Officer	M.E. “Hank” Durschlag

February 12, 2010	Director	/s/ Ross E. Silvey
Ross E. Silvey

February 12, 2010	Director	/s/ Erik S. Phillips
Erik S. Phillips