Form 10-Q
period 2009-12-31
Double Eagle Holdings, Ltd.
filed 2010-02-23
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: December 31, 2009

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

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of February 15, 2010 was 50,925,820.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Balance Sheets
December 31, 2009 and September 30, 2009

	December 31,	September 30,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$2,407	$582
TOTAL CURRENT ASSETS	2,407	582
Available-for-sale investments - affiliates	26,576	179,495
Notes and accrued interest receivable - affiliate	59,619	57,819
	$88,602	$237,896
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Accounts payable	74,465	75,094
Accounts payable - related parties	81,154	97,854
Convertible notes payable - related party	100,000	100,000
Accrued expenses - related party	4,356	2,844
Deferred revenue - related party	7,333	-
Advances from related parties	63,310	31,660
TOTAL CURRENT LIABILITIES	330,618	307,452

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; authorized 12,500 shares; no shares issued and outstanting; $100 per share liquidation preference	-	-
Common stock, $.001 par value; authorized 100,000,000 shares; 50,925,820 shares issued and outstanding at December 31, 2009 and September 30, 2009	50,926	50,926
Additional paid-in capital	9,946,022	9,946,022
Non-controlling interest	(126,340)	-
Accumulated other comprehensive income (loss)	(117,354)	31,085
Accumulated deficit:
During the development stage	(118,417)	(97,895)
Other	(9,876,853)	(9,999,694)
Total accumulated deficit	(9,995,270)	(10,097,589)
Total stockholders' equity (deficit)	(242,016)	(69,556)
Total liabilities and stockholders' equity (deficit)	$88,602	$237,896

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2009 and 2008 and from Inception
(January 20, 2009) through December 31, 2009
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2009	2008	December 31, 2009
Revenue
Management income - related party	$1,467	$-	$4,034
Total income	1,467	-	4,034
Expenses:
Related party services	6,000	24,869	64,039
General and administrative expense	6,495	31,876	22,641
	12,495	56,745	86,680
Loss from operations	(11,028)	(56,745)	(82,646)
Other income (expense):
Interest income - related party	1,799	1,579	6,486
Interest expense - related party	(1,512)	-	(4,356)
Realized gain (loss) - related party	-	-	(24,500)
Other than temporary decline in available-for-sale securities	(13,280)	-	(16,900)
Other income (expense)	(12,993)	1,579	(39,270)
Loss before income taxes	(24,021)	(55,166)	(121,916)
Income taxes	-	-	-
Net loss before non-controlling interest	(24,021)	(55,166)	(121,916)
Non-controlling interest	-	17,136	3,499
Net loss	(24,021)	(38,030)	(118,417)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities (none attributed to the non-controlling interest)	(148,439)	(207,000)	(189,824)
Net comprehensive loss	$(172,460)	$(245,030)	$(308,241)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	50,925,820	50,795,385

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2009 and 2008 and from Inception
(January 20, 2009) through December 31, 2009
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2009	2008	December 31, 2009
Operating activities:
Net loss	$(24,021)	$(38,030)	$(118,417)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Other than temporary decline in available-for-sale securities	13,280	-	16,900
Gain (loss) on sale/impairment of investment in related party	-	-	24,500
Non-controlling interest	-	(17,136)	(3,499)
Amortization of deferred revenue - related party	(1,467)	-	(1,467)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	(1,800)	2,189	(6,486)
Accounts payable and accrued expenses	(629)	18,026	27,633
Accounts payable and accrued expenses - related parties	(15,188)	15,530	18,468
Net cash used in operating activities	(29,825)	(19,421)	(42,368)
Investing activities:
Net cash used in investing activities	-	-	-
Financing activities:
Common stock issued for cash	-	10,000	-
Advances from related parties for working capital	31,650	5,000	38,310
Net cash used in investing activities	31,650	15,000	38,310
Net increase (decrease) in cash and cash equivalents	1,825	(4,421)	(4,058)
Cash and cash equivalents, beginning of period	582	10,886	6,465
Cash and cash equivalents, end of period	$2,407	$6,465	$2,407

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Note payable issued to acquire investment	$-	$-	$100,000
Accrued interest receivable included in amended note	-	-	3,589

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:            ORGANIZATION

CONSOLIDATION POLICY AND HISTORY OF BUSINESS
The consolidated financial statements include the accounts of Double Eagle Holdings, Ltd. ("DEGH") and Ultimate Social Network, Inc. ("USN") its 60% subsidiary (collectively the "Company").  All significant intercompany balances and transactions have been eliminated in consolidation.  DEGH was originally incorporated in 1985 in Nevada.  Its securities now trade on the Over-The-Counter Bulletin Board under the symbol DEGH.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2009, which is included in the Company's Form 10-K for the year ended September 30, 2009. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete fiscal year.

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after December 31, 2009, up until the issuance of the financial statements, which occurred on February 22, 2010.

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

The accounting change shall be retrospectively applied to the financial statements of all prior periods presented to show financial information for the new reporting entity for those periods.  Previously issued interim financial statements shall be presented on a retrospective basis.

DEVELOPMENT STAGE
At the time of filing Form N-54c with the SEC on January 20, 2009, the Company had limited resources and did not have sufficient capital to complete its business plans.  Accordingly, the operations of the Companies are presented as those of a development stage enterprise, from its inception (January 20, 2009).

GOING CONCERN
The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a net loss from operations of $24,021, recognized an unrealized loss on investments of $148,439 resulting in a comprehensive loss of $172,460 during the three months ended December 31, 2009.  At December 31, 2009, current assets, excluding investments, are $2,407 and current liabilities are $330,618.

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

RECLASSIFICATION
Certain reclassifications have been made in the condensed consolidated financial statements at December 31, 2008 and for the three months then ended to conform to the December 31, 2009 presentation.  The reclassifications had no effect on net loss.

FISCAL YEAR
Fiscal 2010 refers to periods in the year ending September 30, 2010.  Fiscal 2009 refers to periods in the year ended September 30, 2009.

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

NEW ACCOUNTING PRONOUNCEMENTS
Below is a listing of the most recent accounting standards and their effect on the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have any effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics.  This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167.  In June 2009, the FASB issued SFAS No. 167 (ASC Topic 810), “Amendments to FASB Interpretation No. 46(R) (“SFAS 167”).   SFAS 167 amends the consolidation guidance applicable to variable interest entities. The provisions of SFAS 167 significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R).  SFAS 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010. The Company does not expect the provisions of SFAS 167 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets.  This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 166.  In June 2009, the FASB issued SFAS No. 166, (ASC Topic 860) “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”).  The provisions of SFAS 166, in part, amend the derecognition guidance in FASB Statement No. 140, eliminate the exemption from consolidation for qualifying special-purpose entities and require additional disclosures. SFAS 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. SFAS 167 will be effective for the Company beginning in 2010.  The Company does not expect the provisions of SFAS 166 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing.  This Accounting Standards Update amends the FASB Accounting Standard Codification for EITF 09-1.  In July 2009, the FASB ratified the consensus reached by EITF (Emerging Issues Task Force) issued EITF No. 09-1, (ASC Topic 470) “Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance” (“EITF 09-1”).  The provisions of EITF 09-1, clarifies the accounting treatment and disclosure of share-lending arrangements that are classified as equity in the financial statements of the share lender.  An example of a share-lending arrangement is an agreement between the Company (share lender) and an investment bank (share borrower) which allows the investment bank to use the loaned shares to enter into equity derivative contracts with investors.  EITF 09-1 is effective for fiscal years beginning on or after December 15, 2009 and requires retrospective application for all arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009.   Share-lending arrangements that have been terminated as a result of counterparty default prior to December 15, 2009, but for which the entity has not reached a final settlement as of December 15, 2009 are within the scope.  Effective for share-lending arrangements entered into on or after the beginning of the first reporting period that begins on or after June 15, 2009.  EITF 09-1 will be effective for the Company in 2010.  The Company does not expect the provisions of EITF 09-1 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements.  This update changed the accounting model for revenue arrangements that include both tangible products and software elements.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2009-14 to have a material effect on the financial position, results of operations or cash flows of the Company.

In October 2009, the FASB issued Accounting Standards Update 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements.  This update addressed the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than a combined unit and will be separated in more circumstances that under existing US GAAP.  This amendment has eliminated the residual method of allocation.  Effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption is permitted. The Company does not expect the provisions of ASU 2009-13 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2009, the FASB issued Accounting Standards Update 2009-12, Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).  This update provides amendments to Topic 820 for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent).  It is effective for interim and annual periods ending after December 15, 2009.  Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The Company does not expect the provisions of ASU 2009-12 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2009, the FASB issued SFAS No. 164, (ASC Topic 810) “Not-for-Profit Entities: Mergers and Acquisitions – including an amendment of FASB Statement No. 142” (“SFAS 164”). The provisions of SFAS 164 provide guidance on accounting for a combination of not-for-profit entities either via merger or acquisition.  SFAS 164 is effective for mergers occurring on or after the beginning of an initial reporting period beginning on or after December 15, 2009 and acquisitions occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2009. The Company does not expect the provisions of SFAS 164 to have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140 (ASC Topic 860), “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (ASC Topic 810) (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51 (ASC Topic 810),” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

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

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 was adopted on October 1, 2009, see Note 5.

2.	RESTATEMENT

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

The following reports the effect of the change on net loss, other comprehensive income and net loss per share for the three months ended December 31, 2008:

2008
Net decrease in net assets from opeations, as originally reported	$(202,375)
Net loss of majority owned subsidiary not previously consolidated	(42,839)
Net loss before other adjustments	(245,214)
Unrealized loss on marketable equity securities included in operations	207,000
Elimination of management fee charged portfolio company	(7,500)
Elimination of interest charged on note written off September 30, 2008	(2,582)
Expenses accrued	(6,870)
Net loss before noncontrolled interest	(55,166)
Noncontrolled interest	17,136
Net loss as restated	(38,030)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(207,000)
Net comprehensive loss	$(245,030)

Net loss per share, basic and diluted:
As originally reported	$(0.00)
Restated	$(0.00)

3.	INVESTMENTS IN AFFILIATES

Investments at December 31, 2009 and September 30, 2009 are summarized as follows:

	December 31,	September 30,
	2009	2009

Available-for-sale securities - affiliates	$26,576	$179,495

Notes receivable due from affiliate, Efftec International, Inc.
Principal	55,089	55,089
Accrued interest	4,530	2,730
	59,619	57,819

Available-for-sale investments may be summarized as follows:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Gains (Losses)	Value
December 31, 2009
Efftec International, Inc.	$21,680	$(13,280)	$-	$8,400
North American Energy	135,530	-	(117,354)	18,176
	$157,210	$(13,280)	$(117,354)	$26,576

September 30, 2009
Efftec International, Inc.	$12,880	$-	$-	$12,880
North American Energy	135,530	-	31,085	166,615
	$148,410	$-	$31,085	$179,495

EFFI has developed an Internet-based chiller tool which it is installing and selling to its customer base.  The note receivable includes interest at 12%, is due on April 30, 2010 and is convertible into common stock at $0.035 per share at December 31, 2009.

North American Energy Resources, Inc. ("NAEY") is an oil and gas development and production company with operations currently in Oklahoma.  The Company has determined that the loss on NAEY is temporary and has not been recognized, based on subsequent trading activity and investment opportunities currently available to NAEY.

Fair value for both available-for-sale securities is based on level one inputs, the posted closing price on December 31, 2009.

4.	RELATED PARTY TRANSACTIONS

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

While operating as a BDC the Company had management contracts and made loans to its 60% owned subsidiary USN.  These transactions are eliminated in consolidation with USN.

Hank Durschlag, the Company's CEO,  is also CEO and a director of Efftec International, Inc. to whom the Company has made a loan and owns 2,800,000 shares of Efftec common stock at December 31, 2009.  The Company recognized interest income of $1,799 and $1,579 during fiscal year ended September 30 and 2009, respectively.  The accrued interest receivable balance was $4,530 and $2,730 at December 31, 2009 and September 30, 2009, respectively.  The Company's investment in the 2,800,000 shares of common stock of Efftec have been determined to have an other than temporary decline in value, accordingly, the investment has been impaired by $13,280 to its current trading price.

The Company has received non-interest bearing advances from affiliates in the amounts of $63,310 and $31,660 at December 31, 2009 and  September 30, 2009, respectively, as detailed below.  MLM Concepts is owned 50% by Michael D. Pruitt, former CEO and director of the Company.  Chef-on-the-Go is owned by a shareholder of the Company.  Joel Holt is a shareholder of the Company and owns 70% of ALT Energy, Inc.

Ross Silvey is a director of the Company and is also CEO and a director of North American Energy Resources, Inc. ("NAEY").  Director fees were accrued for Mr. Silvey in the amount of $3,000 in 2009.  Mr. Silvey ceased his direct involvement on the audit committee when the Company ceased operation as a BDC in January 2009.  Mr. Silvey is owed $2,500 at December 31, 2009 and September 30, 2009.

G. David Gordon is corporate counsel and billed legal fees of $6,869 in 2009 and none in 2010.  Mr. Gordon was owed $34,654 and $55,354 at December 31, 2009 and  September 30, 2009, respectively.  Mr. Gordon owns 25% of ALT Energy, Inc. and his wife owns 25% of Zatso, LLC.

Hank Durschlag, the Company's CEO, had accrued $3,000 and $6,000 for his services as CEO during 2010 and 2009, respectively.  Mr. Durschlag was owed $12,000 and $9,000 for services at December 31, 2009 and September 30, 2009, respectively.

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

On July 31, 2008, the Company converted its loan with NAEY in the amount of $35,530, including accrued interest, into 153,000 shares of NAEY common stock.  On April 10, 2009, the Company issued a note payable to Avenel Financial Group in the amount of $100,000 to acquire an additional 149,936 shares of NAEY.  Avenel Financial is owned by Michael D. Pruitt and is an owner of over 5% of the Company's common stock.  The note has a balance of $100,000 with accrued interest of $4,356 and $2,844 at December 31, 2009 and September 30, 2009, respectively.  The 302,936 shares of NAEY were valued at $18,176 and $166,615 at December 31, 2009 and September 30, 2009, respectively.

BJB Services, Inc., accountants for the Company, and Jim Reskin, SEC counsel for the Company, acted as co-compliance officers for the Company from April 5, 2007 until January 20, 2009, which was the period during which the Company was a BDC.

The note receivable from Efftec International, Inc. was amended on May 1, 2009 and includes interest at 12%; is due on April 30, 2010; and is convertible into common stock at $0.035 per share.

The note payable to Avenel Financial Group includes interest at 6%; is due April 10, 2010; and is convertible into common stock at $0.20 per share.

Related party amounts included in the balance sheet may be summarized as follows:

Available-for-sale securities:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Gains (Losses)	Value
December 31, 2009
Efftec International, Inc.	$21,680	$(13,280)	$-	$8,400
North American Energy	135,530	-	(117,354)	18,176
	$157,210	$(13,280)	$(117,354)	$26,576

September 30, 2009
Efftec International, Inc.	$12,880	$-	$-	$12,880
North American Energy	135,530	-	31,085	166,615
	$148,410	$-	$31,085	$179,495

	2009	2008
Notes and accrued interest receivable - affiliates
Efftec International, Inc.	$59,619	$57,819
	59,619	57,819

Accounts payable - related parties:
G. David Gordon & Associates, P.C. and G. David Gordon	$34,654	$55,354
Hank Durschlag	12,000	9,000
BJB Services, Inc.	32,000	31,000
Ross Silvey	2,500	2,500
	81,154	97,854

Notes payable - affiliate - Avenel Financial Group	$100,000	$100,000

Accrued interest - affiliate - Avenel Financial Group	$4,356	$2,844

Non-interest bearing advances from affiliates:
Avenel Financial Group	$20,000	$20,000
Joel Holt	25,650	-
MLM Concepts	10,000	5,000
Chef-on-the-Go	2,660	1,660
G. David Gordon	5,000	5,000
	63,310	31,660

Deferred revenue - Efftec International, Inc.	7,333	-

Transactions with related parties in the statement of operations for the three months ended December 31, 2009 and 2008 include:

	2009	2008
Management income - related party
Efftec International, Inc.	$1,467	-
	1,467	-

Interest income - affiliates
Efftec International, Inc.	$1,799	$1,579
	1,799	1,579
Related party expenses:
Director fees - Ross Silvey	-	3,000
Legal fees - G. David Gordon & Associates, PC	-	6,869
Accounting services - BJB Services, Inc.	3,000	9,000
CEO compensation - Hank Durschlag	3,000	6,000
	6,000	24,869

Unrealized gains (losses) on available-for-sale securities of affiliates:
Efftec International, Inc.	$-	$28,500
North American Energy Resources, Inc.	(148,439)	(235,500)
	(148,439)	(207,000)

5.         APPLICATION OF FASB ASC TOPIC 810

FASB ASC Topic 810, "Consolidation," amended prior guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, which became effective on October 1, 2009 for the Company.  Paragraph 810-10-45-21 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.  Previously, when the noncontrolling interest reached zero, the Company discontinued allocating losses to the noncontrolling interest and recorded 100% of the loss.  At October 1, 2009, the Company had recognized $126,340 in losses that would be attributed to the noncontrolling interest under the new guidance.  The Company recorded the following adjustment to record the effect of the new guidance.

	Balance		Balance
	September 30,		October 1,
	2009	Adjustment	2009

Noncontrolling interest	$-	$(126,340)	$(126,340)
Accumulated deficit:
During the development stage	(97,895)	3,499	(94,396)
Other	(9,999,694)	122,841	(9,876,853)
	$(10,097,589)	$126,340	$(9,971,249)

6.           COMMITMENTS AND CONTINGENCIES

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009 and 2008.

PLAN OF OPERATION

On April 5, 2007, we filed a notification under Form N54a with the SEC indicating our election to be regulated as a BDC under the 1940 Act.

On January 20, 2009, we filed a notification under Form N54C with the SEC indicating our withdrawal of our election to be regulated as a BDC under the 1940 Act.

Subsequent to the filing of the Form N-54C with the SEC, the Company has pursued a business model whereby it would acquire majority ownership stakes in Internet development companies (the "New Business Model"). In this regard, the Company would remain active in its majority owned Internet development company, Ultimate Social Network, Inc. USN has now failed in its development plan and the Company is seeking other Internet development companies to acquire.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had a working capital deficit of $328,211 as compared to a working capital deficit of $306,870 at September 30, 2009. The primary reason for the decrease is the reduction in the value of our investment in North American Energy Resources, Inc.

Our withdrawal from being regulated and reporting as a BDC eliminates the availability of the 1-E to raise capital through sale of free trading common shares. We will need some capital in 2010 which we expect to raise through private placements of our restricted common stock and loans from related parties.

RESULTS OF OPERATIONS

Comparison of three months ended December 31, 2009 and 2008 –

Revenues – We had management income in the three months ended December 31, 2009.  We received 2,000,000 shares of Efftec common stock valued at $8,800, based on the trading price of the Efftec common stock on the date received, for management services provided to Efftec.  The agreement was for a period of six months, thus $1,467 was reported in the current quarter.

Costs and expenses decreased from $56,745 in the fiscal 2009 period to $12,495 in the fiscal 2010 period.

•
Related party services declined from $24,869 in 2009 to $6,000 in 2010.  The Company is not currently paying director fees and has reduced the CEO compensation from $2,000 per month to $1,000 per month.

•	Other general and administrative expense declined from $31,876 in 2009 to $6,495 in 2010. This decline is primarily the elimination of costs associated with USN's website.

The Company recognized an other than temporary decline in available-for-sale securities in the amount of $13,280 in 2010.

Other comprehensive income (loss) amounted to losses of $148,439 and $207,000 in 2010 and 2009, respectively, primarily from temporary declines in value of the Company's investment in NAEY.

Our Plan of Operation for the Next Twelve Months

Management’s Analysis of Business

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a loss of $24,021 for the three  months ended December 31, 2009, and had a unrealized loss of $148,439 on available-for-sale securities for a total comprehensive loss of $172,460.  Expenses have been reduced to the minimum until additional capital can be obtained.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2009.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, is not effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure, primarily due to a lack of segregation of duties due to the Company's small size.

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

DOUBLE EAGLE HOLDINGS, LTD.

February 22, 2010	By: /s/M.E. Durschlag
M.E. Durschlag, President,
Chief Executive Officer and
Chief Financial Officer