Form 10-Q
period 2010-03-31
Double Eagle Holdings, Ltd.
filed 2010-05-10
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: March 31, 2010

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

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of April 15, 2010 was 50,925,820.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)

INDEX

PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Balance Sheets
March 31, 2010 and September 30, 2009

	March 31,	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,394	$582
Total current assets	1,394	582
Other assets:
Available-for-sale investments - affiliates	30,317	179,495
Notes and accrued interest receivable - affiliate	54,711	57,819
Total other assets	85,028	237,314

Total assets	$86,422	$237,896
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	68,854	75,094
Accounts payable - related parties	19,662	97,854
Convertible notes payable - related parties	230,803	100,000
Accrued expenses - related parties	7,188	2,844
Deferred revenue - related party	2,933	-
Advances from related parties	-	31,660
Total current liabilities	329,440	307,452

Commitments and contingencies

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value; authorized 12,500 shares; no shares issued
and outstanting; $100 per share liquidation preference	-	-
Common stock, $.001 par value; authorized 100,000,000 shares; 50,925,820
shares issued and outstanding at March 31, 2010 and September 30, 2009	50,926	50,926
Additional paid-in capital	9,946,022	9,946,022
Non-controlling interest	(126,340)	-
Accumulated other comprehensive income (loss)	(113,612)	31,085
Accumulated deficit:
During the development stage	(123,160)	(97,895)
Other	(9,876,854)	(9,999,694)
Total accumulated deficit	(10,000,014)	(10,097,589)
Total stockholders' (deficit)	(243,018)	(69,556)
Total liabilities and stockholders' (deficit)	$86,422	$237,896

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	2010	2009
		(Restated)
Revenue
Management income - related party	$4,400	$-
Total income	4,400	-
Expenses:
Related party services	3,000	23,110
General and administrative expense	4,903	12,593
Total expenses	7,903	35,703
Loss from operations	(3,503)	(35,703)
Other income (expense):
Interest income - related party	1,592	4,071
Interest expense - related party	(2,832)	-
Other income (expense)	(1,240)	4,071
Loss before income taxes	(4,743)	(31,632)
Income taxes	-	-
Net loss before non-controlling interest	(4,743)	(31,632)
Non-controlling interest	-	1,206
Net loss	(4,743)	(30,426)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities (none attributed to the non-controlling interest)	3,741	(101,100)
Net comprehensive loss	$(1,002)	$(131,526)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	50,925,820	50,925,820

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Six Months Ended March 31, 2010 and 2009 and from Inception
(January 20, 2009) through March 31, 2010
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2010	2009	March 31, 2010
		(Restated)
Revenue
Management income - related party	$5,867	$-	$8,434
Total income	5,867	-	8,434
Expenses:
Related party services	6,000	38,979	64,039
General and administrative expense	14,398	53,469	30,544
Total expenses	20,398	92,448	94,583
Loss from operations	(14,531)	(92,448)	(86,149)
Other income (expense):
Interest income - related party	3,391	5,651	8,078
Interest expense - related party	(4,344)	-	(7,188)
Realized gain (loss) - related party	-	-	(24,500)
Other than temporary decline in available-for-sale securities	(13,280)	-	(16,900)
Other income (expense)	(14,233)	5,651	(40,510)
Loss before income taxes	(28,764)	(86,797)	(126,659)
Income taxes	-	-	-
Net loss before non-controlling interest	(28,764)	(86,797)	(126,659)
Non-controlling interest	-	11,142	3,499
Net loss	(28,764)	(75,655)	(123,160)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities (none attributed to the non-controlling interest)	(144,697)	(308,100)	(189,824)
Net comprehensive loss	$(173,461)	$(383,755)	$(312,984)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	50,925,820	50,835,161

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2010 and 2009 and from Inception
(January 20, 2009) through March 31, 2010
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2010	2009	March 31, 2010
		(Restated)
Operating activities:
Net loss	$(28,764)	$(75,655)	$(123,160)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Other than temporary decline in available-for-sale securities	13,280	-	16,900
Gain (loss) on sale/impairment of investment in related party	-	-	24,500
Non-controlling interest	-	(11,142)	(3,499)
Amortization of deferred revenue - related party	(5,867)	-	(5,867)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	(3,391)	(1,882)	(8,077)
Accounts payable and accrued expenses	(6,240)	64,343	22,022
Accounts payable and accrued expenses - related parties	4,344	-	38,000
Net cash used in operating activities	(26,638)	(24,336)	(39,181)
Investing activities:
Proceeds from investments	6,500	-	6,500
Net cash used in investing activities	6,500	-	6,500
Financing activities:
Common stock issued for cash	-	10,000	-
Advances from related parties for working capital	20,950	5,000	27,610
Net cash used in investing activities	20,950	15,000	27,610
Net increase (decrease) in cash and cash equivalents	812	(9,336)	(5,071)
Cash and cash equivalents, beginning of period	582	10,886	6,465
Cash and cash equivalents, end of period	$1,394	$1,550	$1,394

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Note payable issued to acquire investment	$-	$-	$100,000
Accrued interest receivable included in amended note	5,326	-	8,915
Convertible notes payable issued for advances from affiliates	63,310	-	63,310
Convertible notes payable issued for accounts payable to affiliates	67,493	-	67,493

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

In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after March 31, 2010, up until the issuance of the financial statements, which occurred on May 10, 2010.

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

GOING CONCERN
The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a net loss from operations of $28,764, recognized an unrealized loss on investments of $144,697 resulting in a comprehensive loss of $173,461 during the six months ended March 31, 2010.  At March 31, 2010, current assets, excluding investments, are $1,394 and current liabilities are $329,440.

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

RECLASSIFICATION
Certain reclassifications have been made in the condensed consolidated financial statements at March 31, 2009 and for the three and six months then ended to conform to the March 31, 2010 presentation.  The reclassifications had no effect on net loss.

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

As previously disclosed, the Company was required to audit the year ended September 30, 2008 again, as a result of the revocation of the license of its prior auditor.  In this regard our auditor at the time advised us that he had been directed by the PCAOB to consider any asset that originally existed at September 30, 2008 but was later determined to be worthless to now be impaired or worthless as of September 30, 2008.  The effect of these and other changes resulted in revisions to the net loss originally reported for the three and six months ended March 31, 2009 as follows:

	Three	Six
	Months	Months
	Ended March 31, 2009

Net loss, as originally reported	$(114,482)	$(341,695)
Unrealized loss on marketable equity securities included in operations	101,100	308,100
Elimination of management fee charged portfolio company	-	(7,500)
Elimination of interest charged on note written off September 30, 2008	-	(2,582)
Expenses accrued	(18,250)	(43,120)
Net loss before noncontrolled interest	(31,632)	(86,797)
Noncontrolled interest	1,206	11,142
Net loss as restated	(30,426)	(75,655)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(100,100)	(308,100)
Net comprehensive loss	$(130,526)	$(383,755)

Net loss per share, basic and diluted:
As originally reported	$(0.00)	$(0.00)
Restated	$(0.00)	$(0.00)

3.	INVESTMENTS IN AFFILIATES

Investments at March 31, 2010 and September 30, 2009 are summarized as follows:

	March 31,	September 30,
	2010	2009

Available-for-sale securities - affiliates	$30,317	$179,495

Notes receivable due from affiliate, Efftec International, Inc. ("EFFI")
Principal	53,916	55,089
Accrued interest	795	2,730
	$54,711	$57,819

Available-for-sale investments may be summarized as follows:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Gains (Losses)	Value
March 31, 2010
Efftec International, Inc.	$8,400	$-	$9,800	$18,200
North American Energy	135,530	-	(123,413)	12,117
	$143,930	$-	$(113,613)	$30,317

September 30, 2009
Efftec International, Inc.	$12,880	$-	$-	$12,880
North American Energy	135,530	-	31,085	166,615
	$148,410	$-	$31,085	$179,495

EFFI has developed an Internet-based chiller tool which it is installing and selling to its customer base.  The note receivable includes interest at 12%, is due on October 15, 2010 and is convertible into common stock at $0.09 per share at March 31, 2010.  On February 15, 2010, the note was amended and the accrued interest at the time was included in the new balance of $60,416.  A principal reduction of $6,500 was received on February 22, 2010.

At December 31, 2009, the Company valued its investment in EFFI at $8,400 based on its posted trading price on that date.  Management determined that the loss of $13,280 was an other-than-temporary loss which was included in the statement of operations at December 31, 2009, and reduced the cost of the investment from $21,680 to $8,400.  At March 31, 2010, the investment in EFFI had increased to $18,200 and the resulting unrealized gain was included in accumulated other comprehensive income at March 31, 2010.

North American Energy Resources, Inc. ("NAEY") is an oil and gas development and production company with operations currently in Oklahoma.  The Company has determined that the loss on NAEY is temporary and has not been recognized, based on investment opportunities currently available to NAEY.

Fair value for both available-for-sale securities is based on level one inputs, the posted closing price on March 31, 2010.

4.	DEFERRED REVENUE

The Company entered into a consulting agreement with EFFI for a period of six months beginning December 1, 2009.  The Company received 20,000 shares of EFFI common stock which were valued at $8,800 based on the quoted price of the stock on the date received.  The $8,800 is being amortized to income over the six month period of the contract.  As of March 31, 2010, $5,867 has been included in income ($4,400 during the three months ended March 31, 2010) and $2,933 in included in deferred revenue.

5.           RELATED PARTY TRANSACTIONS

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

Hank Durschlag, the Company's CEO,  is also a director of Efftec International, Inc. to whom the Company has made a loan and owns 28,000 shares of Efftec common stock at March 31, 2010.  The Company recognized interest income of $3,339 and $3,082 during the six months ended March 31, 2010 and 2009, respectively.  The accrued interest receivable balance was $795 and $2,730 at March 31, 2010 and September 30, 2009, respectively.  The Company's investment in the 28,000 shares of common stock of Efftec had been determined to have an other than temporary decline in value at December 31, 2009, accordingly, the investment was impaired by $13,280 to its trading price on that date.  At March 31, 2010, the stock had an unrecognized holding gain of $9,800.

The Company has received non-interest bearing advances from affiliates in the amounts of $63,310 and $31,660 at December 31, 2009 and  September 30, 2009, respectively, as detailed below.  MLM Concepts is owned 50% by Michael D. Pruitt, former CEO and director of the Company.  Chef-on-the-Go is owned by a shareholder of the Company.  Joel Holt is a shareholder of the Company and owns 70% of ALT Energy, Inc.  These advances were all converted to convertible notes payable in February 2010.

Ross Silvey is a director of the Company and is also CEO and a director of North American Energy Resources, Inc. ("NAEY").  Director fees were accrued for Mr. Silvey in the amount of $3,000 in 2009.  Mr. Silvey ceased his direct involvement on the audit committee when the Company ceased operation as a BDC in January 2009.  Mr. Silvey is owed $2,500 at March 31, 2010 and September 30, 2009.

G. David Gordon is corporate counsel and billed legal fees of $25,119 in 2009 and none in 2010.  Mr. Gordon was owed $2,162 and $55,354 at March 31, 2010 and  September 30, 2009, respectively.  Mr. Gordon owns 25% of ALT Energy, Inc. and his wife owns 25% of Zatso, LLC.  On March 1, 2010, $32,492 of the balance owed Mr. Gordon was exchanged for a convertible note payable to Avenel Financial Group.

Hank Durschlag, the Company's CEO, had accrued $6,000 and $10,860 for his services as CEO during 2010 and 2009, respectively.  Mr. Durschlag was owed $15,000 and $9,000 for services at March 31, 2010 and September 30, 2009, respectively.

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

On July 31, 2008, the Company converted its loan with NAEY in the amount of $35,530, including accrued interest, into 153,000 shares of NAEY common stock.  On April 10, 2009, the Company issued a note payable to Avenel Financial Group in the amount of $100,000 to acquire an additional 149,936 shares of NAEY.  Avenel Financial is owned by Michael D. Pruitt and is an owner of over 5% of the Company's common stock.  The note has a balance of $100,000 with accrued interest of $5,836 and $2,844 at March 31, 2010 and September 30, 2009, respectively.  The 302,936 shares of NAEY were valued at $12,117 and $166,615 at March 31, 2010 and September 30, 2009, respectively.

BJB Services, Inc., accountants for the Company, and Jim Reskin, SEC counsel for the Company, acted as co-compliance officers for the Company from April 5, 2007 until January 20, 2009, which was the period during which the Company was a BDC.

The note receivable from Efftec International, Inc. was amended on February 15, 2010 and includes interest at 12%; is due on October 15, 2010; and is convertible into common stock at $0.09 per share.

The note payable to Avenel Financial Group includes interest at 6%; is due April 10, 2010; and is convertible into common stock at $0.20 per share.

Related party amounts included in the balance sheet may be summarized as follows:

Available-for-sale securities:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Gains (Losses)	Value
December 31, 2009
Efftec International, Inc.	$8,400	$-	$9,800	$18,200
North American Energy	135,530	-	(123,413)	12,117
	$143,930	$-	$(113,613)	$30,317

September 30, 2009
Efftec International, Inc.	$12,880	$-	$-	$12,880
North American Energy	135,530	-	31,085	166,615
	$148,410	$-	$31,085	$179,495

Notes receivable:
	2009	2008
Notes and accrued interest receivable – affiliates Efftec International, Inc.	$59,619	$57,819
	59,619	57,819

Accounts payable - related parties:
	2010	2009

G. David Gordon & Associates, P.C. and G. David Gordon	$2,162	$55,354
Hank Durschlag	15,000	9,000
Ross Silvey	2,500	2,500

	$19,662	$66,854

Notes payable - related parties:

	Date	Int. Rate	2010	2009

Avenel Financial Group	4/10/2009	6%	$100,000	$100,000
Amy Gordon	2/26/2010	12%	5,000	-
Chef on the Go	2/26/2010	12%	2,660	-
Progressive Capital	2/26/2010	12%	25,650	-
Avenel Financial Group	2/26/2010	12%	20,000	-
MLM Concepts, LLC	2/26/2010	12%	10,000	-
Avenel Financial Group	3/1/2010	12%	32,492
BJB Services, Inc.	3/1/2010	12%	35,000

			$230,802	$100,000

	2010	2009
Non-interest bearing advances from affiliates:
Avenel Financial Group	$-	$20,000
MLM Concepts	-	5,000
Chef-on-the-Go	-	1,660
G. David Gordon	-	5,000
	-	31,660

Deferred revenue:
	2010	2009

Efftec International, Inc.	$2,933	$-

Accrued interest payable:
	2010	2009

Affiliates	$7,188	$2,844

Transactions with related parties in the statement of operations for the six months ended March 31, 2010 and 2009 include:
	2010	2009

Management income - Efftec International, Inc.	$5,867	$-

	2010	2009

Interest income - Efftec International, Inc.	$3,391	$3,082

	2010	2009
Related party expenses:
Director fees - Ross Silvey	$-	$3,000
Legal fees - G. David Gordon & Associates, P.C.	-	25,119
CEO compensation - Hank Durschlag	6,000	10,860
	$6,000	$38,979

6.           APPLICATION OF FASB ASC TOPIC 810

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

The three and six months ended March 31, 2009 would have included $1,206 and $11,142 in expense that would have been attributed to the non controlling interest if Topic 810 were in effect at that time.  These amounts are included in the comparative periods in the statements of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had a working capital deficit of $328,027 as compared to a working capital deficit of $306,870 at September 30, 2009.  The primary reason for the increase is an increase in liabilities of $21,988.

Our withdrawal from being regulated and reporting as a BDC eliminates the availability of the 1-E to raise capital through sale of free trading common shares.  We will need some capital in 2010 which we expect to raise through private placements of our restricted common stock  and loans from related parties.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2010 and 2009 –

Revenues – We had management income in the three months ended March 31, 2010 of $4,400.  We received 20,000 shares of Efftec common stock valued at $8,800, based on the trading price of the Efftec common stock on the date received, for management services provided to Efftec.  The agreement was for a period of six months, thus $4,400 was reported in the current quarter.

Costs and expenses decreased from $35,703 in the fiscal 2009 period to $7,903 in the fiscal 2010 period.

•
Related party services declined from $23,110 in 2009 to $3,000 in 2010.  The Company is not currently paying director fees and has reduced the CEO compensation from $2,000 per month to $1,000 per month.  The 2009 period also included legal expenses which did not repeat in 2010.

•	Other general and administrative expense declined from $12,593 in 2009 to $4,903 in 2010. This decline is primarily the elimination of costs associated with USN's website.

Other comprehensive income (loss) amounted to income of $3,741 in the 2010 period and a loss of $101,100 in the 2009 period, primarily from temporary declines in value of the Company's investment in NAEY.

Comparison of six months ended March 31, 2010 and 2009 –

Revenues – We had management income in the six months ended March 31, 2010 of $5,867.  We received 20,000 shares of Efftec common stock valued at $8,800, based on the trading price of the Efftec common stock on the date received, for management services provided to Efftec.  The agreement was for a period of six months, thus $5,867 was reported in the current six-month period.

Costs and expenses decreased from $92,448 in the fiscal 2009 period to $20,398 in the fiscal 2010 period.

•
Related party services declined from $38,979 in 2009 to $6,000 in 2010.  The Company is not currently paying director fees and has reduced the CEO compensation from $2,000 per month to $1,000 per month.  The 2009 period also included legal expenses which did not repeat in 2010.

•	Other general and administrative expense declined from $54,469 in 2009 to $14,398 in 2010. This decline is primarily the elimination of costs associated with USN's website.

The Company recognized an other than temporary decline in available-for-sale securities in the amount of $13,280 in 2010.

Other comprehensive income (loss) amounted to a loss of $144,697 in the 2010 period and a loss of $308,100 in the 2009 period, primarily from temporary declines in value of the Company's investment in NAEY.

Our Plan of Operation for the Next Twelve Months

Management’s Analysis of Business

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a loss of $28,764 for the six  months ended March 31, 2010, and had a unrealized loss of $308,100 on available-for-sale securities for a total comprehensive loss of $383,755.  Expenses have been reduced to the minimum until additional capital can be obtained.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2010.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, is not effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure, primarily due to a lack of segregation of duties due to the Company's small size.

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

DOUBLE EAGLE HOLDINGS, LTD.

May 10, 2010	By:	/s/M.E. Durschlag
M.E. Durschlag, President,
Chief Executive Officer and
Chief Financial Officer