Form 10-Q
period 2010-06-30
Double Eagle Holdings, Ltd.
filed 2010-08-16
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For Quarter Ended: June 30, 2010

Commission File Number: 000-22991

DOUBLE EAGLE HOLDINGS, LTD.
 (Exact name of small business issuer as specified in its charter)

NEVADA	87-0460247
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

10130 Mallard Creek Road, Charlotte, NC  28262
 (Address of principal executive office)

7633 E 63rd Place, Suite 220, Tulsa, OK  74133
(Former address of principal executive office)

(704) 944-3574
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
Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of  July 31, 2010 was 50,925,820.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Balance Sheets
June 30, 2010 and September 30, 2009

	June 30,	September 30,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$302	$582
Total current assets	302	582
Other assets:
Available-for-sale investments - affiliates	82,869	179,495
Notes and accrued interest receivable - affiliate	26,020	57,819
Total other assets	108,889	237,314

Total assets	$109,191	$237,896
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	73,625	75,094
Accounts payable - related parties	22,661	97,854
Convertible notes payable - related parties	230,802	100,000
Accrued expenses - related parties	12,597	2,844
Advances from related parties	-	31,660
Total current liabilities	339,685	307,452

Commitments and contingencies

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value; authorized 12,500 shares; no shares issued
and outstanting; $100 per share liquidation preference	-	-
Common stock, $.001 par value; authorized 100,000,000 shares; 50,925,820
shares issued and outstanding at June 30, 2010 and September 30, 2009	50,926	50,926
Additional paid-in capital	9,946,022	9,946,022
Non-controlling interest	(126,340)	-
Accumulated other comprehensive income (loss)	(91,060)	31,085
Accumulated deficit:
During the development stage	(133,188)	(97,895)
Other	(9,876,854)	(9,999,694)
Total accumulated deficit	(10,010,042)	(10,097,589)
Total stockholders' (deficit)	(230,494)	(69,556)
Total liabilities and stockholders' (deficit)	$109,191	$237,896

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2010 and 2009
(Unaudited)

	2010	2009
		(Restated)
Revenue
Management income - related party	$2,933	$2,567
Total income	2,933	2,567
Expenses:
Related party services	3,000	9,929
General and administrative expense	5,861	12,725
Total expenses	8,861	22,654
Loss from operations	(5,928)	(20,087)
Other income (expense):
Interest income - related party	1,309	-
Interest expense - related party	(5,409)	(2,295)
Realized loss on related party investment	-	(24,500)
Other income (expense)	(4,100)	(26,795)
Net loss before non-controlling interest	(10,028)	(46,882)
Non-controlling interest	-	1,140
Net loss	(10,028)	(45,742)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities (none attributed to the non-controlling interest)	22,552	102,126
Net comprehensive income (loss)	$12,524	$56,384

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	50,925,820	50,925,820

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Nine Months Ended June 30, 2010 and 2009 and from Inception
(January 20, 2009) through June 30, 2010
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2010	2009	June 30, 2010
		(Restated)
Revenue
Management income - related party	$8,800	$2,567	$11,367
Total income	8,800	2,567	11,367
Expenses:
Related party services	9,000	48,908	67,039
General and administrative expense	20,259	66,193	36,405
Total expenses	29,259	115,101	103,444
Loss from operations	(20,459)	(112,534)	(92,077)
Other income (expense):
Interest income - related party	4,700	4,687	9,387
Interest expense - related party	(9,753)	(1,332)	(12,597)
Realized gain (loss) - related party	-	(24,500)	(24,500)
Other than temporary decline in available-for-sale
securities	(13,280)	-	(16,900)
Other income (expense)	(18,333)	(21,145)	(44,610)
Net loss before non-controlling interest	(38,792)	(133,679)	(136,687)
Non-controlling interest	-	19,482	3,499
Net loss	(38,792)	(114,197)	(133,188)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities (none attributed to the non-controlling interest)	(122,145)	(205,974)	(163,531)
Net comprehensive loss	$(160,937)	$(320,171)	$(296,719)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	50,925,820	50,925,820

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2010 and 2009 and from Inception
(January 20, 2009) through June 30, 2010
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2010	2009	June 30, 2010
		(Restated)
Operating activities:
Net loss	$(38,792)	$(114,197)	$(133,188)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Other than temporary decline in available-for-sale securities	13,280	-	16,900
Gain (loss) on sale/impairment of investment in related party	-	24,500	24,500
Non-controlling interest	-	(19,482)	(3,499)
Amortization of deferred revenue - related party	(8,800)	-	(8,800)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	(4,701)	(919)	(9,387)
Accounts payable and accrued expenses	(1,470)	43,314	26,792
Accounts payable and accrued expenses - related parties	9,753	(4,354)	43,409
Net cash used in operating activities	(30,730)	(71,138)	(43,273)
Investing activities:
Proceeds from investments	6,500	45,000	6,500
Net cash used in investing activities	6,500	45,000	6,500
Financing activities:
Common stock issued for cash	-	10,000	-
Advances from related parties for working capital	23,950	6,660	30,610
Net cash used in investing activities	23,950	16,660	30,610
Net increase (decrease) in cash and cash equivalents	(280)	(9,478)	(6,163)
Cash and cash equivalents, beginning of period	582	10,886	6,465
Cash and cash equivalents, end of period	$302	$1,408	$302

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Note payable issued to acquire investment	$-	$-	$100,000
Accrued interest receivable included in amended notes	5,326	-	8,915
Convertible notes payable issued for advances from affiliates	63,310	-	63,310
Convertible notes payable issued for accounts payable to affiliates	67,493	-	67,493

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1: ORGANIZATION

CONSOLIDATION POLICY AND HISTORY OF BUSINESS

The consolidated financial statements include the accounts of Double Eagle Holdings, Ltd. ("DEGH") and Ultimate Social Network, Inc. ("USN") its 60% subsidiary (collectively the "Company").  All significant intercompany balances and transactions have been eliminated in consolidation.  DEGH was originally incorporated in 1985 in Nevada.  Its securities now trade on the Pink Sheets under the symbol DEGH.PK.

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

GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a net loss from operations of $38,792, recognized an unrealized loss on investments of $122,145 resulting in a comprehensive loss of $160,937 during the nine months ended June 30, 2010.  At June 30, 2010, current assets, excluding investments, are $302 and current liabilities are $339,685.

The Company expects to raise necessary capital from the private placement of its restricted common stock and sale of a portion of its investments.  The Company has demonstrated an ability to raise funds as needed to fund operations and investments.  However, there can be no assurance that the planned sale of common stock and sale of investments will provide sufficient funding to develop the Company’s current business plan.

These conditions raise serious doubt about the Company’s ability to continue as a going concern.

RECLASSIFICATION

Certain reclassifications have been made in the condensed consolidated financial statements at June 30, 2009 and for the three and nine months then ended to conform to the June 30, 2010 presentation.  The reclassifications had no effect on net loss.

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

FAIR VALUE

The Company adopted fair value accounting for certain financial assets and liabilities that have been evaluated at least annually.  The standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties.  A liability's fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor.  Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements, which includes investments carried at cost, deposits and other assets.  Impairment analyses will be made of all assets using fair value measurements.

NEW ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards and their effect on the Company, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU").  We have evaluated all recent accounting pronouncements through [Date] and find none that would have a material impact on the financial statements of the Company, except for those detailed below.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic 855)."  The amendments remove the requirements for an SEC filer to disclose a date, in both issued and revised financial statements through which subsequent events have been reviewed.  Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP.  The Company adopted ASU 2010-09 effective for our interim ended June 30, 2010, with no effect on our financial position or results of operations.

2. RESTATEMENT

As previously disclosed, the Company was required to audit the year ended September 30, 2008 again, as a result of the revocation of the license of its prior auditor.  In this regard our auditor at the time advised us that he had been directed by the PCAOB to consider any asset that originally existed at September 30, 2008 but was later determined to be worthless to now be impaired or worthless as of September 30, 2008.  The effect of these and other changes resulted in revisions to the net loss originally reported for the three and nine months ended June 30, 2009 as follows:

	Periods Ended June 30, 2009
	Three	Nine
	Months	Months

Net loss, as originally reported	$(315,236)	$(656,932)
Unrealized loss on marketable equity securities included in operations	(72,376)	235,724
Realized loss on related party investments	(24,500)	(24,500)
Elimination of management fee charged portfolio company	-	(7,500)
Elimination of interest charged on note written off September 30, 2008	(5,081)	(7,663)
Asset impairment	173,825	173,825
Expenses accrued in prior periods, net	196,486	153,367
Net loss before noncontrolled interest	(46,882)	(133,679)
Noncontrolled interest	1,140	11,142
Net loss as restated	(45,742)	(122,537)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	102,126	(308,100)
Net comprehensive income (loss)	$56,384	$(430,637)

Net loss per share, basic and diluted:
As originally reported	$(0.01)	$(0.01)
Restated	$(0.00)	$(0.00)

3. INVESTMENTS IN AFFILIATES

Investments at June 30, 2010 and September 30, 2009 are summarized as follows:

	June 30,	September 30,
	2010	2009

Available-for-sale securities - affiliates	$82,869	$179,495

Notes receivable due from affiliate, Efftec International, Inc. ("EFFI")
Principal	23,916	55,089
Accrued interest	2,104	2,730
	$26,020	$57,819

Available-for-sale investments may be summarized as follows:

			Unrecognized
		Realized	Holding
		Holding	Gains	Fair
	Cost	Losses	(Losses)	Value
June 30, 2010
Efftec International, Inc.	$38,400	$-	$33,866	$72,266
North American Energy	135,530	-	(124,927)	10,603
	$173,930	$-	$(91,061)	$82,869

September 30, 2009
Efftec International, Inc.	$12,880	$-	$-	$12,880
North American Energy	135,530	-	31,085	166,615
	$148,410	$-	$31,085	$179,495

EFFI has developed an Internet-based chiller tool which it is installing and selling to its customer base.  The note receivable includes interest at 12%, is due on October 15, 2010 and is convertible into common stock at $0.09 per share at March 31, 2010.  On February 15, 2010, the note was amended and the accrued interest at the time was included in the new balance of $60,416.  A principal reduction of $6,500 was received on February 22, 2010.  On June 1, 2010 the Company converted $30,000 of its note for common stock at $0.09 per share and received 333,333 common shares.

At December 31, 2009, the Company valued its investment in EFFI at $8,400 based on its posted trading price on that date.  Management determined that the loss of $13,280 was an other-than-temporary loss which was included in the statement of operations at December 31, 2009, and reduced the cost of the investment from $21,680 to $8,400.  At June 30, 2010, the investment in EFFI had increased to $72,266 and the resulting unrealized gain was included in accumulated other comprehensive income at June 30, 2010.

North American Energy Resources, Inc. ("NAEY") is an oil and gas development and production company with operations currently in Oklahoma.  The Company has determined that the loss on NAEY is temporary and has not been recognized, based on investment opportunities currently available to NAEY.  The loss is included in other accumulated comprehensive income (loss).

Fair value for both available-for-sale securities is based on level one inputs, the posted closing price on June 30, 2010.

4. DEFERRED REVENUE

The Company entered into a consulting agreement with EFFI for a period of six months beginning December 1, 2009.  The Company received 20,000 shares of EFFI common stock which were valued at $8,800 based on the quoted price of the stock on the date received.  The $8,800 was amortized to income over the six month period of the contract.  During the three and nine months ended June 30, 2010 the Company recognized $2,933 and $8,800, respectively, in income from the consulting agreement.

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

Hank Durschlag, the Company's CEO,  is a former director and CEO of Efftec International, Inc. to whom the Company has made a loan and owns 361,333 shares of Efftec common stock at June 30, 2010.  The Company recognized interest income of $4,700 and $4,687during the nine months ended June 30, 2010 and 2009, respectively.  The accrued interest receivable balance was $2,104 and $2,730 at June 30, 2010 and September 30, 2009, respectively.  The Company's investment in the 28,000 shares of common stock of Efftec had been determined to have an other than temporary decline in value at December 31, 2009, accordingly, the investment was impaired by $13,280 to its trading price on that date.  On June 1, 2010 the Company acquired 333,333 common shares in exchange for $30,000 of its note.  The 361,333 shares had an unrecognized holding gain of $33,866 at June 30, 2010, which is included in accumulated other comprehensive income (loss).

The Company had received non-interest bearing advances from affiliates which were   all converted to convertible notes payable in February 2010.  MLM Concepts is owned 50% by Michael D. Pruitt, former CEO and director of the Company.  Chef-on-the-Go is owned by a shareholder of the Company.  Joel Holt owns Progressive Capital and is a shareholder of the Company and owns 70% of ALT Energy, Inc.

Ross Silvey is a director of the Company and is also CEO and a director of North American Energy Resources, Inc. ("NAEY").  Director fees were accrued for Mr. Silvey in the amount of $3,000 in 2009.  Mr. Silvey ceased his direct involvement on the audit committee when the Company ceased operation as a BDC in January 2009.  Mr. Silvey is owed $2,500 at June 30, 2010 and September 30, 2009.

G. David Gordon is corporate counsel and billed legal fees of $25,119 in 2009 and none in 2010.  Mr. Gordon was owed $2,162 and $55,354 at June 30, 2010 and  September 30, 2009, respectively.  Mr. Gordon owns 25% of ALT Energy, Inc. and his wife owns 25% of Zatso, LLC.  On March 1, 2010, $32,492 of the balance owed Mr. Gordon was exchanged for a convertible note payable to Avenel Financial Group.

Hank Durschlag, the Company's CEO, had accrued $9,000 and $10,860 for his services as CEO during 2010 and 2009, respectively.  Mr. Durschlag was owed $18,000 and $9,000 for services at June 30, 2010 and September 30, 2009, respectively.

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

On July 31, 2008, the Company converted its loan with NAEY in the amount of $35,530, including accrued interest, into 153,000 shares of NAEY common stock.  On April 10, 2009, the Company issued a note payable to Avenel Financial Group in the amount of $100,000 to acquire an additional 149,936 shares of NAEY.  Avenel Financial is owned by Michael D. Pruitt and is an owner of over 5% of the Company's common stock.  The note has a balance of $100,000 with accrued interest of $7,331 and $2,844 at June 30, 2010 and September 30, 2009, respectively.  The 302,936 shares of NAEY were valued at $10,603 and $166,615 at June 30, 2010 and September 30, 2009, respectively.

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

Related party amounts included in the balance sheet may be summarized as follows:

Available-for-sale securities:

			Unrecognized
		Realized	Holding
		Holding	Gains	Fair
	Cost	Losses	(Losses)	Value
June 30, 2010
Efftec International, Inc.	$38,400	$-	$33,866	$72,266
North American Energy	135,530	-	(124,927)	10,603
	$173,930	$-	$(91,061)	$82,869

September 30, 2009
Efftec International, Inc.	$12,880	$-	$-	$12,880
North American Energy	135,530	-	31,085	166,615
	$148,410	$-	$31,085	$179,495

Notes receivable:

	2010	2009
Notes and accrued interest receivable - affiliates
Efftec International, Inc.	$26,020	$57,819
	26,020	57,819

Accounts payable - related parties:

	2010	2009
G. David Gordon & Associates, P.C. and G. David Gordon	$2,162	$55,354
Hank Durschlag	18,000	6,000
Ross Silvey	2,500	2,500
BJB Services, Inc.	-	34,000
	$22,662	$97,854

Notes payable - related parties:

	Date	Int. Rate	2010	2009
Avenel Financial Group	4/10/2009	6%	$100,000	$100,000
Amy Gordon	2/26/2010	12%	5,000	-
Chef on the Go	2/26/2010	12%	2,660	-
Progressive Capital	2/26/2010	12%	25,650	-
Avenel Financial Group	2/26/2010	12%	20,000	-
MLM Concepts, LLC	2/26/2010	12%	10,000	-
Avenel Financial Group	3/1/2010	12%	32,492
BJB Services, Inc.	3/1/2010	12%	35,000
			$230,802	$100,000

	2010	2009
Non-interest bearing advances from affiliates:
Avenel Financial Group	$-	$20,000
MLM Concepts	-	5,000
Chef-on-the-Go	-	1,660
G. David Gordon	-	5,000
	-	31,660

Accrued interest payable:

	2010	2009
Affiliates	$12,597	$2,844

Transactions with related parties in the statement of operations for the nine  months ended June 30, 2010 and 2009 include:

	2010	2009
Management income - Efftec International, Inc.	$8,800	$-

	2010	2009
Interest income - Efftec International, Inc.	$4,700	$4,687

	2010	2009
Related party expenses:
Director fees - Ross Silvey	$-	$3,000
Legal fees - G. David Gordon & Associates, P.C.	-	32,681
CEO compensation - Hank Durschlag	9,000	13,227
	$9,000	$48,908

6. APPLICATION OF FASB ASC TOPIC 810

FASB ASC Topic 810, "Consolidation," amended prior guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, which became effective on October 1, 2009 for the Company.  Paragraph 810-10-45-21 requires that the noncontrolling interest continue to be attributed its share of losses even if that attribution results in a deficit noncontrolling interest balance.  Previously, when the noncontrolling interest reached zero, the Company discontinued allocating losses to the noncontrolling interest and recognized 100% of the loss.  At October 1, 2009, the Company had recognized $126,340 in losses that would be attributed to the noncontrolling interest under the new guidance.  The Company recorded the following adjustment to record the effect of the new guidance.

	Balance		Balance
	September 30,		October 1,
	2009	Adjustment	2009
Noncontrolling interest	$-	$(126,340)	$(126,340)
Accumulated deficit:
During the development stage	(97,895)	3,499	(94,396)
Other	(9,999,694)	122,841	(9,876,853)
	$(10,097,589)	$126,340	$(9,971,249)

The three and nine months ended June 30, 2009 would have included $0 and $19,482 in expense that would have been attributed to the non controlling interest if Topic 810 were in effect at that time.  These amounts are included in the comparative periods in the statements of operations.

6. COMMITMENTS AND CONTINGENCIES

A vendor of the Company is claiming he is owed $40,200 for services rendered in 2008 and 2009, which amount is included in accounts payable.  The attorney for the vendor has offered to accept $5,000 for full settlement of the obligation.

7. SUBSEQUENT EVENT

On July 30, 2010, the Company reached an agreement with Avenel Financial Group to rescind the transaction which originally took place on April 10, 2009 wherein the Company issued a note in the amount of $100,000 to Avenel Financial Group in exchange for 149,936 shares of North American Energy Resources, Inc. common stock.  The effect of the transaction will be to reverse $7,332 in accrued interest, eliminate the $100,000 note payable, reduce available for sale securities by $5,248 and reduce accumulated other comprehensive loss by $94,752.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had a working capital deficit of $339,383 as compared to a working capital deficit of $306,870 at September 30, 2009.  The primary reason for the increase is an increase in liabilities of $32,233.

Our withdrawal from being regulated and reporting as a BDC eliminates the availability of the 1-E to raise capital through sale of free trading common shares.  We will need some capital in 2010 which we expect to raise through private placements of our restricted common stock  and loans from related parties and sales of investments.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2010 and 2009 –

Revenues – We had management income in the three months ended June 30, 2010 of $2,933.  We received 20,000 shares of Efftec common stock valued at $8,800, based on the trading price of the Efftec common stock on the date received, for management services provided to Efftec.  The agreement was for a period of six months, and the remaining balance of $2,933 was reported in the current quarter.

Costs and expenses decreased from $22,654 in the fiscal 2009 period to $8,861 in the fiscal 2010 period.

•
 Related party services declined from $9,929 in 2009 to $3,000 in 2010.  The Company is not currently paying director fees and has reduced the CEO compensation from $2,000 per month to $1,000 per month.  The 2009 period also included legal expenses which did not repeat in 2010.

•	Other general and administrative expense declined from $12,725 in 2009 to $5,861 in 2010. This decline is primarily the elimination of costs associated with USN's website.

Other income (expense) for the three months ended June 30, 2010 and 2009 was as follows:

	2010	2009
Interest income - related party	$1,309	$-
Interest expense - related party	(5,409)	(2,295)
Realized loss on related party investments	-	(24,500)
	$(4,100)	$(26,795)

The realized loss on related party investments is from the impairment of our investment in 5% of Alt Energy common stock.  All gas properties held by Alt were shut-in due to low gas prices and have no current value due to continuing low gas prices.

Other comprehensive income (loss) amounted to income of $22,552 in the 2010 period and income of $102,126 in the 2009 period, primarily from temporary changes in value of the Company's investment in NAEY.

Comparison of nine months ended June 30, 2010 and 2009 –

Revenues – We had management income in the nine months ended June 30, 2010 of $8,800.  We received 20,000 shares of Efftec common stock valued at $8,800, based on the trading price of the Efftec common stock on the date received, for management services provided to Efftec.  The agreement was for a period of six months, and the $8,800 was reported in the current nine-month period.

Costs and expenses decreased from $115,101 in the fiscal 2009 period to $29,259 in the fiscal 2010 period.

•
 Related party services declined from $48,908 in 2009 to $9,000 in 2010.  The Company is not currently paying director fees and has reduced the CEO compensation from $2,000 per month to $1,000 per month.  The 2009 period also included legal expenses which did not repeat in 2010.

•	Other general and administrative expense declined from $66,193 in 2009 to $20,259 in 2010. This decline is primarily the elimination of costs associated with USN's website.

Other income (expense) for the nine months ended June 30, 2010 and 2009 was as follows:

	2010	2009

Interest income - related party	$4,700	$4,687
Interest expense - related party	(9,753)	(1,332)
Realized loss on related party investments	-	(24,500)
Other than temporary decline in available-for-sale
securities	(13,280)	-
	$(18,333)	$(21,145)

The realized loss on related party investments is from the impairment of our investment in 5% of Alt Energy common stock.  All gas properties held by Alt were shut-in due to low gas prices and have no current value due to continuing low gas prices.

The Company recognized an other than temporary decline in available-for-sale securities in the amount of $13,280 in 2010.

Other comprehensive income (loss) amounted to a loss of $122,145 in the 2010 period and a loss of $205,974 in the 2009 period, primarily from temporary declines in value of the Company's investment in NAEY.

Our Plan of Operation for the Next Twelve Months

Management’s Analysis of Business

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a loss of $38,792 for the nine months ended June 30, 2010, and had a unrealized loss of $122,145 on available-for-sale securities for a total comprehensive loss of $160,937.  Expenses have been reduced to the minimum until additional capital can be obtained.

The Company expects to raise necessary capital from the private placement of its restricted common stock, loans from shareholders and sales of investments.  The Company has demonstrated an ability to raise funds as needed to fund operations and investments.  However, there can be no assurance that the planned sale of common stock will provide sufficient funding to develop the Company’s current business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

•	None.

Contractual Obligations

•	None.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4: CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of June 30, 2010.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, is not effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure, primarily due to a lack of segregation of duties due to the Company's small size.

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

DOUBLE EAGLE HOLDINGS, LTD.

August 13, 2010	By:	/s/M.E. Durschlag
M.E. Durschlag, President,
Chief Executive Officer and
Chief Financial Officer