Form 10-K
period 2010-09-30
Double Eagle Holdings, Ltd.
filed 2011-01-06
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

Commission file number 000-22991

Double Eagle Holdings, Ltd.
 (Exact name of registrant as specified in its charter)

Nevada	87-0460247
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5403 Mc Chesney Drive, Charlotte, NC  28269
 (Address of principal executive offices) (Zip Code)

10130 Mallard Creek Road, Charlotte, NC  28262
 (Former address of principal executive offices) (Zip Code)

Registrant’s telephone number: (786) 629-6657

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

Large accelerate filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2010):  $217,295.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 50,925,820 shares of common stock outstanding as of November 30, 2010.

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

The holders of a majority of the Company’s issued and outstanding common stock, pursuant to a written consent in lieu of a meeting, in accordance with the Company’s certificate of incorporation and Nevada Law, approved the withdrawal of the Company’s election to be treated as a BDC under the 1940 Act.  Withdrawal of the Company’s election to be treated as a BDC under the 1940 Act became effective on January 20, 2009, when the Company filed Form N-54c with the SEC.  Subsequent to the filing of Form N-54C with the SEC, the Company has pursued a business model whereby it would acquire majority ownership stakes in Internet development companies.  In this regard the Company would remain active in its majority owned Internet development company, Ultimate Social Network, Inc.

Under the New Business Model, the Company conducts its activities in such a way that it will not be deemed an "investment company" subject to regulation under the 1940 Act. Thus, it will not hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. In addition, the Company will conduct its business in such a manner as to ensure that it will at no time own or propose to acquire investment securities having a value exceeding 40 percent of the Company's total assets at any one time.

Effective October 18, 2010, the Company entered into a Letter of Intent ("LOI") with M.E. "Hank" Durschlag, its CEO to acquire Pocket Drops, Inc. and Skin Science, Inc.  The Company is seeking debt and equity financing to complete the purchase and begin marketing.  Pocket Drops has developed several concentrated sublingual drops to include electrolytes for sports, caffeine drops for energy and vitamin drops for children.  Skin Science is a patent-pending system including manufactured thin film incorporating natural and synthetic active ingredients that when applied in conjunction with heat and moisture increase the overall health and beauty of your skin.  Skin Science has also formulated a product for acne treatment.

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996 and we became a publicly traded entity in connection with the re-organization. The securities now trade on the Pink Sheets under the symbol DEGH. Effective February 10, 2001, we changed our name from Network Systems International, Inc., to Onspan Networking, Inc. ("Onspan"). On October 9, 2001, we affected a 1 for 12 reverse stock split of our issued and outstanding common stock. Prior to August 5, 2002, we were a holding company that through our wholly owned subsidiary, InterLAN Communications, Inc. ("InterLAN"), developed data communications and networking infrastructure solutions for business, government and education. On August 5, 2002, we completed the sale of our operating division InterLAN and announced a change in our strategy of business as discussed below. On April 22, 2003, we created a new subsidiary, Coventry 1 Inc., a Nevada corporation. We had one other subsidiary, Onspan SmartHouse, Inc., a Florida corporation.

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

Not Applicable

ITEM 2:          PROPERTIES

Our corporate office is currently maintained in the home of our Chief Executive Officer on a month-to-month basis at no charge.

ITEM 3:	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings in the ordinary course of business, including proceedings relating to the enforcement of our rights under contracts with our portfolio companies.

ITEM 4:	[REMOVED AND RESERVED]

Part II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently listed on the electronic quotation and reporting service maintained by the National Association of Securities Dealers (“NASD”) and known as the “OTC Bulletin Board” or “OTCBB” system and trades under the symbol "DEGH".

The market closing, high and low prices during each quarter for the last two years are as follows:

QUARTER ENDED	CLOSING	HIGH	LOW

December 31, 2009	.01	.02	.00
March 31, 2010	.00	.01	.00
June 30, 2010	.00	.02	.00
September 30, 2010	.01	.01	.00

December 31, 2008	.100	.130	.020
March 31, 2009	.025	.120	.020
June 30, 2009	.016	.070	.010
September 30, 2009	.006	.023	.005

Number of Shareholders and Total Outstanding Shares

As of November 30, 2010, there were 50,925,820 shares of common stock issued and outstanding, held by approximately 79 shareholders of record.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Options

None.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Recent sales of Unregistered Securities

Any sales during the first three quarters of the fiscal year were reported in Item 2 of Part II of the Form 10-Q filed for each quarter.  There were no sales in the fourth quarter.

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

Effective October 18, 2010, the Company entered into a Letter of Intent ("LOI") with M.E. "Hank" Durschlag, its CEO to acquire Pocket Drops, Inc. and Skin Science, Inc.  The Company is seeking debt and equity financing to complete the purchase and begin marketing.  Pocket Drops has developed several concentrated sublingual drops to include electrolytes for sports, caffeine drops for energy and vitamin drops for children.  Skin Science is a patent-pending system including manufactured thin film incorporating natural and synthetic active ingredients that when applied in conjunction with heat and moisture increase the overall health and beauty of your skin.  Skin Science has also formulated a product for acne treatment.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had a cash balance of $8,619 and current liabilities of $248,705.  We have received short-term loans from shareholders and related parties to continue operations and have collected proceeds of $23,000 from the sale of part of an investment as of September 30, 2010.  There can be no assurance that our shareholders or related parties will either want to or be able to continue to fund our working capital needs.

RESULTS OF OPERATIONS

REVENUES

We began operating as a BDC on April 5, 2007 and ceased operating as a BDC on January 20, 2009.   We had management income from an affiliate of $8,800 in 2010 and $2,567 in 2009.  At September 30, 2010, we are not actively managing any companies.

RELATED PARTY SERVICES

Related party services declined in 2010 to $12,000 from $85,908 in 2009, primarily as a result of the Company ceasing to be a BDC.  The only cost included in 2010 was the amount accrued for the Company's CEO.

GENERAL AND ADMINISTRATIVE EXPENSES

Other general and administrative expense amounted to $35,003 in 2010 and $45,022 in 2009.  Administrative costs have otherwise declined primarily due to the change in format from a BDC to an operating company.

OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:

	2010	2009

Interest income - related parties	$4,909	$6,266
Interest expense - related party	(6,378)	(2,844)
Realized gain (loss) related party	6,600	(24,500)
Other than temporary decline in available- for-sale securities	(47,280)	(3,620)
	$(42,149)	$(24,698)

Interest income is from the Company's investment in loans to a related party.  During 2010, the Company collected $6,500 on the note and converted the balance to 624,761 shares of Efftec International, Inc. common stock.

Interest expense is from a loan from a related party, which was made in 2009.  Other loans were made in 2010, resulting in an increase in interest expense.

The Company realized a gain from the sale of 110,000 shares of Efftec International, Inc. common stock in 2010 and recorded a loss of $24,500 from the permanent decline in value of its investment in an affiliate in 2009.

The Company realized an other than temporary decline in available-for-sale securities in 2010 and 2009, as noted above, for its investment in Efftec International, Inc. common stock and North American Energy Resources, Inc. common stock.

OTHER COMPREHENSIVE INCOME (LOSS):

The Company had an unrealized loss from its available-for-sale securities of $31,538 in 2010 and $248,385 in 2009, resulting in a comprehensive loss of $110,719 and $401,446 in 2010 and 2009, respectively.

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

Not Applicable

ITEM 8:                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

DOUBLE EAGLE HOLDINGS, LTD.
INDEX TO FINANCIAL STATEMENTS

PARITZ & COMPANY, P.A.
15 Warren Street, Suite 25
Hackensack, New Jersey  07601

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Double Eagle Holdings, LTD. and Subsidiary
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Double Eagle Holdings, LTD. and Subsidiary (A Development Stage Company) as of September 30, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2010 and since development stage inception on January 20, 2009 through September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conduct our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Holdings, LTD. and Subsidiary (A Development Stage Company) as of September 30, 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2010 and since development stage inception on January 20, 2009 through September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1b to the financial statements, the Company has had a loss from operations of $79,181. In addition, the company had an unrealized decline in value on available-for-sale securities of $31,538, which increased the comprehensive loss to $110,719, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1b. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Paritz & Company, P.A.
Hackensack, New Jersey
December 28, 2010

SEALE AND BEERS, CPAs
PCAOB & CPAB REGISTERED AUDITORS
www.sealebeers.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Double Eagle Holdings, LTD. and Subsidiary
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Double Eagle Holdings, LTD. and Subsidiary (A Development Stage Company) as of September 30, 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2009 and since development stage inception on January 20, 2009 through September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conduct our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Double Eagle Holdings, LTD. and Subsidiary (A Development Stage Company) as of September 30, 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2009 and since development stage inception on January 20, 2009 through September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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
Las Vegas, Nevada
February 12, 2010

50 S. Jones Blvd. Suite 202 Las Vegas, NV 89107 Phone: (888)727-8251 Fax: (888)782-2351

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Balance Sheets
September 30, 2010  and 2009

	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$8,619	$582
Prepaid expenses	5,000	-
TOTAL CURRENT ASSETS	13,619	582
Notes and accrued interest receivable - affiliate	-	57,819
Available-for-sale investments - affiliates	55,806	179,495
	$69,425	$237,896
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
LIABILITIES
Accounts payable	75,919	75,094
Accounts payable - related parties	34,927	97,854
Convertible notes payable - shareholders	130,803	100,000
Accrued expenses	9,222	2,844
Advances from related parties	-	31,660
TOTAL CURRENT LIABILITIES	250,871	307,452

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; authorized 12,500 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $0.001 par value; authorized 100,000,000 shares; 50,925,820 shares issued and outstanding at September 30, 2010 and 2009, respectively	50,926	50,926
Additional paid-in capital	9,946,022	9,946,022
Noncontrolling interest	(126,344)	-
Accumulated other comprehensive income (loss)	(453)	31,085
Accumulated deficit:
During the development stage	(174,743)	(97,895)
Other	(9,876,854)	(9,999,694)
Total accumulated deficit	(10,051,597)	(10,097,589)
Total stockholders' equity (deficit)	(181,446)	(69,556)
Total liabilities and stockholders' equity (deficit)	$69,425	$237,896

See accompanying notes to consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Operations
Years Ended September 30, 2010 and 2009 and from Inception
(January 20, 2009) through September30, 2010

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2010	2009	September 30, 2010
Revenue
Management income - affiliate	$8,800	$2,567	$11,367
Total income	8,800	2,567	11,367
Expenses:
Related party services	12,000	85,908	70,039
General and administrative expense	35,003	45,022	51,149
	47,003	130,930	121,188
Loss from operations	(38,203)	(128,363)	(109,821)
Other income (expense):
Interest income - related parties	4,909	6,266	9,596
Interest expense - related party	(6,378)	(2,844)	(9,222)
Realized gain (loss) - related party	6,600	(24,500)	(17,900)
Other than temporary decline in available-for-sale securities	(47,280)	(3,620)	(50,900)
Other income (expense)	(42,149)	(24,698)	(68,426)
Loss before noncontrolling interest	(80,352)	(153,061)	(178,247)
Non-controlling interest	4	-	4
Net loss	(80,348)	(153,061)	(178,243)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding	50,925,820	50,892,943

Other comprehensive income (loss):
Net loss	$(80,348)	$(153,061)	$(178,243)
Unrealized gain (loss) on available-for-sale securities	(31,538)	(248,385)	(6,923)
Net comprehensive loss	$(111,886)	$(401,446)	$(185,166)

See accompanying notes to consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Changes in Stockholders' Deficit
Years Ended September 30, 2010 and 2009

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par	Shares	Par	Capital

Balance, September 30, 2008	-	$-	50,592,487	$50,592	$9,936,356
Common stock issued for:
Cash	-	-	333,333	334	9,666
Unrealized loss from available-for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, September 30, 2009	-	-	50,925,820	50,926	9,946,022
Noncontrolling interest	-	-	-	-	-
Unrealized loss from available-for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, September 30, 2010	-	$-	50,925,820	$50,926	$9,946,022

		Accumulated
	Non	Other	Accumulated Deficit
	Controlling	Comprehensive	Development
	Interest	Income	Stage	Other	Total

Balance, September 30, 2008	$-	$279,470	$-	$(9,944,528)	$321,890
Common stock issued for:
Cash	-	-	-	-	10,000
Unrealized loss from available-for-sale securities	-	(248,385)	-	-	(248,385)
Net loss	-	-	(97,895)	(55,166)	(153,061)
Balance, September 30, 2009	-	31,085	(97,895)	(9,999,694)	(69,556)
Noncontrolling interest	(126,340)	-	3,500	122,840	-
Unrealized loss from available-for-sale securities	-	(31,538)	-	-	(31,538)
Net loss	(4)	-	(80,348)	-	(80,352)
Balance, September 30, 2010	$(126,344)	$(453)	$(174,743)	$(9,876,854)	$(181,446)

See accompanying notes to consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Cash Flows
Years Ended September 30, 2010 and 2009 and from Inception
of Development Stage (January 20, 2009) through September 30, 2010

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2010	2009	September 30, 2009
Operating activities:
Net increase (decrease) in net assets from operations	$(80,348)	$(153,061)	$(178,243)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Other than temporary decline in available-for-sale securities	47,280	3,620	50,900
Investment received for management services	(8,800)	-	(8,800)
Accrued interest income	(4,909)	-	(4,909)
(Gain) loss on sale of investments	(6,600)	24,500	17,900
Non-controlling interest	(4)	-	(4)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	-	(2,497)	(4,686)
Prepaid expenses	(5,000)	-	(5,000)
Accounts payable and accrued expenses	826	48,449	29,088
Accounts payable and accrued expenses - related parties	10,942	47,025	44,598
Advances from related parties for working capital	-	11,660	6,660
Net cash used in operating activities	(46,613)	(20,304)	(52,496)
Investing activities:
Proceeds from sale of investments	23,000	-	23,000
Net cash used in investing activities	23,000	-	23,000
Financing activities:
Common stock issued for cash	-	10,000	-
Loans from related parties	31,650	-	31,650
Net cash used in investing activities	31,650	10,000	31,650
Net increase (decrease) in cash and cash equivalents	8,037	(10,304)	2,154
Cash and cash equivalents, beginning of period	582	10,886	6,465
Cash and cash equivalents, end of period	$8,619	$582	$8,619

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Note payable issued to acquire investment	100,000	100,000	100,000
Recision of agreement to acquire investment with a note payable	100,000	-	100,000
Conversion of note receivable into available-for-sale securities	56,229	-	56,229
Accounts payable changed into convertible notes payable	67,493	-	67,493
Loans from related parties changed into convertible notes payable	63,310	-	63,310

See accompanying notes to consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS

a.	ORGANIZATION

The consolidated financial statements include the accounts of Double Eagle Holdings, Ltd. ("Double Eagle") and its wholly owned subsidiary Ultimate Social Network, Inc. ("USN") (collectively the "Company," "we" or "us").

b.     ACQUISITIONS

On October 18, 2010, the Company entered into a letter of intent ("LOI") to acquire two privately held development stage companies, Pocket Drops, Inc. and Skin Science, Inc.

The Company is seeking debt and equity financing to complete the purchase and begin marketing.  Pocket Drops has developed several concentrated sublingual drops to include electrolytes for sports, caffeine drops for energy and vitamin drops for children.  Skin Science is a patent-pending system including manufactured thin film incorporating natural and synthetic active ingredients that when applied in conjunction with heat and moisture increase the overall health and beauty of your skin.  Skin Science has also formulated a product for acne treatment.

c.     BDC OPERATIONS

Double Eagle filed a notification under Form N54a with the U.S. Securities and Exchange Commission, (the “SEC”) on April 5, 2007, indicating its election to be regulated as a business development company (a “BDC”) under the Investment Company Act of 1940 (the “1940 Act”), until this election was revoked, as described below.  Accordingly, commencing with the Form 10-Q for June 30, 2007, the Company began filing as a BDC.

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

The holders of a majority of the Company’s issued and outstanding common stock, pursuant to a written consent in lieu of a meeting, in accordance with the Company’s certificate of incorporation and Nevada Law, approved the withdrawal of the Company’s election to be treated as a BDC under the 1940 Act, which became effective on January 20, 2009, when the Company filed Form N-54c with the SEC.  Subsequent to the filing of Form N-54C with the SEC, the Company has pursued a business model whereby it would acquire majority ownership stakes in Internet development companies.  In this regard the Company would remain active in its majority owned Internet development company, Ultimate Social Network, Inc.

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

d.	HISTORY

Originally incorporated in 1985, as Network Information Services, Inc., Network Systems International, Inc. ("NESI"), a Nevada corporation, was the surviving corporation of a reverse merger completed in April 1996. The Company became a publicly traded entity in connection with the re-organization.  The Company's common stock now trades on the Pink Sheets under the symbol DEGH. Effective February 10, 2001, the Company changed its name from Network Systems International, Inc., to Onspan Networking, Inc. ("Onspan").

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

e.	GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company incurred a loss from operations of $80,348 in 2010.  In addition, the company had an unrealized decline in value in available-for-sale securities of $31,538, which increased the comprehensive loss to $111,886, during the year ended September 30, 2010.  At September 30, 2010, current assets are $13,619 and current liabilities are $250,872.

The Company has demonstrated an ability to raise funds as needed to fund operations and investments. However, there can be no assurance that the planned sale of common stock or proceeds from loans will provide sufficient funding to develop the Company’s current business plan.

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

RECLASSIFICATION

Certain reclassifications have been made in the financial statements at September 30, 2009 and for the year then ended to conform to the September 30, 2010 presentation.  The reclassifications had no effect on net loss.

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

STOCK OPTION PLAN

The Company follows current accounting requirements and uses the modified prospective and transition method for all stock options issued.  The Company measures compensation cost for all options granted based on fair value on the date of grant and recognizes compensation over the service period for those options expected to vest.  The Company did not grant any options during the years ended September 30, 2010 and 2009.

EARNINGS (LOSS) PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding.  At September 30, 2010 and 2009, there are no potentially dilutive common stock equivalents.  Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented

COMPREHENSIVE INCOME

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

RECENT ACCOUNTING PRONOUNCEMENTS

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Below is a listing of those pronouncements which may impact the Company when adopted.

In August 2010, the FASB issued Accounting Standards Update 2010-21 (ASU 2010-21), "Accounting for Technical Amendments to Various SEC Rules and Schedules — Amendments to SEC Paragraphs Pursuant to Release No. 33-9026; Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies" and ASU 2010-22, "Accounting for Various Topics — Technical Corrections to SEC Paragraphs - An announcement made by the staff of the U.S. Securities and Exchange Commission." Both corrections have been adopted by the Company and had no effect on the financial position, results of operations or cash flows of the Company.

3.           INVESTMENTS IN AFFILIATES

Investments at September 30, 2010 and 2009 are summarized as follows:
	2010	2009

Available-for-sale securities - affiliates	$55,806	$179,495
Notes receivable due from affiliate
Cost	-	55,089
Accrued interest	-	2,730
	-	57,819

Available-for-sale investments may be summarized as follows:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Losses	Value
September 30, 2010
Efftec International, Inc.	$68,009	$(13,280)	$(453)	$54,276
North American Energy	35,530	(34,000)	-	1,530
	$103,539	$(47,280)	$(453)	$55,806

September 30, 2009
Efftec International, Inc.	$16,500	$(3,620)	$-	$12,880
North American Energy	135,530	-	31,085	166,615
	$152,030	$(3,620)	$31,085	$179,495

Efftec International, Inc. ("EFFI") has developed an Internet-based chiller tool which it is installing and selling to its customer base.  North American Energy Resources, Inc. ("NAEY") is an oil and gas development and production company with operations currently in Oklahoma.

Notes receivable consist of the following at September 30, 2009 (none at September 30, 2010):

2009
Efftec International, Inc.
Principal	$55,089
Accrued interest	2,730
$57,819

During 2010, the Company received a cash payment of $6,500 and 624,761 shares of EFFI common stock for the note and accrued interest.

4.           INCOME TAXES

During the years ended September 30, 2010 and 2009, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2010	2009

Computed "expected" income tax benefit	$27,300	$52,000
State income taxes, net of federal benefit	3,200	6,100
Valuation allowance	(30,500)	(58,100)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2010	2009

Net operating loss carryforwards	1,042,700	939,200
Capital loss carryforwards	125,200	6,100
Investments	18,000	210,100
Total deferred tax assets	1,185,900	1,155,400
Valuation allowance	(1,185,900)	(1,155,400)
Net deferred tax assets	$-	$-

The Company has a net operating loss carryforward of approximately $2,744,000, which will expire at various dates beginning in 2022 through 2029, if not utilized.  The Company has a capital loss carryforward of $9,548 which expires in 2011 and $320,000 which expires in 2015.

5.           STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock

At September 30, 2010 and 2008, the Company had 100,000,000 shares authorized and 50,925,820 shares issued and outstanding, of its $0.001 par value common stock.

Transactions during the year ended September 30, 2010

None.

Transactions during the year ended September 30, 2009

The Company sold 333,333 shares of its common stock for $10,000 during the year ended September 30, 2009.

Non-controlling interest

In December 2007, the Company acquired 60% of USN in exchange for 6,400,000 shares of the Company's common stock, which was valued at $320,000 based on the trading price for the Company's common stock.  Total calculated net assets of USN were $533,333 at the time of acquisition and the non-controlling interest was valued at $213,333.  USN incurred losses of $797,595 during the year ended September 30, 2008.  The non-controlling interest share of the loss was $319,038 which was reduced by the balance of the non-controlling interest of $213,333 with the remaining $105,705 included in the statement of operations of the Company.  In the year ended September 30, 2009, USN incurred as additional loss of $51,587 of which the non-controlling interest share was $20,635, which was also included in the statement of operations of the Company.  Effective January 20, 2009, when the Company withdrew its election to be treated as a BDC, the Company became subject to the reporting requirements of Topic 810 which were effective for interim and annual periods beginning after December 15, 2008.

Topic 810 now requires a non-controlling interest to be included in the equity section of the balance sheet and also requires the Company in consolidation to continue to allocate losses to the non-controlling interest even if the balance becomes negative (a debit balance).  Previous guidance provided that the Company would discontinue allocating losses to the non-controlling interest when the balance of non-controlling interest reached zero.

The effect of the change as of October 1, 2009 is summarized as follows:

	Original		Adjusted
	Balance	Adjustment	Balance

Noncontrolling interest	$-	$(126,340)	$(126,340)

Accumulated deficit:
During the development stage	(97,895)	3,500	(94,395)
Other	(9,999,694)	122,840	(9,876,854)
	(10,097,589)	126,340	(9,971,249)
	$(10,097,589)	$-	$(10,097,589)

6.      RELATED PARTY TRANSACTIONS

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

While operating as a BDC the Company had management contracts and made loans to its 60% owned subsidiary USN.  These transactions aggregate $210,778 as of September 30, 2010 and 2009 and are eliminated in consolidation with USN.

Hank Durschlag, the Company's CEO,  was CEO and a director of Efftec International, Inc. until April 1, 2010.  The Company had made a loan and owned shares of Efftec common stock.  At September 30, 2010 and 2009, the Company owned 542,761 and 8,000 shares of Efftec common stock, respectively and had a note receivable in the amount of $55,089 with accrued interest of $2,730 at September 30, 2009.  During 2010, the Company received 20,000 shares of Efftec common stock for a management contract valued at $8,800, collected $6,500 in cash as partial payment on the note and received 624,761 shares of Efftec common stock in exchange for the balance of the note receivable and accrued interest.  The Company sold 110,000 shares of the Efftec stock for proceeds of $16,500 and realized a gain of $6,600 during 2010.  The Company recorded interest income of $4,909 and $6,266 in 2010 and 2009, respectively.  The Company recorded an other than temporary decline on its investment in Efftec stock of $13,280 and $3,620 in 2010 and 2009, respectively.

The Company received non-interest bearing advances from affiliates in the amounts of $31,660 at September 30, 2009, as detailed below.  MLM Concepts is owned 50% by Michael D. Pruitt, former CEO and director of the Company.  Chef-on-the-Go is owned by a shareholder of the Company.  The Company received additional advances of $31,650 in 2010 and the total of $63,310 was converted into convertible notes payable with interest at 12% per annum and convertible into common stock at $0.025 per share.

Ross Silvey was a director of the Company and was also CEO and a director of North American Energy Resources, Inc. ("NAEY").  Director fees were accrued for Mr. Silvey in the amount of $3,000 in 2009.  Mr. Silvey ceased his direct involvement on the audit committee when the Company ceased operation as a BDC in January 2009.  Mr. Silvey is owed $2,500 at September 30, 2010 and 2009 for prior director fees.  Mr. Silvey resigned on February 1, 2010.

G. David Gordon was corporate counsel and billed legal fees of $32,681 in 2009 (none in 2010).  Mr. Gordon was owed $2,161 and $55,354 at September 30, 2010 and 2009, respectively.  Mr. Gordon owns 25% of ALT Energy, Inc.

Hank Durschlag, the Company's CEO, had accrued $12,000 and $16,227 for his services as CEO during 2010 and 2009, respectively.  Mr. Durschlag was owed $30,266 and $9,000 at September 30, 2010 and 2009, respectively.

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

On July 31, 2008, the Company converted its loan with NAEY in the amount of $35,530, including accrued interest, into 153,000 shares of NAEY common stock.  On April 10, 2009, the Company issued a note payable to Avenel Financial Group ("AFG") in the amount of $100,000 to acquire an additional 149,936 shares of NAEY.  AFG is owned by Michael D. Pruitt and is an owner of 2,580,000 shares of the Company's common stock.  The note had a balance of $100,000 with accrued interest of $2,844 at September 30, 2009.  During 2010, AFG and the Company rescinded the transaction, the 149,936 shares were returned to AFG and the note was cancelled.  The 302,936 shares of NAEY were valued at $166,615 (unrealized gain of $31,085) at September 30, 2009 and the remaining 153,000 shares of NAEY were valued at $1,530 at September 30, 2010.  The Company recorded an other than temporary decline in available-for-sale securities of $34,000 at September 30, 2010 on its investment in NAEY.

BJB Services, Inc., accountants for the Company, and Jim Reskin, SEC counsel for the Company acted as co-compliance officers for the Company from April 5, 2007 until January 20, 2009, which was the period during which the Company was a BDC.

Related party amounts included in the balance sheet may be summarized as follows:

Available-for-sale investments may be summarized as follows:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Losses	Value
September 30, 2010
Efftec International, Inc.	$68,009	$(13,280)	$(453)	$54,276
North American Energy	35,530	(34,000)	-	1,530
	$103,539	$(47,280)	$(453)	$55,806

September 30, 2009
Efftec International, Inc.	$16,500	$(3,620)	$-	$12,880
North American Energy	135,530	-	31,085	166,615
	$152,030	$(3,620)	$31,085	$179,495

	2010	2009
Notes and accrued interest receivable - affiliates
Efftec International, Inc. - principal	$-	$55,089
Accrued interest	-	2,730
	-	57,819

	2010	2009

Accounts payable - related parties:
G. David Gordon & Associates, P.C. and G. David Gordon	$2,161	$55,354
Hank Durschlag	30,266	9,000
BJB Services, Inc.	-	31,000
Ross Silvey	2,500	2,500
	34,927	97,854

	2010	2009

Non-interest bearing advances from affiliates (notes issued in 2010):
Avenel Financial Group	$-	$20,000
MLM Concepts	-	5,000
Chef-on-the-Go	-	1,660
Amy Gordon	-	5,000
	-	31,660

Convertible notes payable to related parties and shareholders outstanding at September 30, 2010, include interest at 12% per annum and are convertible into common stock at the rate of $0.025 per share.  The convertible note payable at September 30, 2009 in the amount of $100,000 included interest at 6% and was convertible into common stock at the rate of $0.20 per share and was rescinded during 2010.

	2010	2009

Convertible notes payable consist of the following at September 30, 2010 and 2009:
Avenel Financial Group - rescinded 2009 note	$-	$100,000
Avenel Financial Group	52,493	-
BJB Services, Inc.	35,000	-
Progressive Capital	25,650	-
MLM Concepts, LLC	10,000	-
Amy Gordon	5,000	-
Chef on-the-Go	2,660	-
	130,803	100,000

Transactions with related parties in the statement of operations include:

	2010	2009

Consulting income - affiliate
Efftec International, Inc.	$8,800	$-
Chef on-the-Go	-	2,567
	$8,800	$2,567

	2010	2009

Interest income - affiliates
Efftec International, Inc.	$4,909	$6,266
	4,909	6,266

	2010	2009

Related party expenses:
CEO compensation - Hank Durschlag	$12,000	$16,227
Director fees - Ross Silvey	-	3,000
Legal fees - G. David Gordon & Associates, PC	-	32,681
Accounting - BJB Services, Inc.	-	34,000
	12,000	85,908

	2010	2009

Realized gains (losses):
Realized gain on Efftec International, Inc.	$6,600	$-
Realized loss - ALT Energy, Inc.	-	(24,500)
Total	$6,600	$(24,500)

	2010	2009

Unrealized gains (losses) from available-for-sale securities of affiliates:
Efftec International, Inc.	$(453)	$(3,620)
North American Energy Resources, Inc.	(31,085)	(248,385)
	(31,538)	(252,005)

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

Options to purchase 378,000 shares were available at September 30, 2009.  There has been no option activity during the year ended September 30, 2009 and until April 4, 2010 when the Plan expired.

8.           COMMITMENTS AND CONTINGENCIES

A vendor of the Company is claiming he is owed $40,200 for services rendered in 2008 and 2009, which amount is included in accounts payable.  The attorney for the vendor has offered to accept $5,000 for full settlement of the obligation.

9.           SUBSEQUENT EVENTS

The Company entered into a Letter of Intent ("LOI") on October 18, 2010 to acquire Pocket Drops, Inc. and Skin Science, Inc. from M.E. "Hank" Durschlag, the Company's CEO until that date.  The Company is seeking debt and equity financing to complete the purchase and begin marketing.  Pocket Drops has developed several concentrated sublingual drops to include electrolytes for sports, caffeine drops for energy and vitamin drops for children.  Skin Science is a patent-pending system including manufactured thin film incorporating natural and synthetic active ingredients that when applied in conjunction with heat and moisture increase the overall health and beauty of your skin.  Skin Science has also formulated a product for acne treatment.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2010, and, based on its evaluation, our principal executive officer and our principal financial officer have concluded that these controls and procedures are effective as of September 30, 2010, except for a lack of segregation of duties.

(b)  Changes in Internal Controls

During the fourth quarter of our fiscal year ended September 30, 2010, there was no change in our internal control and procedures over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2010, due to a lack of segregation of duties.

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

The following section sets forth the names, ages and current positions with the Company held by the Directors, Executive Officers and Significant Employees as of September 30, 2010 together with the year such positions were assumed.  There is no immediate family relationship between or among any of the Directors, Executive Officers or Significant Employees, and the Company is not aware of any arrangement or understanding between any Director or Executive Officer and any other person pursuant to which he was elected to his current position.  Each Executive Officer will serve until he or she resigns or is removed or otherwise disqualified to serve, or until his or her successor is elected and qualified.

Each Director will serve until he or she resigns or is removed or otherwise disqualified to serve or until his or her successor is elected.  The Company currently has four Directors.  The Board of Directors does not expect to appoint additional Directors until a potential acquisition is identified.

NAME	AGE	POSITION

M.E. “Hank” Durschlag	47	Director, President, CEO and Acting CFO since March 30, 2007

Erik S. Phillips	40	Independent Director since December 2007
		18, 2010

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

AUDIT COMMITTEE

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors and report the result of their activities to the Board. Such responsibilities shall include, but shall not be limited to, the selection and, if necessary, the replacement of our independent auditors and review and discussion with such independent auditors of (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-K.  The Board of Directors currently serves as the Audit Committee.

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

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three years ended September 30, 2010.

ANNUAL COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Total

M.E. "Hank" Durschlag	2010	$12,000	$-	$12,000
Director, President, CEO and Acting	2009	16,227	-	16,227
CFO since March 30, 2007	2008	19,500	-	19,500

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

None during 2010.

i.	Compensation committee interlocks and insider participation

The Board of Directors make up the compensation committee.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates the beneficial ownership of our voting securities of all persons, including Directors of the Company and all Executive Officers who are not Directors of the Company, and all officers and directors as a group, as of November 30, 2010, the most recent practicable date.  As of November 30, 2010, there were 50,925,820 shares of our common stock outstanding. Except as otherwise indicated below, to the best of our knowledge, each person named in the table has sole voting and investment power with respect to the securities beneficially owned by them as set forth opposite their name.  The address of all officers and directors is in care of the Company at 5403 Mc Chesney Drive, Charlotte, NC  28269.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	% of Class

Common	M.E. “Hank” Durschlag	1,000,000	1.96%

Common	Adam Adler	4,000,000	7.86%

Common	Eric S. Phillips	-	-

Common	Avenel Financial Group, Inc.	2,580,000	5.07%

Common	All officers and directors as a	1,000,000	1.96%
	Group (2 persons)

*	Less than 1%.

EQUITY COMPENSATION PLAN INFORMATION

LONG-TERM STOCK INCENTIVE PLAN

In April 1999, the Board of Directors of the Company adopted, subject to stockholder approval, the Company's Stock Incentive Plan (the "Stock Incentive Plan"). The Stock Incentive Plan associated the interests of the key associates (management and certain other employees) of the Company and its adopting subsidiaries with the stockholders by reinforcing the relationship between participants' rewards and stockholder gains, to provide key associates with an equity ownership in the Company commensurate with Company performance, as reflected in increased stockholder value, to maintain competitive compensation levels, and to provide an incentive to key associates for continuous employment with the Company.  The Plan expired on April 4, 2010.

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

While operating as a BDC the Company had management contracts and made loans to its 60% owned subsidiary USN.  These transactions aggregate $210,778 as of September 30, 2010 and 2009 and are eliminated in consolidation with USN.

Hank Durschlag, the Company's CEO,  was CEO and a director of Efftec International, Inc. until April 1, 2010.  The Company had made a loan and owned shares of Efftec common stock.  At September 30, 2010 and 2009, the Company owned 542,761 and 8,000 shares of Efftec common stock, respectively and had a note receivable in the amount of $55,089 with accrued interest of $2,730 at September 30, 2009.  During 2010, the Company received 20,000 shares of Efftec common stock for a management contract valued at $8,800, collected $6,500 in cash as partial payment on the note and received 624,761 shares of Efftec common stock in exchange for the balance of the note receivable and accrued interest.  The Company sold 110,000 shares of the Efftec stock for proceeds of $16,500 and realized a gain of $6,600 during 2010.  The Company recorded interest income of $4,909 and $6,266 in 2010 and 2009, respectively.  The Company recorded an other than temporary decline on its investment in Efftec stock of $13,280 and $3,620 in 2010 and 2009, respectively.

The Company received non-interest bearing advances from affiliates in the amounts of $31,660 at September 30, 2009, as detailed below.  MLM Concepts is owned 50% by Michael D. Pruitt, former CEO and director of the Company.  Chef-on-the-Go is owned by a shareholder of the Company.  The Company received additional advances of $31,650 in 2010 and the total of $63,310 was converted into convertible notes payable with interest at 12% per annum and convertible into common stock at $0.025 per share.

Ross Silvey was a director of the Company and was also CEO and a director of North American Energy Resources, Inc. ("NAEY").  Director fees were accrued for Mr. Silvey in the amount of $3,000 in 2009.  Mr. Silvey ceased his direct involvement on the audit committee when the Company ceased operation as a BDC in January 2009.  Mr. Silvey is owed $2,500 at September 30, 2010 and 2009 for prior director fees.  Mr. Silvey resigned on February 1, 2010.

G. David Gordon was corporate counsel and billed legal fees of $32,681 in 2009 (none in 2010).  Mr. Gordon was owed $2,161 and $55,354 at September 30, 2010 and 2009, respectively.  Mr. Gordon owns 25% of ALT Energy, Inc.

Hank Durschlag, the Company's CEO, had accrued $12,000 and $16,227 for his services as CEO during 2010 and 2009, respectively.  Mr. Durschlag was owed $30,266 and $9,000 at September 30, 2010 and 2009, respectively.

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

On July 31, 2008, the Company converted its loan with NAEY in the amount of $35,530, including accrued interest, into 153,000 shares of NAEY common stock.  On April 10, 2009, the Company issued a note payable to Avenel Financial Group ("AFG") in the amount of $100,000 to acquire an additional 149,936 shares of NAEY.  AFG is owned by Michael D. Pruitt and is an owner of 2,580,000 shares of the Company's common stock.  The note had a balance of $100,000 with accrued interest of $2,844 at September 30, 2009.  During 2010, AFG and the Company rescinded the transaction, the 149,936 shares were returned to AFG and the note was cancelled.  The 302,936 shares of NAEY were valued at $166,615 (unrealized gain of $31,085) at September 30, 2009 and the remaining 153,000 shares of NAEY were valued at $1,530 at September 30, 2010.  The Company recorded an other than temporary decline in available-for-sale securities of $34,000 at September 30, 2010 on its investment in NAEY.

BJB Services, Inc., accountants for the Company, and Jim Reskin, SEC counsel for the Company acted as co-compliance officers for the Company from April 5, 2007 until January 20, 2009, which was the period during which the Company was a BDC.

Related party amounts included in the balance sheet may be summarized as follows:

Available-for-sale investments may be summarized as follows:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Losses	Value
September 30, 2010
Efftec International, Inc.	$68,009	$(13,280)	$(453)	$54,276
North American Energy	35,530	(34,000)	-	1,530
	$103,539	$(47,280)	$(453)	$55,806

September 30, 2009
Efftec International, Inc.	$16,500	$(3,620)	$-	$12,880
North American Energy	135,530	-	31,085	166,615
	$152,030	$(3,620)	$31,085	$179,495

	2010	2009
Notes and accrued interest receivable – affiliates
Efftec International, Inc. - principal	$-	$55,089
Accrued interest	-	2,730
	-	57,819

	2010	2009

Accounts payable - related parties:
G. David Gordon & Associates, P.C. and G. David Gordon	$2,161	$55,354
Hank Durschlag	30,266	9,000
BJB Services, Inc.	-	31,000
Ross Silvey	2,500	2,500
	34,927	97,854

	2010	2009

Non-interest bearing advances from affiliates (notes issued in 2010):
Avenel Financial Group	$-	$20,000
MLM Concepts	-	5,000
Chef-on-the-Go	-	1,660
Amy Gordon	-	5,000
	-	31,660

Convertible notes payable to related parties and shareholders outstanding at September 30, 2010, include interest at 12% per annum and are convertible into common stock at the rate of $0.025 per share.  The convertible note payable at September 30, 2009 in the amount of $100,000 included interest at 6% and was convertible into common stock at the rate of $0.20 per share and was rescinded during 2010.

	2010	2009

Convertible notes payable consist of the following at September 30, 2010 and 2009:
Avenel Financial Group - rescinded 2009 note	$-	$100,000
Avenel Financial Group	52,493	-
BJB Services, Inc.	35,000	-
Progressive Capital	25,650	-
MLM Concepts, LLC	10,000	-
Amy Gordon	5,000	-
Chef on-the-Go	2,660	-
	130,803	100,000

Transactions with related parties in the statement of operations include:

	2010	2009

Consulting income - affiliate
Efftec International, Inc.	$8,800	$-
Chef on-the-Go	-	2,567
	$8,800	$2,567

	2010	2009

Interest income - affiliates
Efftec International, Inc.	$4,909	$6,266
	4,909	6,266

	2010	2009

Related party expenses:
CEO compensation - Hank Durschlag	$12,000	$16,227
Director fees - Ross Silvey	-	3,000
Legal fees - G. David Gordon & Associates, PC	-	32,681
Accounting - BJB Services, Inc.	-	34,000
	12,000	85,908

	2010	2009

Realized gains (losses):
Realized gain on Efftec International, Inc.	$6,600	$-
Realized loss - ALT Energy, Inc.	-	(24,500)
Total	$6,600	$(24,500)

	2010	2009

Unrealized gains (losses) from available-for-sale securities of affiliates:
Efftec International, Inc.	$(453)	$(3,620)
North American Energy Resources, Inc.	(31,085)	(248,385)
	(31,538)	(252,005)

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

Paritz & Company, P.A. has billed $4,000 for review of our quarterly reports for the year ended September 30, 2010.  No fees have been billed for the audit as of November 30, 2010.  The aggregate audit fees billed by Seale and Beers for professional services rendered for the audit of our annual financial statements and the review of our quarterly financial statements  for the year ended September 30, 2009 was $14,375.

AUDIT RELATED FEES: None.

TAX FEES: Not applicable.

OTHER FEES: None.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following financial statements of Double Eagle Holdings, Ltd. are contained in Item 8 of this Form 10-K:
•	Report of Independent Registered Public Accountants
•	Consolidated Balance Sheets at September 30, 2010 and 2009
•	Consolidated Statements of Operations – For the years ended September 30, 2010 and 2009 and Inception (January 20, 2009) to September 30, 2010
•	Consolidated Statements of Stockholders' Equity (Deficit) at September 30, 2010 and 2009
•	Consolidated Statements of Cash Flows - For the years ended September 30, 2010 and 2009 and Inception (January 20, 2009) to September 30, 2010
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

23.1	Consent of Seale and Beers, CPAs

31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on December 28, 2010.

DOUBLE EAGLE HOLDINGS, LTD.

By:	/s/ M.E. "Hank" Durschlag
M.E. "Hank" Durschlag, Director,
Chief Executive Officer and Acting
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

December 28, 2010	Director, Chief Executive Officer	/s/ M.E. "Hank" Durschlag
	and Acting Chief Financial Officer	M.E. "Hank" Durschlag

December 28, 2010	Director	/s/ Eric S. Phillips
Eric S. Phillips