Form 10-Q
period 2010-12-31
Double Eagle Holdings, Ltd.
filed 2011-02-14
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: December 31, 2010
Commission File Number: 000-22991

DOUBLE EAGLE HOLDINGS, LTD.
 (Exact name of small business issuer as specified in its charter)

NEVADA	87-0460247
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5403 Mc Chesney Drive, Charlotte, NC  28269
 (Address of principal executive office)

(786) 629-6657
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

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of  January 31, 2011 was 50,925,820.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)

INDEX

PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Balance Sheets
December 31, 2010 and September 30, 2009

	December 31,	September 30,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$2,527	$8,619
Prepaid expenses	10,000	5,000
Total current assets	12,527	13,619
Other assets:
Available-for-sale investments	12,120	55,806
Deposit on investment	15,000	-
Total other assets	27,120	55,806

Total assets	$39,647	$69,425
LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	82,936	80,579
Accounts payable - related parties	12,000	30,267
Convertible notes payable - stockholders	128,143	130,803
Accrued expenses	12,909	9,222
Total current liabilities	235,988	250,871

Commitments and contingencies

STOCKHOLDERS' (DEFICIT)
Preferred stock, $0.001 par value; authorized 12,500 shares; no shares issued
and outstanting; $100 per share liquidation preference	-	-
Common stock, $.001 par value; authorized 100,000,000 shares; 50,925,820
shares issued and outstanding at December 31, 2010 and September 30, 2010	50,926	50,926
Additional paid-in capital	9,946,022	9,946,022
Non-controlling interest	(126,344)	(126,344)
Accumulated other comprehensive income (loss)	6,390	(453)
Accumulated deficit:
During the development stage	(196,481)	(174,743)
Other	(9,876,854)	(9,876,854)
Total accumulated deficit	(10,073,335)	(10,051,597)
Total stockholders' (deficit)	(196,341)	(181,446)
Total liabilities and stockholders' (deficit)	$39,647	$69,425

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2010 and 2009 and from Inception
(January 20, 2009) through December 31, 2010
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2010	2009	December 31, 2010
Revenue
Management income - related party	$-	$1,467	$11,367
Total income	-	1,467	11,367
Expenses:
Related party services	3,000	3,000	73,039
General and administrative expense	17,163	9,495	68,312
Total expenses	20,163	12,495	141,351
Loss from operations	(20,163)	(11,028)	(129,984)
Other income (expense):
Interest income - related party	-	1,799	9,596
Interest expense - stockholders	(3,923)	(1,512)	(13,145)
Realized gain (loss) - related party	2,348	-	(15,552)
Other than temporary decline in available-for-sale
securities	-	(13,280)	(50,900)
Other income (expense)	(1,575)	(12,993)	(70,001)
Net loss before non-controlling interest	(21,738)	(24,021)	(199,985)
Non-controlling interest	-	-	4
Net loss	(21,738)	(24,021)	(199,981)
Other comprehensive income (loss)

Unrealized gain (loss) on available-for-sale securities (none attributed to the non-controlling interest)	6,843	(148,439)	(80)
Net comprehensive loss	$(14,895)	$(172,460)	$(200,061)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	50,925,820	50,925,820

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Changes in Stockholders' Deficit
From Inception (January 20, 2009) Through December 31, 2010

Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par	Shares	Par	Capital

Balance, January 20, 2009	-	$-	50,925,820	$50,926	$9,946,022
Unrealized loss from available-
for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, September 30, 2009	-	-	50,925,820	50,926	9,946,022
Noncontrolling interest	-	-	-	-	-
Unrealized loss from available-
for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, September 30, 2010	-	-	50,925,820	50,926	9,946,022
Unrealized loss from available-
for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, December 31, 2010	-	$-	50,925,820	$50,926	$9,946,022
		Accumulated
	Non	Other	Accumulated Deficit
	Controlling	Comprehensive	Development
	Interest	Income	Stage	Other	Total

Balance, January 20, 2009	$-	$279,470	$-	$(9,999,694)	$276,724
Unrealized loss from available-
for-sale securities	-	(248,385)	-	-	(248,385)
Net loss	-	-	(97,895)	-	(97,895)
Balance, September 30, 2009	-	31,085	(97,895)	(9,999,694)	(69,556)
Noncontrolling interest	(126,340)	-	3,500	122,840	-
Unrealized loss from available-
for-sale securities	-	(31,538)	-	-	(31,538)
Net loss	(4)	-	(80,348)	-	(80,352)
Balance, September 30, 2010	(126,344)	(453)	(174,743)	(9,876,854)	(181,446)
Unrealized loss from available-
for-sale securities	-	6,843	-	-	6,843
Net loss	-	-	(21,738)	-	(21,738)
Balance, December 31, 2010	$(126,344)	$6,390	$(196,481)	$(9,876,854)	$(196,341)

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2010 and 2009 and from Inception
(January 20, 2009) through December 31, 2010
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2010	2009	December 31, 2010

Operating activities:
Net loss	$(21,738)	$(24,021)	$(199,981)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Other than temporary decline in available-for-sale securities	-	13,280	50,900
Gain (loss) on sale/impairment of investment in related party	(2,348)	-	15,552
Non-controlling interest	-	-	(4)
Accrued interest income	-	-	(4,909)
Investment received for management services	-	(1,467)	(8,800)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	-	(1,800)	(4,686)
Prepaid expenses	(5,000)	-	(10,000)
Accounts payable and accrued expenses	8,204	(629)	37,292
Accounts payable and accrued expenses - related parties	(20,426)	(15,188)	24,172
Advances from related parties for working capital	-	-	6,660
Net cash used in operating activities	(41,308)	(29,825)	(93,804)
Investing activities:
Proceeds from investments	52,876	-	75,876
Deposit on investment in Skin Science	(15,000)	-	(15,000)
Net cash used in investing activities	37,876	-	60,876
Financing activities:
Common stock issued for cash	-	-	-
Loans from related parties	(2,660)	31,650	28,990
Net cash used in investing activities	(2,660)	31,650	28,990
Net increase (decrease) in cash and cash equivalents	(6,092)	1,825	(3,938)
Cash and cash equivalents, beginning of period	8,619	582	6,465
Cash and cash equivalents, end of period	$2,527	$2,407	$2,527

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Note payable issued to acquire investment	$-	$-	$100,000
Accrued interest receivable included in amended notes	-	-	8,915
Convertible notes payable issued for advances from affiliates	-	-	63,310
Convertible notes payable issued for accounts payable to affiliates	-	-	67,493
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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report for the year ended September 30, 2010, which is included in the Company's Form 10-K for the year ended September 30, 2010. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete fiscal year.

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

GOING CONCERN
The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a net loss from operations of $21,738, recognized an unrealized gain on investments of $6,843 resulting in a comprehensive loss of $14,895 during the three months ended December 31, 2010.  At December 31, 2010, current assets, excluding investments, are $12,527 and current liabilities are $235,988.  The Company has made a deposit of $15,000 at December 31, 2010 on Paris Skin Sciences, a company owned by the Company's CEO.  The Company is completing due diligence and is attempting to secure financing to allow it to complete the acquisition and proceed with its business plan.

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

RECLASSIFICATION
Certain reclassifications have been made in the condensed consolidated financial statements at September 30, 2010 and for the three months then ended December 31, 2009 to conform to the December 31, 2010 presentation.  The reclassifications had no effect on net loss.

FISCAL YEAR
Fiscal 2011 refers to periods in the year ending September 30, 2011.  Fiscal 2010 refers to periods in the year ended September 30, 2010.

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

NEW ACCOUNTING PRONOUNCEMENTS
Below is a listing of the most recent accounting standards and their effect on the Company, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU").  We have evaluated all recent accounting pronouncements through February 7, 2011 and find none that would have a material impact on the financial statements of the Company, except for those detailed below.

   In December 2010, the FASB issued Accounting Standards Update 2010-28 (ASU 2010-28), "Intangibles—Goodwill and Other (Topic 350)."  The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  As a result, current GAAP will be improved by eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  As a result, goodwill impairments may be reported sooner than under current practice.  This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 for public entities.  The Company plans to adopt ASU 2010-28 during the quarter ended March 31, 2011 and expects no effect on the financial position, results of operations or cash flows of the Company.

2.	INVESTMENTS

While the Company was operating as a BDC and for a period after electing to no longer be subject to the BDC filing requirements, there were a number of relationships established which resulted in the majority of the Company's investments being considered investments in affiliates.  Currently, all of those relationships have ceased and the Company no longer has an affiliate relationship with its investments.  Available-for-sale investments may be summarized as follows:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Gains (Losses)	Value
December 31, 2010
Efftec International, Inc.	$4,200	$-	$1,800	$6,000
North American Energy	1,530	-	4,590	6,120
	$5,730	$-	$6,390	$12,120

September 30, 2010
Efftec International, Inc.	$54,729	$-	$(453)	$54,276
North American Energy	1,530	-	-	1,530
	$56,259	$-	$(453)	$55,806

EFFI has developed an Internet-based chiller tool which it is installing and selling to its customer base.  At December 31, 2010, the Company valued its investment in EFFI at $6,000 based on its posted bid price on that date.  During the year ended September 30, 2010, the Company received 20,000 shares of Efftec common stock for a management contract valued at $8,800 (based on the trading price of Efftec on the date of the contract), collected $6,500 in cash as partial payment on the convertible note and received 624,761 shares of Efftec common stock in exchange for the balance of the convertible note and accrued interest receivable (convertible at $0.09 per share).  The Company sold 110,000 shares of Efftec for $16,500 during the year ended September 30, 2010 and realized a profit of $6,600.  During the three months ended December 31, 2010, the Company sold 528,761 shares of its investment in EFFI for $52,876 and realized a gain of $2,348.  The Company owns 20,000 shares on December 31, 2010.

North American Energy Resources, Inc. ("NAEY") is an oil and gas development and production company with operations currently in Oklahoma.  The Company valued its investment in NAEY shares at its posted trading price at December 31, 2010.  The Company owns 153,000 shares on December 31, 2010.

Fair value for both available-for-sale securities is based on level one inputs, the posted bid/last trading price on December 31, 2010.

3.	DEPOSIT ON INVESTMENT

The Company has advanced $15,000 toward purchase of an investment in Paris Skin Science from its CEO.  Paris Skin Science is a development stage company with no prior operations.  Paris Skin Science has a patent pending system including manufactured thin film incorporating natural and synthetic active ingredients that when applied in conjunction with heat and moisture increase the overall health and beauty of your skin.

4.	RELATED PARTY TRANSACTIONS
The Company operated as a BDC until January 20, 2009, when it elected to no longer be treated as a BDC.  As a part of its operations and consistent with the operating parameters of a BDC, the Company developed a number of relationships with its portfolio company investments, including members of the Company's board of directors becoming officers and directors of its portfolio company investments.  The Company made loans to the portfolio companies and entered into management agreements with the portfolio companies.  As a result of operating as a BDC and then converting to an operating company, a number of its previous relationships were originally required to be categorized as related party transactions.  As a result of changes in relationships, i.e. no longer being actively involved in the operation of the investments, these investments are no longer considered affiliates.  Other related party amounts and transactions are described as follows:

While operating as a BDC the Company had management contracts and made loans to its 60% owned subsidiary USN.  These transactions are eliminated in consolidation with USN.

Hank Durschlag, the Company's CEO, had accrued $3,000 and $3,000 for his services as CEO during the three months ended December 31, 2010 and 2009, respectively.  Mr. Durschlag was owed $12,000 and $30,267 for services and expense reimbursements at December 31, 2010 and September 30, 2010, respectively.

At December 31, 2010, the Company had made a deposit of $15,000 on Paris Skin Sciences, a company owned by the Company's CEO.  The Company is completing due diligence and is attempting to secure financing to allow it to complete the acquisition and proceed with its business plan.

Related party amounts included in the balance sheet may be summarized as follows:

Accounts payable - related parties:

	2010	2009

Hank Durschlag	$12,000	$30,267
	$12,000	$30,267

Convertible notes payable - shareholders:

			Dec 31,	Sep 30,
	Date	Int. Rate	2010	2010

Amy Gordon	2/26/2010	12%	5,000	5,000
Chef on the Go	2/26/2010	12%	-	2,660
Progressive Capital	2/26/2010	12%	25,650	25,650
Avenel Financial Group	2/26/2010	12%	20,000	20,000
MLM Concepts, LLC	2/26/2010	12%	10,000	10,000
Avenel Financial Group	3/1/2010	12%	32,493	32,493
BJB Services, Inc.	3/1/2010	12%	35,000	35,000

			$128,143	$130,803

Transactions with related parties in the statement of operations for the three  months ended December 31, 2010 and 2009 include:

	2010	2009

Management income - Efftec International, Inc.	$-	$1,467

	2010	2009

Interest income - Efftec International, Inc.	$-	$1,799

	2010	2009
Related party expenses:
CEO compensation - Hank Durschlag	$3,000	$3,000
	$3,000	$3,000

5.	APPLICATION OF FASB ASC TOPIC 810

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010 and 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had a working capital deficit of $223,461 as compared to a working capital deficit of $237,252 at September 30, 2010.  The primary reason for the decrease is the sale of non-current available-for-sale securities for $52,876 during the three months ended December 31, 2010.

Our withdrawal from being regulated and reporting as a BDC eliminates the availability of the 1-E to raise capital through sale of free trading common shares.  We will need some capital in 2011 which we expect to raise through private placements of our restricted common stock, loans from related parties and sales of investments in order to pursue our acquisition plan for Paris Skin Science.

RESULTS OF OPERATIONS

Comparison of three months ended December 31, 2010 and 2009 –

Revenues – We had management income in the three months ended December 31, 2009 of $1,467.  We received 20,000 shares of Efftec common stock valued at $8,800, based on the trading price of the Efftec common stock on the date received, for management services provided to Efftec.  The agreement was for a period of six months, and the remaining balance of $7,333 was reported during the six months ended June 30, 2010.

Costs and expenses increased from $12,495 in the three months ended December 31, 2009 to  $20,163 in the three months ended December 31, 2010.

Other general and administrative expense increased from $9,495 in the three months ended December 31, 2009 to $17,163 in the three months ended December 31, 2010.  This increase is primarily a result of due diligence on the Company's proposed acquisition of Paris Skin Science.

Other income (expense) for the three months ended December 31, 2010 and 2009 was as follows:

	2010	2009

Interest income - related party	$-	$1,799
Interest expense - related party	(3,923)	(1,512)
Realized gain on sale of investments	2,348	-
Other than temporary decline in available-for-sale securities	-	(13,280)
	$(1,575)	$(12,993)

Other comprehensive income (loss) amounted to income of $6,843 in the 2010 period and a loss of $148,439 in the 2009 period, primarily from temporary changes in value of the Company's investment in NAEY in the 2009 period.

Our Plan of Operation for the Next Twelve Months

Management’s Analysis of Business

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a loss of $21,738 for the three months ended December 31, 2010, and had a unrealized gain of $6,843 on available-for-sale securities for a total comprehensive loss of $14,895.  Expenses have been reduced to the minimum until additional capital can be obtained.

The Company expects to raise necessary capital from the private placement of its restricted common stock, loans from shareholders and sales of investments.  The Company has demonstrated an ability to raise funds as needed to fund operations and investments.  However, there can be no assurance that the planned sale of common stock will provide sufficient funding to develop the Company’s current business plan.  The Company is currently seeking additional investment capital to complete its proposed acquisition of Paris Skin Sciences from its CEO.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements

•	None.

Contractual Obligations

•	None.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.
ITEM 4:	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of December 31, 2010.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, is not effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure, primarily due to a lack of segregation of duties due to the Company's small size.  The Company utilizes the servicers of a third party consultant to assist the Company in preparing it financial statements and its SEC filings, which the Company fees mitigates the lack of segregation of duties which are solely a result if its small size.

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

DOUBLE EAGLE HOLDINGS, LTD.

February 11, 2011	By: /s/M.E. Durschlag
M.E. Durschlag, President,
Chief Executive Officer and
Chief Financial Officer