Form 10-K/A
period 2010-09-30
Double Eagle Holdings, Ltd.
filed 2011-02-22
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

We filed our Annual Report on Form 10-K for the year ended September 30, 2010 on January 6, 2011 (the "Original Report").  We are filing this Amendment on Form 10-K/A ("Amendment") to expand the disclosure in Item 4 regarding Controls and Procedures.

This Amendment is being filed in response to comments we received from the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the "SEC") in connection with the staff's review of the Original Report.  We have made no attempt in this Amendment to modify or update the disclosures presented in the Original Report other than as noted in the previous paragraph.  Also, this Amendment does not reflect events occurring after the filing of the Original Report.  Accordingly, this Amendment should be read in conjunction with the Original Report and our other filings with the SEC subsequent to the filing of the Original Report.

DOUBLE EAGLE HOLDINGS, LTD.
FORM 10-K/A INDEX

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

None.

ITEM 9A(T): CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that are filed under the Exchange Act is accumulated and communicated to management, including the principal executive officer, as appropriate to allow timely decisions regarding required disclosure.  Under the supervision of and with the participation of management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2010, and, based on its evaluation, our principal executive officer and our principal financial officer have concluded that the Company does not have an adequate segregation of duties due to its small size.  The Company has retained an outside consultant to assist in preparing its financial statements and its filings with the SEC.  The principal executive officer and principal financial officer of the Company have concluded that the oversight provided by the outside consultant mitigates the lack of segregation of duties and has concluded that the disclosure controls and procedures are effective.

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

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of September 30, 2010.  In making this assessment, management used the framework set forth in the report entitled “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.  The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of September 30, 2010, since the outside consultant retained by the Company mitigated the effects caused by a lack of segregation of duties.

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

AUDIT RELATED FEES: None.

TAX FEES: Not applicable.

OTHER FEES: None.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements – The following financial statements of Double Eagle Holdings, Ltd. are contained in Item 8 of this Form 10-K/A:
•	Report of Independent Registered Public Accountants
•	Consolidated Balance Sheets at September 30, 2010 and 2009
•	Consolidated Statements of Operations – For the years ended September 30, 2010 and 2009 and Inception (January 20, 2009) to September 30, 2010
•	Consolidated Statements of Stockholders' Equity (Deficit) at September 30, 2010 and 2009
•	Consolidated Statements of Cash Flows - For the years ended September 30, 2010 and 2009 and Inception (January 20, 2009) to September 30, 2010
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

23.1	Consent of Seale and Beers, CPAs

31.1
Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2010.

DOUBLE EAGLE HOLDINGS, LTD.

By:	/s/ M.E. "Hank" Durschlag
M.E. "Hank" Durschlag, Director,
Chief Executive Officer and Acting
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

February 21, 2010	Director, Chief Executive Officer	/s/ M.E. "Hank" Durschlag
	and Acting Chief Financial Officer	M.E. "Hank" Durschlag

February 21, 2010	Director	/s/ Eric S. Phillips
Eric S. Phillips