Form 10-Q
period 2011-03-31
Double Eagle Holdings, Ltd.
filed 2011-05-13
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: March 31, 2011

Commission File Number: 000-22991

DOUBLE EAGLE HOLDINGS, LTD.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0460247
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

20900 NE 30th Avenue, Eighth Floor, Aventura, FL  33180
(Address of principal executive office)

5403 Mc Chesney Drive, Charlotte, NC  28269
(Former address of principal executive office)

(305) 503-3873
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

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of  April 12, 2011 was 60,786,704.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(DEVELOPMENT STAGE COMPANIES)

PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Balance Sheets
March 31, 2011 and September 30, 2010

	March 31,	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$146	$8,619
Prepaid expenses	5,000	5,000
Total current assets	5,146	13,619
Other assets:
Available-for-sale investments	13,180	55,806
Deposit on investment	35,000	-
Total other assets	48,180	55,806

Total assets	$53,326	$69,425
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	88,695	80,579
Accounts payable - related parties	48,963	30,267
Convertible notes payable - stockholders	82,493	130,803
Accrued expenses	10,727	9,222
Total current liabilities	230,878	250,871

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 12,500 shares; no shares issued and outstanting; $100 per share liquidation preference	-	-
Common stock, $.001 par value; authorized 100,000,000 shares; 59,379,493 shares issued and outstanding at March 31, 2011 and September 30, 2010	59,380	50,926
Additional paid-in capital	10,132,911	9,946,022
Non-controlling interest	(126,344)	(126,344)
Accumulated other comprehensive income (loss)	7,450	(453)
Accumulated deficit:
During the development stage	(374,095)	(174,743)
Other	(9,876,854)	(9,876,854)
Total accumulated deficit	(10,250,949)	(10,051,597)
Total stockholders' deficit	(177,552)	(181,446)
Total liabilities and stockholders' deficit	$53,326	$69,425

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	2011	2010
Revenue
Management income - related party	$-	$4,400
Total income	-	4,400
Expenses:
Related party services	3,000	3,000
Non-cash compensation	144,000	-
General and administrative expense	27,139	4,903
Total expenses	174,139	7,903
Loss from operations	(174,139)	(3,503)
Other income (expense):
Interest income - related party	-	1,592
Interest expense - stockholders	(3,510)	(2,832)
Other	35	-
Other income (expense)	(3,475)	(1,240)
Net loss before non-controlling interest	(177,614)	(4,743)
Non-controlling interest	-	-
Net loss	(177,614)	(4,743)
Other comprehensive income
Unrealized gain (loss) on available-for-sale securities (none attributed to the non-controlling interest)	1,060	3,741
Net comprehensive loss	$(176,554)	$(1,002)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	51,727,575	50,925,820

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Six Months Ended March 31, 2011 and 2010 and from Inception
(January 20, 2009) through March 31, 2011
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011	2010	March 31, 2011
Revenue
Management income - related party	$-	$5,867	$11,367
Total income	-	5,867	11,367
Expenses:
Related party services	6,000	6,000	76,039
Non-cash compensation	144,000	-	144,000
General and administrative expense	44,302	14,398	95,451
Total expenses	194,302	20,398	315,490
Loss from operations	(194,302)	(14,531)	(304,123)
Other income (expense):
Interest income - related party	-	3,391	9,596
Interest expense - stockholders	(7,433)	(4,344)	(16,655)
Realized gain (loss) - related party	2,348	-	(15,552)
Miscellaneous	35	-	35
Other than temporary decline in available-for-sale securities	-	(13,280)	(50,900)
Other income (expense)	(5,050)	(14,233)	(73,476)
Net loss before non-controlling interest	(199,352)	(28,764)	(377,599)
Non-controlling interest	-	-	4
Net loss	(199,352)	(28,764)	(377,595)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities (none attributed to the non-controlling interest)	7,903	(144,697)	980
Net comprehensive loss	$(191,449)	$(173,461)	$(376,615)

Loss per share, basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding	51,322,292	50,925,820

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Consolidated Statements of Changes in Stockholders' Deficit
From Inception (January 20, 2009) Through March 31, 2011

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par	Shares	Par	Capital

Balance, January 20, 2009	-	$-	50,925,820	$50,926	$9,946,022
Unrealized loss from available- for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, September 30, 2009	-	-	50,925,820	50,926	9,946,022
Noncontrolling interest	-	-	-	-	-
Unrealized loss from available- for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, September 30, 2010	-	-	50,925,820	50,926	9,946,022
Unrealized gain from available- for-sale securities	-	-	-	-	-
Common stock issued for:
Services	-	-	6,400,000	6,400	137,600
Convertible notes payable	-	-	2,053,673	2,054	49,289
Net loss	-	-	-	-	-
Balance, March 31, 2011	-	$-	59,379,493	$59,380	$10,132,911

		Accumulated
	Non	Other	Accumulated Deficit
	Controlling	Comprehensive	Development
	Interest	Income	Stage	Other	Total

Balance, January 20, 2009	$-	$279,470	$-	$(9,999,694)	$276,724
Unrealized loss from available- for-sale securities	-	(248,385)	-	-	(248,385)
Net loss	-	-	(97,895)	-	(97,895)
Balance, September 30, 2009	-	31,085	(97,895)	(9,999,694)	(69,556)
Noncontrolling interest	(126,340)	-	3,500	122,840	-
Unrealized loss from available- -for-sale securities	-	(31,538)	-	-	(31,538)
Net loss	(4)	-	(80,348)	-	(80,352)
Balance, September 30, 2010	(126,344)	(453)	(174,743)	(9,876,854)	(181,446)
Unrealized gain from available- -for-sale securities	-	7,903	-	-	7,903
Common stock issued for:
Services	-	-	-	-	144,000
Convertible notes payable	-	-	-	-	51,343
Net loss	-	-	(199,352)	-	(199,352)
Balance, March 31, 2011	$(126,344)	$7,450	$(374,095)	$(9,876,854)	$(177,552)

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARY
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows
Six Months Ended March 31, 2011 and 2010 and from Inception
(January 20, 2009) through March 31, 2011
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011	2010	March 31, 2011

Operating activities:
Net loss	$(199,352)	$(28,764)	$(377,595)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Other than temporary decline in available-for-sale securities	-	13,280	50,900
Gain (loss) on sale/impairment of investment in related party	-	-	17,900
Common stock issued for services	144,000	-	144,000
Gain on sale of investment	(2,348)		(2,348)
Non-controlling interest	-	-	(4)
Accrued interest income	-	-	(4,909)
Investment received for management services	-	(5,867)	(8,800)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	-	(3,391)	(4,686)
Prepaid expenses	-	-	(5,000)
Accounts payable and accrued expenses	12,777	(6,240)	41,865
Accounts payable and accrued expenses - related parties	(11,551)	4,344	33,047
Advances from related parties for working capital	-	-	6,660
Net cash used in operating activities	(56,474)	(26,638)	(108,970)
Investing activities:
Proceeds from investments	52,876	6,500	75,876
Deposit on investment in Skin Science	(35,000)	-	(35,000)
Net cash provided by investing activities	17,876	6,500	40,876
Financing activities:
Common stock issued for cash	-	-	-
Loan repayment	(2,660)	-	(2,660)
Loans from related parties	32,785	20,950	64,435
Net cash provided by investing activities	30,125	20,950	61,775
Net increase (decrease) in cash and cash equivalents	(8,473)	812	(6,319)
Cash and cash equivalents, beginning of period	8,619	582	6,465
Cash and cash equivalents, end of period	$146	$1,394	$146

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Note payable issued to acquire investment	$-	$-	$100,000
Accrued interest receivable included in amended notes	-	5,326	8,915
Convertible notes payable issued for advances from affiliates	-	63,310	63,310
Convertible notes payable issued for accounts payable to affiliates	-	67,493	67,493
Comon stock issued for convertible notes payable and accrued interest	51,343	-	51,343

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

CONSOLIDATION POLICY AND HISTORY OF BUSINESS
The consolidated financial statements include the accounts of Double Eagle Holdings, Ltd. ("DEGH") and Ultimate Social Network, Inc. ("USN") its 60% subsidiary (collectively the "Company").  All significant intercompany balances and transactions have been eliminated in consolidation.  DEGH was originally incorporated in 1985 in Nevada.  Its securities now trade on the OTCQB under the symbol DEGH.PK.

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

GOING CONCERN
The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a net loss from operations of $199,352, recognized an unrealized gain on investments of $7,903 resulting in a comprehensive loss of $191,449 during the six months ended March 31, 2011.  At March 31, 2011, current assets, excluding investments, are $5,146 and current liabilities are $230,878.  The Company has made a deposit of $35,000 at March 31, 2011 on Paris Skin Science, a company owned by the Company's former CEO.  The Company is completing due diligence and is attempting to secure financing to allow it to complete the acquisition and proceed with its business plan.

The Company expects to raise necessary capital from the private placement of its restricted common stock and loans from shareholders.  The Company has demonstrated an ability to raise funds as needed to fund operations and investments.  However, there can be no assurance that the planned sale of common stock and loans from shareholders will provide sufficient funding to develop the Company’s current business plan.

These conditions raise serious doubt about the Company’s ability to continue as a going concern.

RECLASSIFICATION
Certain reclassifications have been made in the condensed consolidated financial statements at September 30, 2010 and for the three and six months ended March 31, 2010 to conform to the March 31, 2011 presentation.  The reclassifications had no effect on net loss.

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

   In December 2010, the FASB issued Accounting Standards Update 2010-28 (ASU 2010-28), "Intangibles—Goodwill and Other (Topic 350)."  The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  As a result, current GAAP will be improved by eliminating an entity's ability to assert that a reporting unit is not required to perform Step 2 because the carrying amount of the reporting unit is zero or negative despite the existence of qualitative factors that indicate the goodwill is more likely than not impaired.  As a result, goodwill impairments may be reported sooner than under current practice.  This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010 for public entities.  The Company adopted ASU 2010-28 during the quarter ended March 31, 2011 with no effect on the financial position, results of operations or cash flows of the Company.

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

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Gains (Losses)	Value
March 31, 2011
Efftec International, Inc.	$4,200	$-	$(200)	$4,000
North American Energy	1,530	-	7,650	9,180
	$5,730	$-	$7,450	$13,180

September 30, 2010
Efftec International, Inc.	$54,729	$-	$(453)	$54,276
North American Energy	1,530	-	-	1,530
	$56,259	$-	$(453)	$55,806

EFFI has developed an Internet-based chiller tool which it is installing and selling to its customer base.  At March 31, 2011, the Company valued its investment in EFFI at $4,000 based on its posted bid price on that date.  During the year ended September 30, 2010, the Company received 20,000 shares of Efftec common stock for a management contract valued at $8,800 (based on the trading price of Efftec on the date of the contract), collected $6,500 in cash as partial payment on the convertible note and received 624,761 shares of Efftec common stock in exchange for the balance of the convertible note and accrued interest receivable (convertible at $0.09 per share).  The Company sold 110,000 shares of Efftec for $16,500 during the year ended September 30, 2010 and realized a profit of $6,600.  During the three months ended December 31, 2010, the Company sold 528,761 shares of its investment in EFFI for $52,876 and realized a gain of $2,348.  The Company owns 20,000 shares on March 31, 2011.

North American Energy Resources, Inc. ("NAEY") is an oil and gas development and production company with operations currently in Oklahoma.  The Company valued its investment in NAEY shares at its posted trading price at March 31, 2011.  The Company owns 153,000 shares on March 31, 2011.

Fair value for both available-for-sale securities is based on level one inputs, the posted bid/last trading price on March 31, 2011.

3.           DEPOSIT ON INVESTMENT

The Company has advanced $35,000 toward purchase of an investment in Paris Skin Science from its CEO.  Paris Skin Science is a development stage company with no prior operations.  Paris Skin Science has a patent pending system including manufactured thin film incorporating natural and synthetic active ingredients that when applied in conjunction with heat and moisture increase the overall health and beauty of your skin.

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

Hank Durschlag, the Company's CEO, had accrued $6,000 and $6,000 for his services as CEO during the six months ended March 31, 2011 and 2010, respectively.  Mr. Durschlag was owed $16,178 and $30,267 for services and expense reimbursements at March 31, 2011 and September 30, 2010, respectively.

At March 31, 2011, the Company had made a deposit of $35,000 on Paris Skin Science, a company owned by the Company's CEO.  The Company is completing due diligence and is attempting to secure financing to allow it to complete the acquisition and proceed with its business plan.

Related party amounts included in the balance sheet may be summarized as follows:

Accounts payable - related parties:

	2011	2010

Hank Durschlag	$16,178	$30,267
Aitan Zacharin	5,768	-
Adam Adler	27,017	-
	$48,963	$30,267

Aitan Zacharin is a stockholder, the Company's new director of Marketing and a director.  Adam Adler is a stockholder, the Company's new CEO and a director, when the acquisition of Paris Skin Science was completed on April 14, 2011.

Convertible notes payable - shareholders:

	Original		Mar 31,	Sep 30,
	Date	Int. Rate	2011	2010

Amy Gordon	2/26/2010	12%	5,000	5,000
Chef on the Go	2/26/2010	12%	-	2,660
Progressive Capital	2/26/2010	12%	-	25,650
Avenel Financial Group	2/26/2010	12%	-	20,000
MLM Concepts, LLC	2/26/2010	12%	10,000	10,000
Avenel Financial Group	3/1/2010	12%	32,493	32,493
Trudy Adler	3/1/2010	12%	35,000	35,000

			$82,493	$130,803

Transactions with related parties in the statement of operations for the three  months ended March 31, 2011 and 2010 include:

	2011	2010

Management income - Efftec International, Inc.	$-	$4,440

	2011	2010

Interest income - Efftec International, Inc.	$-	$1,592

	2011	2010
Related party expenses:
CEO compensation - Hank Durschlag	$3,000	$3,000
Non-cash compensation - Aitan Zacharin	144,000	-
	$147,000	$3,000

Transactions with related parties in the statement of operations for the six  months ended March 31, 2011 and 2010 include:

	2011	2010

Management income - Efftec International, Inc.	$-	$5,867

	2011	2010

Interest income - Efftec International, Inc.	$-	$3,391

	2011	2010
Related party expenses:
CEO compensation - Hank Durschlag	$6,000	$6,000
Non-cash compensation - Aitan Zacharin	144,000	-
	$150,000	$6,000

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

7.           DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

March 31, 2011
Assets:
Available-for-sale securities	$13,180	$13,180	$-	$-

September 30, 2010
Assets:
Available-for-sale securities	$55,806	$55,806	$-	$-

At March 31, 2011 and September 30, 2010, the Company's available-for-sale equity securities were valued using Level 1 inputs as summarized above.  Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.

Level 2 inputs are based on quoted prices for similar assets other than quoted prices in Level 1, quoted prices in markets that are not yet active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets.  The Company does not have any investments that are measured on a recurring basis using Level 2 inputs.

Level 3 inputs have significant inputs which are not observable.  The Company does not have any investments that are measured on a recurring basis using Level 3 inputs.

Certain assets are not carried at fair value on a recurring basis, including investments accounted for under the equity and cost methods.  Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition and the resulting re-measurement is reflected in the consolidated financial statements.

8.           SUBSEQUENT EVENT

On April 15, 2011, the Company filed its Form 8-K reporting the completion of an acquisition on April 14, 2011, and entered into other consulting and employment agreements.

Exchange agreement - The Company issued 23,297,000 shares of its common stock to acquire 100% of the common stock of Fuse Science, Inc.  Maurice E. Durschlag, our former President, Chief Executive Officer, Secretary, Treasurer and director - 5,445,500 shares; Adam Adler, our new Chief Executive Officer - 6,332,000 shares; Brian Tuffin, our new President and Chief Operating Officer - 6,007,000 shares; and Lenny Adler - 5,512,500 shares.  The transaction will be accounted for using the acquisition method of accounting.

Consulting agreement - The Company entered into a consulting agreement with Mr. Durschlag under which he should receive $100,000 over the next year.  In addition, in accordance with the terms of his patent assignment and technology transfer agreement, Mr. Durschlag is entitled to royalties on Fuse Science sales as follows:

Sales Range	Commission Rate

$0 - $100,000	0.00%
$100,001 - $10,000,000	5.00%
$10,000,001 - $50,000,000	2.50%

Employment agreements - The Company entered into at-will basis employment agreements with Adam Adler and Brian Tuffin under the same terms and conditions:  $18,000 monthly salary, provided the Company has adequate funds to make such payment; monthly car allowance of $1,000; and a discretionary performance bonus.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had a working capital deficit of $225,732 as compared to a working capital deficit of $237,252 at September 30, 2010.  The primary reason for the decrease is the sale of non-current available-for-sale securities for $52,876 during the three months ended December 31, 2010 and conversion of $48,310 in convertible notes payable into common stock during the three months ended March 31, 2011.

We will need capital in the next twelve months which we expect to raise through private placements of our restricted common stock and loans from related parties in order to pursue our acquisition plan for Paris Skin Science.

RESULTS OF OPERATIONS

Comparison of three months ended March 31, 2011 and 2010 –

Revenues – We had management income in the three months ended March 31, 2010 of $4,400.  We received 20,000 shares of Efftec common stock valued at $8,800, based on the trading price of the Efftec common stock on the date received, for management services provided to Efftec.  The agreement was for a period of six months, and the remaining balance of $1,467 was reported during the three months ended June 30, 2010.  We had no revenue during the 2011 period.

Non-cash compensation amounted to $144,000 for the 6,400,000 shares granted to Aitan Zacharin as an employment bonus, based on the value of the stock at the date of the grant.

Other general and administrative expense increased from $4,903 in the three months ended March 31, 2010 to $27,139 in the three months ended March 31, 2011.  This increase is primarily a result of due diligence on the Company's proposed acquisition of Paris Skin Science.

Other income (expense) for the three months ended March 31, 2011 and 2010 was as follows:

	2011	2010

Interest income - related party	$-	$1,592
Interest expense - related party	(3,510)	(2,832)
Miscellaneous	35	-
	$(3,475)	$(1,240)

Other comprehensive income amounted to income of $1,060 in the 2011 period and income of $3,741 in the 2010 period, from temporary changes in the value of the Company's investment in Efftec and NAEY.

Comparison of six months ended March 31, 2011 and 2010 –

Revenues – We had management income in the six months ended March 31, 2010 of $5,867.  We received 20,000 shares of Efftec common stock valued at $8,800, based on the trading price of the Efftec common stock on the date received, for management services provided to Efftec.  The agreement was for a period of six months, and the remaining balance of $1,467 was reported during the three months ended June 30, 2010.  We had no revenue during the 2011 period.

Non-cash compensation amounted to $144,000 for the 6,400,000 shares granted to Aitan Zacharin as an employment bonus, based on the value of the stock at the date of the grant.

Other general and administrative expense increased from $14,398 in the six months ended March 31, 2010 to $44,300 in the three six ended March 31, 2011.  This increase is primarily a result of due diligence on the Company's proposed acquisition of Paris Skin Science.

Other income (expense) for the six months ended March 31, 2011 and 2010 was as follows:

	2011	2010

Interest income - related party	$-	$3,391
Interest expense - related party	(7,433)	(4,344)
Realized gain - related party	2,348	-
Miscellaneous	35	-
Other than temporary decline in available-for-sale securities	-	(13,280)
	$(5,050)	$(14,233)

Other comprehensive income (loss) amounted to income of $7,903 in the 2011 period and a loss of $144,697 in the 2010 period, from temporary changes in the value of the Company's investment in Efftec and NAEY.

Our Plan of Operation for the Next Twelve Months

Management’s Analysis of Business

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a loss of $199,352 for the six months ended March 31, 2011, and had a unrealized gain of $7,903 on available-for-sale securities for a total comprehensive loss of $191,449.  Expenses have been reduced to the minimum until additional capital can be obtained.

The Company expects to raise necessary capital from the private placement of its restricted common stock and loans from stockholders.  The Company has demonstrated an ability to raise funds as needed to fund operations and investments.  However, there can be no assurance that the planned sale of common stock and loans from stockholders will provide sufficient funding to develop the Company’s current business plan.  The Company is currently seeking additional investment capital to complete its proposed acquisition of Paris Skin Sciences from its CEO.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements - None

Contractual Obligations - None

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:           CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 240.13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934) as of March 31, 2011.  Based on that review and evaluation, which included inquiries made to certain other employees of the Company, the CEO and CFO concluded that the Company’s current disclosure controls and procedures, as designed and implemented, are effective in ensuring that information relating to the Company required to be disclosed in the reports the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including insuring that such information is accumulated and communicated to the Company’s management, including the CEO, as appropriate to allow timely decisions regarding required disclosure.  The Company does have a lack of segregation of duties due to the its small size.  However, the Company utilizes the servicers of a third party consultant to assist the Company in preparing it financial statements and its SEC filings, which the Company feels mitigates the lack of segregation of duties which are solely a result if its small size.

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

During the three months ended March 31, 2011, the Company issued 6,400,000 common shares valued at $144,000 as initial employment compensation for its new marketing officer and director and issued 2,053,673 common shares for convertible notes payable with a principal balance of $45,650 and accrued interest of $5,693.

The shares were sold pursuant to an exemption from registration under Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:           OTHER INFORMATION

We do not currently employ a Chief Financial Officer.  Mr. Adam Adler, Chief Executive Officer, since April 14, 2011, also serves as Chief Financial Officer.

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

DOUBLE EAGLE HOLDINGS, LTD.

May 13, 2011	By: /s/Adam Adler
Adam Adler, President,
Chief Executive Officer and
Chief Financial Officer