Form 10-Q
period 2011-06-30
Double Eagle Holdings, Ltd.
filed 2011-08-15
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: June 30, 2011

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

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of  July 31, 2011 was 90,112,039.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANIES)

INDEX

		Page
		No.

Part I	Financial Information

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

	Balance Sheets as of June 30, 2011 and September 30, 2010	3
	Statements of Operations – For the Three Months Ended June 30, 2011 and 2010	4
	Statements of Operations – For the Nine Months Ended June 30, 2011 and 2010	5
	Statements of Changes in Stockholders' Deficit - From Inception (January 20, 2009) Through June 30, 2011	6
	Statements of Cash Flows – For the Nine Months Ended June 30, 2011 and 2010 and from inception (January 20, 2009) through June 30, 2011	8
	Notes to Financial Statements	10
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	23
Item 4:	Controls and Procedures	23

Part II	Other Information	24

Item 5:	Other Information
Item 6:	Exhibits

PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Condensed Consolidated Balance Sheets
June 30, 2011 and September 30, 2010

	June 30,	September 30,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$285,314	$8,619
Prepaid expenses	9,500	5,000
Total current assets	294,814	13,619
Other assets:
Available-for-sale investments	11,050	55,806
Intellectual property, net	127,667	-
Total other assets	138,717	55,806

Total assets	$433,531	$69,425
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	101,412	80,579
Accounts payable - related parties	56,338	30,267
Convertible notes payable, net	336,944	130,803
Accrued expenses	2,398	9,222
Total current liabilities	497,092	250,871

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 12,500 shares; no shares issued and outstanting; $100 per share liquidation preference	-	-
Common stock, $.001 par value; authorized 100,000,000 shares; 90,112,039 and 50,925,820 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively	90,112	50,926
Additional paid-in capital	10,843,765	9,946,022
Non-controlling interest	(126,344)	(126,344)
Deferred consulting fees	(175,500)	-
Accumulated other comprehensive income (loss)	5,320	(453)
Accumulated deficit:
During the development stage	(824,060)	(174,743)
Other	(9,876,854)	(9,876,854)
Total accumulated deficit	(10,700,914)	(10,051,597)
Total stockholders' deficit	(63,561)	(181,446)
Total liabilities and stockholders' deficit	$433,531	$69,425

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Revenue
Management income - related party	$-	$2,933
Total income	-	2,933
Expenses:
Related party services	162,405	3,000
General and administrative expense	93,352	5,861
Total expenses	255,757	8,861
Loss from operations	(255,757)	(5,928)
Other income (expense):
Interest income - related party	-	1,309
Interest expense	(194,209)	(5,409)
Other	-	-
Other income (expense)	(194,209)	(4,100)
Net loss before non-controlling interest	(449,966)	(10,028)
Non-controlling interest	-	-
Net loss	(449,966)	(10,028)
Other comprehensive income
Unrealized gain (loss) on available-for-sale securities (none attributed to the non-controlling interest)	(2,130)	22,552
Net comprehensive loss	$(452,096)	$12,524

Loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	78,807,865	50,925,820

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Nine Months Ended June 30, 2011 and 2010 and from Inception
(January 20, 2009) through June 30, 2011
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011	2010	June 30, 2011
Revenue
Management income - related party	$-	$8,800	$11,367
Total income	-	8,800	11,367
Expenses:
Related party services	170,605	9,000	238,444
Non-cash compensation	144,000	-	144,000
General and administrative expense	135,452	20,259	188,801
Total expenses	450,057	29,259	571,245
Loss from operations	(450,057)	(20,459)	(559,878)
Other income (expense):
Interest income - related party	-	4,700	9,596
Interest expense	(201,642)	(9,753)	(210,864)
Realized gain (loss) - related party	2,347	-	(15,553)
Miscellaneous	35	-	35
Other than temporary decline in available-for-sale securities	-	(13,280)	(50,900)
Other income (expense)	(199,260)	(18,333)	(267,686)
Net loss before non-controlling interest	(649,317)	(38,792)	(827,564)
Non-controlling interest	-	-	3,504
Net loss	(649,317)	(38,792)	(824,060)
Other comprehensive income (loss)
Unrealized gain (loss) on available-for-sale securities (none attributed to the non-controlling interest)	5,773	(122,145)	(1,150)
Net comprehensive loss	$(643,544)	$(160,937)	$(825,210)

Loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	60,484,150	50,925,820

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Statements of Changes in Stockholders' Deficit
From Inception (January 20, 2009) Through June 30, 2011

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par	Shares	Par	Capital

Balance, January 20, 2009	-	$-	50,925,820	$50,926	$9,946,022
Unrealized loss from available-for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, September 30, 2009	-	-	50,925,820	50,926	9,946,022
Noncontrolling interest	-	-	-	-	-
Unrealized loss from available-for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, September 30, 2010	-	-	50,925,820	50,926	9,946,022
Unrealized gain from available-for-sale securities	-	-	-	-	-
Common stock issued for:
Services	-	-	8,350,000	8,350	311,150
Convertible notes payable	-	-	5,539,219	5,539	134,517
License	-	-	2,000,000	2,000	76,000
Acquisition of Fuse Science, Inc	-	-	23,297,000	23,297	(23,297)
Convertible notes payable:
Detachable warrants	-	-	-	-	209,218
Beneficial conversion feature	-	-	-	-	190,155
Net loss	-	-	-	-	-
Balance, June 30, 2011	-	$-	90,112,039	$90,112	$10,843,765
					(continued)

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Statements of Changes in Stockholders' Deficit, Continued
From Inception (January 20, 2009) Through June 30, 2011

			Accumulated
	Non	Deferred	Other	Accumulated Deficit
	Controlling	Consulting	Comprehensive	Development
	Interest	Fees	Income	Stage	Other	Total

Balance, January 20, 2009	$-	$-	$279,470	$-	$(9,999,694)	$276,724
Unrealized loss from available-for-sale securities	-	-	(248,385)	-	-	(248,385)
Net loss	-	-	-	(97,895)	-	(97,895)
Balance, September 30, 2009	-	-	31,085	(97,895)	(9,999,694)	(69,556)
Noncontrolling interest	(126,340)		-	3,500	122,840	-
Unrealized loss from available-for-sale securities	-		(31,538)	-	-	(31,538)
Net loss	(4)		-	(80,348)	-	(80,352)
Balance, September 30, 2010	(126,344)	-	(453)	(174,743)	(9,876,854)	(181,446)
Unrealized gain from available-for-sale securities	-	-	5,773	-	-	5,773
Common stock issued for:
Services	-	(175,500)	-	-	-	144,000
Convertible notes payable	-	-	-	-	-	140,056
License	-	-	-	-	-	78,000
Acquisition of Fuse Science, Inc.	-	-	-	-	-	-
Convertible notes payable:
Detachable warrants	-	-	-	-	-	209,218
Beneficial conversion feature	-	-	-	-	-	190,155
Net loss	-		-	(649,317)	-	(649,317)
Balance, June 30, 2011	$(126,344)	$(175,500)	$5,320	$(824,060)	$(9,876,854)	$(63,561)

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2011 and 2010 and from Inception
(January 20, 2009) through June 30, 2011
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011	2010	June 30, 2011

Operating activities:
Net loss	$(649,317)	$(38,792)	$(827,560)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Amortization	433	-	433
Other than temporary decline in available-for-sale securities	-	13,280	50,900
Convertible notes payable:
Amortization of detachable warrants	1,162	-	1,162
Beneficial conversion feature	190,155	-	190,155
Gain (loss) on sale/impairment of investment in related party	-	-	17,900
Common stock issued for services	144,000	-	144,000
Gain on sale of investment	(2,347)		(2,347)
Non-controlling interest	-	-	(4)
Accrued interest income	-	-	(4,909)
Amortization of deferred revenue	-	(8,800)	(8,800)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	-	(4,701)	(4,686)
Prepaid expenses	(4,500)	-	(9,500)
Accounts payable and accrued expenses	35,582	(1,470)	64,670
Accounts payable and accrued expenses - related parties	21,411	9,753	66,009
Advances from related parties for working capital	-	-	6,660
Net cash used in operating activities	(263,421)	(30,730)	(315,917)
Investing activities:
Proceeds from investments	52,876	6,500	75,876
Intellectual property	(50,100)	-	(50,100)
Net cash provided by investing activities	2,776	6,500	25,776
Financing activities:
Loan proceeds	540,000	-	540,000
Loan repayment	(2,660)	-	(2,660)
Loans from related parties	-	23,950	31,650
Net cash provided by investing activities	537,340	23,950	568,990
Net increase (decrease) in cash and cash equivalents	276,695	(280)	278,849
Cash and cash equivalents, beginning of period	8,619	582	6,465
Cash and cash equivalents, end of period	$285,314	$302	$285,314

			Continued

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows, Continued
Nine Months Ended June 30, 2011 and 2010 and from Inception
(January 20, 2009) through June 30, 2011
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011	2010	June 30, 2011

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$236	$-	$236
Income taxes	-	-	-

Non-cash investing and financing activities:
Note payable issued to acquire investment	$-	$-	$100,000
Accrued interest receivable included in amended notes	-	5,326	8,915
Convertible notes payable issued for advances from affiliates	-	63,310	63,310
Convertible notes payable issued for accounts payable to affiliates	-	67,493	67,493
Comon stock issued for convertible notes payable and accrued interest	140,055	-	140,055
Common stock issued for license	78,000	-	78,000
Common stock issued to acquire Fuse Science, Inc.	23,297	-	23,297

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
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

CONSOLIDATION POLICY AND HISTORY OF BUSINESS
The consolidated financial statements include the accounts of Double Eagle Holdings, Ltd. ("DEGH"), Fuse Science, Inc. ("FUSE") and Ultimate Social Network, Inc. ("USN") its 60% subsidiary (collectively the "Company").  All significant intercompany balances and transactions have been eliminated in consolidation.  DEGH was originally incorporated in 1985 in Nevada.  Its securities now trade on the OTCQB under the symbol DEGH.PK.

WITHDRAWAL OF ELECTION TO BE TREATED AS A BDC
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

GOING CONCERN
The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a net loss from operations of $649,317 and recognized an unrealized gain on investments of $5,773 resulting in a comprehensive loss of $643,544 during the nine months ended June 30, 2011.  At June 30, 2011, current assets are $294,814 and current liabilities are $497,092.  The Company has completed the acquisition of Fuse Science, Inc. and related licenses, primarily with its common stock.

The Company expects to raise necessary capital from the private placement of its restricted common stock and convertible notes payable.  The Company has demonstrated an ability to raise funds as needed to fund operations and investments.  During the quarter ended June 30, 2011, the Company issued convertible promissory notes in the total amount of $540,000.  However, there can be no assurance that the planned sale of common stock and convertible loan proceeds will provide sufficient funding to develop the Company’s current business plan.

These conditions raise serious doubt about the Company’s ability to continue as a going concern.

STOCK-BASED COMPENSATION
The compensation cost relating to share-based payment transactions (including the cost of all employee stock options) is required to be recognized in the financial statements.  That cost is measured based on the estimated fair value of the equity or liability instruments issued. A wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans are included.  The Company’s financial statements would include an expense for all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled or repurchased after that date based on the grant-date estimated fair value.

INTANGIBLE ASSETS
Other intangible assets primarily consist of intellectual property.   We apply an impairment evaluation whenever events or changes in business circumstances indicate that the carrying value of our intangible assets may not be recoverable.  Other intangible assets are amortized on a straight-line basis over their estimated economic lives.  We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company.

IMPAIRMENT OF LONG-LIVED ASSETS
The Company evaluates its long-lived assets and intangible assets for impairment whenever events change or if circumstances indicate that the carrying amount of any assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

RECLASSIFICATION
Certain reclassifications have been made in the condensed consolidated financial statements at September 30, 2010 and for the three and nine months ended June 30, 2010 to conform to the June 30, 2011 presentation.  The reclassifications had no effect on net loss.

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

NEW ACCOUNTING PRONOUNCEMENTS
Below is a listing of the most recent accounting standards and their effect on the Company, as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU").  We have evaluated all recent accounting pronouncements through July 31, 2011 and find none that would have a material impact on the financial statements of the Company, except for those detailed below.

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

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Gains (Losses)	Value
June 30, 2011
Efftec International, Inc.	$4,200	$-	$(800)	$3,400
North American Energy	1,530	-	6,120	7,650
	$5,730	$-	$5,320	$11,050

September 30, 2010
Efftec International, Inc.	$54,729	$-	$(453)	$54,276
North American Energy	1,530	-	-	1,530
	$56,259	$-	$(453)	$55,806

Efftec International, Inc. ("EFFI") has developed an Internet-based chiller tool which it is installing and selling to its customer base.  At June 30, 2011, the Company valued its investment in EFFI at $3,400 based on its posted bid price on that date.  During the year ended September 30, 2010, the Company received 20,000 shares of Efftec common stock for a management contract valued at $8,800 (based on the trading price of Efftec on the date of the contract), collected $6,500 in cash as partial payment on its convertible note and received 624,761 shares of Efftec common stock in exchange for the balance of the convertible note and accrued interest receivable (convertible at $0.09 per share).  The Company sold 110,000 shares of Efftec for $16,500 during the year ended September 30, 2010 and realized a profit of $6,600.  During the three months ended December 31, 2010, the Company sold 528,761 shares of its investment in EFFI for $52,876 and realized a gain of $2,347.  The Company owns 20,000 shares on June 30, 2011.

North American Energy Resources, Inc. ("NAEY") is an oil and gas development and production company with operations currently in Oklahoma.  The Company valued its investment in NAEY shares at its posted trading price at June 30, 2011.  The Company owns 153,000 shares on June 30, 2011.

Fair value for both available-for-sale securities is based on level one inputs, the posted bid/last trading price on June 30, 2011.

3.           INTELLECTUAL PROPERTY

The Company has completed its acquisition of Fuse Science, Inc., which is a development stage company with no prior operations.  FUSE has a patent pending system including manufactured thin film incorporating natural and synthetic active ingredients that when applied in conjunction with heat and moisture increase the overall health and beauty of your skin.

4.           CONVERTIBLE PROMISSORY NOTES

At June 30, 2011 and September 30, 2010, the Company had the following convertible promissory notes.

	June 30,	September 30,
	2011	2010
Convertible notes payable with interest at 12%	$20,000	$130,803
Carrying value of 8% One Year Senior Secured Convertible Promissory Note due June 20, 2012, net	316,944	-
	$336,944	$130,803

Convertible notes payable includes one note in the amount of $5,000 which is convertible at $0.025 per share and one note in the amount of $15,000 which is convertible at $0.03 per share.

The 8% One Year Senior Secured Convertible Notes are all convertible at $0.03 per share.  Additionally, the note holders each received a Warrant which is exercisable at $0.12 per share.  The Warrant is for the same number of shares as the Note can be converted into.  The Notes can be converted into 17,500,000 shares at $0.03 and the warrant could be exercised for a total of 17,5500,000 shares at $0.12 per share.

Using Black-Scholes, the Company calculated a value of $209,218 for the detachable warrants and $190,155 for the beneficial conversion feature of the convertible promissory notes.  Since the notes are immediately convertible, the beneficial conversion feature was expensed as interest expense.  The value assigned to the warrant is classified as a debt discount and is being amortized to interest expense over the five year life of the warrant.  The carrying value of the convertible promissory notes is summarized as follows.

Face value of notes		$525,000
Debt discount:
Value of warrants	$209,218
Amortization	(1,162)	(208,056)
Carrying value of convertible notes		$316,944

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

Related party amounts included in the balance sheet may be summarized as follows:

Accounts payable - related parties:

	2011	2010

Hank Durschlag	$16,178	$30,267
Brian Tuffin	9,260	-
Aitan Zacharin	21,640	-
Adam Adler	9,260	-
	$56,338	$30,267

Brian Tuffin is a stockholder , the Company's new President, Chief Operating Officer and a director.  Aitan Zacharin is a stockholder, the Company's new director of Marketing and a director.  Adam Adler is a stockholder, the Company's new CEO and a director.

Transactions with related parties in the statement of operations for the three  months ended June 30, 2011 and 2010 include:

	2011	2010

Management income - Efftec International, Inc.	$-	$4,440

	2011	2010

Interest income - Efftec International, Inc.	$-	$1,592

	2011	2010
Related party expenses:
Prior CEO compensation	$-	$3,000
New officer compensation	162,405	-
	$162,405	$3,000

Transactions with related parties in the statement of operations for the nine  months ended June 30, 2011 and 2010 include:

	2011	2010

Management income - Efftec International, Inc.	$-	$8,800

	2011	2010

Interest income - Efftec International, Inc.	$-	$4,700

	2011	2010
Related party expenses:
Hank Durschlag - former CEO	$6,000	$9,000
Non-cash compensation - Aitan Zacharin	144,000	-
Compensation of new officers and directors	164,605	-
	$314,605	$9,000

6.           STOCKHOLDERS EQUITY

Common stock

At June 30, 2011 and September 30, 2010, the Company had 100,000,000 shares authorized and 90,112,039 and 50,925,820 shares issued and outstanding, respectively, of its $0.001 par value common stock.

Transactions during the nine-month period ended June 30, 2011

During the nine-month period ended June 30, 2011, the Company issued 8,350,000 shares of its common stock in exchange for services.  Of this amount, 1,950,000 shares valued at $175,500 at June 30, 2011 were for services to be performed in the next year and the related cost was deferred in stockholders' equity.  The conversion option was exercised for convertible notes payable with total principal and interest of $140,056 and 5,539,219 shares were issued.  A license agreement for the formulation of the Company's new products was acquired for 2,000,000 shares valued at $78,000.  Fuse Science, Inc. was acquired for 23,297,000 shares of the Company's common stock, using the acquisition method of accounting.

Transactions during the year ended September 30, 2010

None.

Warrants

The Company issued five-year warrants to acquire 17,500,000 shares of its common stock at $0.12 per share as a part of the issuance of $525,000 of its 8% One Year Senior Secured Convertible Promissory Notes.  The warrants expire on June 19, 2016.

7.           COMMITMENTS AND CONTINGENCIES

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

Employment agreements - The Company entered into at-will basis employment agreements with Adam Adler, Aitan Zacharin and Brian Tuffin under the same terms and conditions:  $18,000 monthly salary, provided the Company has adequate funds to make such payment; monthly car allowance of $1,000; and a discretionary performance bonus.

8.           DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

June 30, 2011
Assets:
Available-for-sale securities	$11,050	$11,050	$-	$-

September 30, 2010
Assets:
Available-for-sale securities	$55,806	$55,806	$-	$-

At June 30, 2011 and September 30, 2010, the Company's available-for-sale equity securities were valued using Level 1 inputs as summarized above.  Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had a working capital deficit of $202,278 as compared to a working capital deficit of $237,252 at September 30, 2010.

We will need capital in the next twelve months which we expect to raise through private placements of our restricted common stock and convertible loan proceeds in order to pursue our development plan for FUSE.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2011 and 2010 –

Revenues – We had management income in the three months ended June 30, 2010 of $2,933.  We received 20,000 shares of Efftec common stock valued at $8,800, based on the trading price of the Efftec common stock on the date received, for management services provided to Efftec.  The agreement was for a period of six months, and the remaining balance of $2,933 was reported during the three months ended June 30, 2010.  We had no revenue during the 2011 period.

Related party services increased from $3,000 in 2010 to $162,405 in 2011, primarily due to the employment contracts discussed in Note 7 to the condensed consolidated financial statements.

Other general and administrative expense increased from $5,861 in the three months ended June 30, 2010 to $93,352 in the three months ended June 30, 2011.  This increase is primarily a result of the increased level of professional services,(legal, accounting and consulting) involved with the fund raising and start-up of the business.

Other income (expense) for the three months ended June 30, 2011 and 2010 was as follows:

	2011	2010

Interest income - related party	$-	$1,309
Interest expense	(194,209)	(5,409)
	$(194,209)	$(4,100)

The increase in interest expense is primarily the $190,155 charge to expense for the beneficial conversion feature of the 8% Senior Secured Convertible Notes Payable.

Other comprehensive income amounted to a loss of $2,130 in the 2011 period and income of $22,552 in the 2010 period, from temporary changes in the value of the Company's investment in Efftec and NAEY.

Comparison of nine months ended June 30, 2011 and 2010 –

Revenues – We had management income in the nine months ended June 30, 2010 of $8,800.  We received 20,000 shares of Efftec common stock valued at $8,800, based on the trading price of the Efftec common stock on the date received, for management services provided to Efftec.  The agreement was for a period of six months.  We had no revenue during the 2011 period.

Related party services increased from $9,000 in 2010 to $170,605 in 2011, primarily due to the employment contracts discussed in Note 7 to the condensed consolidated financial statements.

Other general and administrative expense increased from $20,259 in the nine months ended June 30, 2010 to $137,652 in the nine months ended June 30, 2011.  This increase is primarily a result of the increased level of professional services,(legal, accounting and consulting) involved with the fund raising and start-up of the business and the due diligence on the Company's acquisition of FUSE.

Non-cash compensation amounted to $144,000 for the 6,400,000 shares of common stock granted to Aitan Zacharin as an employment bonus, based on the value of the stock at the date of the grant.

Other income (expense) for the nine months ended June 30, 2011 and 2010 was as follows:

	2011	2010

Interest income - related party	$-	$4,700
Interest expense	(201,642)	(9,753)
Realized gain - related party	2,347	-
Other than temporary decline in available-for-sale securities	-	(13,280)
Miscellaneous	35	-
	$(199,260)	$(18,333)

The increase in interest expense is primarily the $190,155 charge to expense for the beneficial conversion feature of the 8% Senior Secured Convertible Notes Payable.

Other comprehensive income amounted to income of $5,773 in the 2011 period and a loss of $122,145 in the 2010 period, from temporary changes in the value of the Company's investment in Efftec and NAEY.

Our Plan of Operation for the Next Twelve Months

Management’s Analysis of Business

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a loss of $649,317 for the nine months ended June 30, 2011, and had a unrealized gain of $5,773 on available-for-sale securities for a total comprehensive loss of $643,544.  Expenses have been reduced to the minimum until additional capital can be obtained.

The Company expects to raise any necessary additional capital from the private placement of its restricted common stock and convertible loan proceeds.  The Company has demonstrated an ability to raise funds as needed to fund operations and investments.  During the quarter ended June 30, 2011, the Company issued convertible promissory notes in the total amount of $540,000.  However, there can be no assurance that the planned sale of common stock and loans from stockholders will provide sufficient funding to develop the Company’s current business plan.  The Company is currently seeking additional investment capital to complete its business plan.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Off Balance Sheet Arrangements - None

Contractual Obligations - None

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:             CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company's financial reporting.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of June 30, 2011.  Our management has determined that, as of June 30, 2011, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1:             LEGAL PROCEEDINGS

None.

ITEM 1A:          RISK FACTORS

Not applicable.

ITEM 2:             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, the Company issued 3,485,546 common shares for convertible notes payable with a principal balance and accrued interest of $88,713; issued 2,000,000 common shares in exchange for a license valued at $78,000; issued 23,297,000 shares in exchange for the common stock of Fuse Science, Inc and issued 1,950,000 common shares in exchange for a consulting agreement valued at $175,500 for services to be performed over the next twelve months.

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

DOUBLE EAGLE HOLDINGS, LTD.

August 12, 2011	By:	/s/Adam Adler
Adam Adler,
Chief Executive Officer and
Chief Financial Officer