Form 10-Q/A
period 2011-06-30
Double Eagle Holdings, Ltd.
filed 2011-08-18
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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
 (Address of principal executive office)

(305) 503-3873
 (Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of  July 31, 2011 was 90,112,039.

EXPLANATORY NOTE

On August 15, 2011, our EDGAR filing agent inadvertently filed a preliminary draft of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.  This amendment files the correct version of that Report.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANIES)

PART 1:  FINANCIAL INFORMATION
ITEM 1:  FINANCIAL STATEMENTS

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Condensed Consolidated Balance Sheets
June 30, 2011 and September 30, 2010

	June 30,	September 30,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$285,314	$8,619
Prepaid expenses	9,500	5,000
Total current assets	294,814	13,619
Other assets:
Available-for-sale investments	11,050	55,806
Intellectual property, net	127,667	-
Total other assets	138,717	55,806

Total assets	$433,531	$69,425
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	111,412	80,579
Accounts payable - related parties	56,338	30,267
Convertible notes payable, net	336,944	130,803
Accrued expenses	2,398	9,222
Total current liabilities	507,092	250,871

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 12,500 shares; no shares issued and outstanting; $100 per share liquidation preference	-	-
Common stock, $.001 par value; authorized 100,000,000 shares; 90,112,039 and 50,925,820 shares issued and outstanding at June 30, 2011 and September 30, 2010, respectively	90,112	50,926
Additional paid-in capital	10,851,884	9,946,022
Non-controlling interest	(126,344)	(126,344)
Deferred consulting fees	(175,500)	-
Accumulated other comprehensive income (loss)	5,320	(453)
Accumulated deficit:
During the development stage	(842,179)	(174,743)
Other	(9,876,854)	(9,876,854)
Total accumulated deficit	(10,719,033)	(10,051,597)
Total stockholders' deficit	(73,561)	(181,446)
Total liabilities and stockholders' deficit	$433,531	$69,425

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010

Revenue
Management income - related party	$-	$2,933
Total income	-	2,933
Expenses:
Related party services	162,405	3,000
General and administrative expense	111,471	5,861
Total expenses	273,876	8,861
Loss from operations	(273,876)	(5,928)
Other income (expense):
Interest income - related party	-	1,309
Interest expense	(194,209)	(5,409)
Other	-	-
Other income (expense)	(194,209)	(4,100)
Net loss before non-controlling interest	(468,085)	(10,028)
Non-controlling interest	-	-
Net loss	(468,085)	(10,028)
Other comprehensive income
Unrealized gain (loss) on available-for-sale securities (none attributed to the non-controlling interest)	(2,130)	22,552
Net comprehensive loss	$(470,215)	$12,524

Loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	78,807,865	50,925,820

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Condensed Consolidated Statements of Operations
Nine Months Ended June 30, 2011 and 2010 and from Inception
(January 20, 2009) through June 30, 2011
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011	2010	June 30, 2011

Revenue
Management income - related party	$-	$8,800	$11,367
Total income	-	8,800	11,367
Expenses:
Related party services	170,605	9,000	240,644
Non-cash compensation	144,000	-	144,000
General and administrative expense	153,571	20,259	204,720
Total expenses	468,176	29,259	589,364
Loss from operations	(468,176)	(20,459)	(577,997)
Other income (expense):
Interest income - related party	-	4,700	9,596
Interest expense	(201,642)	(9,753)	(210,864)
Realized gain (loss) - related party	2,347	-	(15,553)
Miscellaneous	35	-	35
Other than temporary decline in available-for-sale securities	-	(13,280)	(50,900)
Other income (expense)	(199,260)	(18,333)	(267,686)
Net loss before non-controlling interest	(667,436)	(38,792)	(845,683)
Non-controlling interest	-	-	3,504
Net loss	(667,436)	(38,792)	(842,179)
Other comprehensive income (loss)

Unrealized gain (loss) on available-for-sale securities (none attributed to the non-controlling interest)	5,773	(122,145)	(1,150)
Net comprehensive loss	$(661,663)	$(160,937)	$(843,329)

Loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	60,484,150	50,925,820

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Statements of Changes in Stockholders' Deficit
From Inception (January 20, 2009) Through June 30, 2011
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par	Shares	Par	Capital

Balance, January 20, 2009	-	$-	50,925,820	$50,926	$9,946,022
Unrealized loss from available-for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, September 30, 2009	-	-	50,925,820	50,926	9,946,022
Noncontrolling interest	-	-	-	-	-
Unrealized loss from available-for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, September 30, 2010	-	-	50,925,820	50,926	9,946,022
Unrealized gain from available-for-sale securities	-	-	-	-	-
Common stock issued for:
Services	-	-	8,350,000	8,350	311,150
Convertible notes payable	-	-	5,539,219	5,539	134,517
License	-	-	2,000,000	2,000	76,000
Acquisition of Fuse Science, Inc	-	-	23,297,000	23,297	(23,297)
Intrinsic value of common stock options	-	-	-	-	8,119
Convertible notes payable:
Detachable warrants	-	-	-	-	209,218
Beneficial conversion feature	-	-	-	-	190,155
Net loss	-	-	-	-	-
Balance, June 30, 2011	-	$-	90,112,039	$90,112	$10,851,884
					(continued)

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Statements of Changes in Stockholders' Deficit, Continued
From Inception (January 20, 2009) Through June 30, 2011
(Unaudited)

			Accumulated
	Non	Deferred	Other	Accumulated Deficit
	Controlling	Consulting	Comprehensive	Development
	Interest	Fees	Income	Stage	Other	Total

Balance, January 20, 2009	$-	$-	$279,470	$-	$(9,999,694)	$276,724
Unrealized loss from available-for-sale securities	-	-	(248,385)	-	-	(248,385)
Net loss	-	-	-	(97,895)	-	(97,895)
Balance, September 30, 2009	-	-	31,085	(97,895)	(9,999,694)	(69,556)
Noncontrolling interest	(126,340)		-	3,500	122,840	-
Unrealized loss from available-for-sale securities	-		(31,538)	-	-	(31,538)
Net loss	(4)		-	(80,348)	-	(80,352)
Balance, September 30, 2010	(126,344)	-	(453)	(174,743)	(9,876,854)	(181,446)
Unrealized gain from available-for-sale securities	-	-	5,773	-	-	5,773
Common stock issued for:
Services	-	(175,500)	-	-	-	144,000
Convertible notes payable	-	-	-	-	-	140,056
License	-	-	-	-	-	78,000
Acquisition of Fuse Science, Inc.	-	-	-	-	-	-
Intrinsic value of common stock options	-	-	-	-	-	8,119
Convertible notes payable:
Detachable warrants	-	-	-	-	-	209,218
Beneficial conversion feature	-	-	-	-	-	190,155
Net loss	-		-	(667,436)	-	(667,436)
Balance, June 30, 2011	$(126,344)	$(175,500)	$5,320	$(842,179)	$(9,876,854)	$(73,561)

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2011 and 2010 and from Inception
(January 20, 2009) through June 30, 2011
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011	2010	June 30, 2011

Operating activities:
Net loss	$(667,436)	$(38,792)	$(842,179)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Amortization	433	-	433
Other than temporary decline in available-for-sale securities	-	13,280	50,900
Intrinsic value of common stock options	8,119	-	8,119
Convertible notes payable:
Amortization of detachable warrants	1,162	-	1,162
Beneficial conversion feature	190,155	-	190,155
Gain (loss) on sale/impairment of investment in related party	-	-	17,900
Common stock issued for services	144,000	-	144,000
Gain on sale of investment	(2,347)		(2,347)
Non-controlling interest	-	-	(3,504)
Accrued interest income	-	-	(4,909)
Amortization of deferred revenue	-	(8,800)	(8,800)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	-	(4,701)	(4,686)
Prepaid expenses	(4,500)	-	(9,500)
Accounts payable and accrued expenses	45,582	(1,470)	74,670
Accounts payable and accrued expenses - related parties	21,411	9,753	66,009
Advances from related parties for working capital	-	-	6,660
Net cash used in operating activities	(263,421)	(30,730)	(315,917)
Investing activities:
Proceeds from investments	52,876	6,500	75,876
Intellectual property	(50,100)	-	(50,100)
Net cash provided by investing activities	2,776	6,500	25,776
Financing activities:
Loan proceeds	540,000	-	540,000
Loan repayment	(2,660)	-	(2,660)
Loans from related parties	-	23,950	31,650
Net cash provided by investing activities	537,340	23,950	568,990
Net increase (decrease) in cash and cash equivalents	276,695	(280)	278,849
Cash and cash equivalents, beginning of period	8,619	582	6,465
Cash and cash equivalents, end of period	$285,314	$302	$285,314

			Continued

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(Development Stage Companies)
Condensed Consolidated Statements of Cash Flows, Continued
Nine Months Ended June 30, 2011 and 2010 and from Inception
(January 20, 2009) through June 30, 2011
(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011	2010	June 30, 2011

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$236	$-	$236
Income taxes	-	-	-

Non-cash investing and financing activities:
Note payable issued to acquire investment	$-	$-	$100,000
Accrued interest receivable included in amended notes	-	5,326	8,915
Convertible notes payable issued for advances from affiliates	-	63,310	63,310
Convertible notes payable issued for accounts payable to affiliates	-	67,493	67,493
Comon stock issued for convertible notes payable and accrued interest	140,055	-	140,055
Common stock issued for license	78,000	-	78,000
Common stock issued to acquire Fuse Science, Inc.	23,297	-	23,297
Intrinsic value of common stock options	107,147	-	107,147

See accompanying notes to condensed consolidated financial statements.

DOUBLE EAGLE HOLDINGS, LTD. AND SUBSIDIARIES
(DEVELOPMENT STAGE COMPANIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1:	ORGANIZATION

GENERAL

The financial statements included in this report have been prepared by Double Eagle Holdings, Ltd. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete fiscal year.

CONSOLIDATION POLICY AND HISTORY OF BUSINESS

The consolidated financial statements of the Company include the accounts of the Company, Fuse Science, Inc. ("FUSE") its wholly-owned subsidiary and Ultimate Social Network, Inc. ("USN") its 60%-owned subsidiary.  All significant intercompany balances and transactions have been eliminated in consolidation.  The Company was originally incorporated in 1985 in Nevada.  Its securities now trade on the OTCQB under the symbol DEGH.PK.

WITHDRAWAL OF ELECTION TO BE TREATED AS A BDC

On April 5, 2007,  the Company elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").  Following approval by majority of its issued and outstanding common stock, the Company withdrew its election to be treated as a BDC under the 1940 Act on January 20, 2009, when the Company filed Form N-54c with the SEC.

DEVELOPMENT STAGE

At the time of filing Form N-54c with the SEC on January 20, 2009, the Company had limited resources and did not have sufficient capital to complete its business plans.  Accordingly, the operations of the Company, are presented as those of a development stage enterprise, from January 20, 2009, which is treated as its inception for financial reporting purposes.

GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a net loss from operations of $667,436 and recognized an unrealized gain on investments of $5,773 resulting in a comprehensive loss of $661,663 during the nine months ended June 30, 2011.  At June 30, 2011, current assets are $294,814 and current liabilities are $507,092.  The Company has completed the acquisition of FUSE and related licenses, primarily with its common stock.

The Company expects to raise necessary capital from private placements of its restricted securities, including common stock and convertible notes.  The Company has demonstrated an ability to raise funds as needed to fund operations and investments.  During the quarter ended June 30, 2011, the Company issued 8% secured senior convertible promissory notes in the total amount of $525,000 and five-year warrants to purchase 17,500,000 shares of common stock at a price of $.12 per share.  However, there can be no assurance that the planned private sales of securities will provide sufficient funding to implement the Company’s business plan.

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

The Company has completed its acquisition of FUSE, which is a development stage company with no prior operations.  Fuse Science has successfully developed sublingual, buccal, and transdermal delivery systems for bioactive agents that can now for the first time, effectively encapsulate and charge many varying molecules in order to produce complete product formulations which can bypass the GI track and enter the blood stream directly. The Fuse technology uses bioelectricity within its matrix and further delivers the matrix utilizing an iontopheritic delivery vehicle that contains a specific charge to shuttle the matrix through either the buccal or mucosal membrane. It is important to note that biological cells utilize bioelectricity to store and facilitate metabolic energy. By utilizing the skins innate bioelectric signaling system coupled with our iontopheritic delivery vehicle, we are able to deliver (API’S) actives efficaciously through both the dermal and buccal mucosal.   The Fuse Science proprietary technology definitively penetrates the mucosa and epithelium to achieve complete and enhanced absorption. It is our firm belief that at this moment we can deliver a wide range of product formulations via these delivery systems such as aspirin, OTC pain, allergy, and cough & cold medications, as well as energy source, electrolytes and many pharmaceutical applications.

The Fundamental Benefits:
* Faster and more complete absorption into the body
* Reduced side affects associated with enteral administration
* Improved ease of consumption (A Drop under the tongue vs. a horse pill to swallow or an injection to administer)
* Improved formulations with time released technology to improve product efficacy
* And greater consumer satisfaction and usage

4.	CONVERTIBLE PROMISSORY NOTES

The Company had the following convertible notes payable at June 30, 2011 and September 30, 2010.

	June 30,	September 30,
	2011	2010
Convertible notes payable with interest at 12%	$20,000	$130,803
Carrying value of 8% One Year Senior Secured Convertible Promissory Notes due June 20, 2012, net	316,944	-
	$336,944	$130,803

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

The Company operated as a BDC until it withdrew its election to be treated as a BDC on January 20, 2009.  While operating as a BDC, a part of its operations and consistent with the operating parameters of a BDC, the Company developed a number of relationships with its portfolio company investments, including members of the Company's board of directors becoming officers and directors of its portfolio company investments.  The Company made loans to the portfolio companies and entered into management agreements with the portfolio companies.  As a result of operating as a BDC and then converting to an operating company, a number of its previous relationships were originally required to be categorized as related party transactions.  As a result of changes in relationships, i.e. no longer being actively involved in the operation of the investments, these investments are no longer considered affiliates.  Other related party amounts and transactions are described as follows:

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

Brian Tuffin is a shareholder, the Company's President, Chief Operating Officer and a director.  Aitan Zacharin is a shareholder, the Company's director of Marketing and a director.  Adam Adler is a shareholder, the Company's CEO and a director.

Transactions with related parties in the statement of operations for the three months ended June 30, 2011 and 2010 include:

	2011	2010

Management income - Efftec International, Inc.	$-	$4,440

	2011	2010

Interest income - Efftec International, Inc.	$-	$1,592

	2011	2010
Related party expenses:
Prior CEO compensation	$-	$3,000
New officer compensation	162,405	-
	$162,405	$3,000

Transactions with related parties in the statement of operations for the nine  months ended June 30, 2011 and 2010 include:

	2011	2010

Management income - Efftec International, Inc.	$-	$8,800

	2011	2010

Interest income - Efftec International, Inc.	$-	$4,700

	2011	2010
Related party expenses:
Hank Durschlag - former CEO	$6,000	$9,000
Non-cash compensation - Aitan Zacharin	144,000	-
Compensation of new officers and directors	164,605	-
	$314,605	$9,000

6.	STOCKHOLDERS' EQUITY

Common stock

At June 30, 2011 and September 30, 2010, the Company had 100,000,000 shares authorized and 90,112,039 and 50,925,820 shares issued and outstanding, respectively, of its $0.001 par value common stock.

Transactions during the nine-month period ended June 30, 2011

During the nine months ended June 30, 2011, the Company issued (a) 5,539,219 shares of common stock upon conversion for convertible notes payable with a principal balance and accrued interest of $140,056; (b) 2,000,000 shares in pursuant to a license agreement for formulation technology valued at $78,000; (c) 23,297,000 shares in exchange for all of the outstanding common stock of FUSE; and (d) 1,950,000 shares pursuant to a consulting agreement valued at $175,500 for services to be performed over the next twelve (12) months.

Transactions during the year ended September 30, 2010

None.

Warrants

The Company issued five-year warrants to acquire 17,500,000 shares of its common stock at $0.12 per share as a part of the issuance of $525,000 of its 8% One Year Senior Secured Convertible Promissory Notes in a private placement.  The warrants expire on June 19, 2016.

Options

During the three months ended June 30, 2011, the Company granted options to acquire up to 1,000,000 shares of its common stock to its independent directors and granted options to acquire up to 1,600,000 shares of its common stock to its independent advisory directors.  The intrinsic value of $107,147 of the options was determined using the Black-Scholes method and will be amortized over the two year vesting period.

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

FORWARD LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, economic factors including, but not limited to, changes in interest rates and trends in disposable income; information and technological advances; competition; and success of marketing, advertising and promotional campaigns.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had a working capital deficit of $212,278 as compared to a working capital deficit of $237,252 at September 30, 2010.

We will need capital in the next twelve months which we expect to raise through private placements of our restricted common stock and convertible notes in order to pursue our development plan for FUSE.

RESULTS OF OPERATIONS

Comparison of three months ended June 30, 2011 to three months ended June 30, 2010 -

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

Other general and administrative expense increased from $5,861 in the three months ended June 30, 2010 to $111,471 in the three months ended June 30, 2011.  This increase is primarily a result of the increased level of professional services,(legal, accounting and consulting) involved with the fund raising and start-up of the business.

Other income (expense) for the three months ended June 30, 2011 and 2010 was as follows:

	2011	2010

Interest income - related party	$-	$1,309
Interest expense	(194,209)	(5,409)
	$(194,209)	$(4,100)

The increase in interest expense is primarily the $190,155 charge to expense for the beneficial conversion feature of the 8% Senior Secured Convertible Notes Payable, issued during the period.

Other comprehensive income amounted to a loss of $2,130 in the 2011 period and income of $22,552 in the 2010 period, from temporary changes in the value of the Company's investment in Efftec and NAEY.

Comparison of nine months ended June 30, 2011 to nine months ended June 30, 2010 –

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

Other general and administrative expense increased from $20,259 in the nine months ended June 30, 2010 to $155,771 in the nine months ended June 30, 2011.  This increase is primarily a result of the increased level of professional services,(legal, accounting and consulting) involved with the fund raising and start-up of the business and the due diligence on the Company's acquisition of FUSE.

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

Liquidity and Capital Resources

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company had a loss of $667,436 for the nine months ended June 30, 2011, and had a unrealized gain of $5,773 on available-for-sale securities for a total comprehensive loss of $661,663.  Expenses have been reduced to the minimum until additional capital can be obtained.

The Company expects to raise any necessary additional capital from the private placement of its restricted common stock and convertible promissory notes.  On June 20, 2011, the Company completed an initial round of financing in a private offering (the “Offering”) made to a limited number of “accredited investors” pursuant to the exemptions from registration afforded by Rule 506 of Regulation D and under Section 4(2) of the Securities Act of 1933.  The amount of the Offering was initially set at $400,000, increased to $500,000 to meet investor interest and ultimately closed at $525,000.  In the Offering, the Company sold 21 units (the “Units”), each Unit consisting of a $25,000 principal amount, 8% one-year senior secured convertible promissory note (the “Note”) and a warrant (the “Warrant”) to purchase 833,334 shares of our common stock (the “Shares”).

Interest on the Notes accrues and is payable together with the principal amount of the Notes at maturity, which is one year from the date of issuance (the “Maturity Date”).  The Notes are convertible at the option of the holders at any time prior to the Maturity Date, into Shares at a conversion price of $.03 per Share, subject to adjustment in the case of stock splits, stock dividends and similar recapitalization events.  The Notes are secured by a first lien on the Company’s assets.

The Warrants are exercisable at an exercise price of $.12 per Share for a period of five (5) years from issuance.  The exercise price is subject to adjustment in the case of stock splits, stock dividends and similar recapitalization events.  The Warrants may also be exercised on a cashless basis.

The Company is currently seeking additional investment capital to implement its business plan.  There can be no assurance that the planned sale of common stock and convertible promissory notes will provide sufficient funding to develop the Company’s current business plan.

Off Balance Sheet Arrangements

None.

Contractual Obligations

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011.  Our management has determined that, as of June 30, 2011, the Company's disclosure controls and procedures are effective.

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

During the three months ended June 30, 2011, the Company issued (a) 3,485,546 shares of common stock upon conversion of convertible notes payable with a principal balance and accrued interest of $88,713; (b) 2,000,000 shares in pursuant to a license agreement for formulation technology valued at $78,000; (c) 23,297,000 shares in exchange for all of the outstanding common stock of FUSE; and (d) 1,950,000 shares pursuant to a consulting agreement valued at $175,500 for services to be performed over the next twelve (12) months.

All of the foregoing shares of common stock were issued pursuant to the exemption from registration afforded by Section 4(2) promulgated under the Securities Act of 1933, as amended.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5:	OTHER INFORMATION

Not applicable.

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

DOUBLE EAGLE HOLDINGS, LTD.

August 16, 2011	By:	/s/Adam Adler
Adam Adler,
Chief Executive Officer and
Chief Financial Officer