Form 10-K
period 2011-09-30
Double Eagle Holdings, Ltd.
filed 2012-01-13
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

Commission file number 000-22991

Fuse Science, Inc.
 (Exact name of registrant as specified in its charter)

Double Eagle Holdings, Ltd.
 (Former name of registrant as specified in its charter)

Nevada	87-0460247
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20900 NE 30th Avenue, Eighth Floor, Aventura, FL  33180
 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (305) 503-3873

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

Large accelerate filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2011):  $2,055,360.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 110,162,036 shares of common stock outstanding as of December 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:  No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

FUSE SCIENCE, INC.
FORM 10-K INDEX

PART I

FORWARD LOOKING STATEMENTS.

Some of the information in this annual report contains forward-looking statements within the meaning of the Securities Act of 1933.  These statements include other things, statements projecting future earnings of the company’s plans and strategies.  Forward-looking statements typically are identified by use of terms like “may,” “will,” “intent,” “expect,” “anticipates,” “estimates,” “plans,” and similar words, although some forward-looking statements are expressed differently.  The Company’s actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including those described in this annual report.

ITEM 1.	BUSINESS

ORGANIZATION AND BUSINESS

Background

Fuse Science, Inc. (the "Company," "we," "us," "Fuse Science" or "Fuse") was incorporated in Nevada on September 21, 1988.  Since that time, the Company has engaged in a number of businesses as a private and subsequently a publicly held company, including developing and marketing data communications and networking infrastructure solutions for business, government and education (which business was sold in 2002) and as a “business development company” under the Investment company Act of 1940, from 2007 to 2009.

On April 14, 2011, Maurice E. Durschlag, our former President, Chief Executive Officer, Secretary, Treasurer and director, assigned and transferred the assets of two privately held companies to a newly formed Delaware company, FS Research & Development, Inc. f/k/a Fuse Science, Inc. (“Newco”).  Newco was developing sublingual and transdermal delivery technologies with applications in the sports nutrition and medical fields for the delivery of energy, medicines, vitamins and minerals.

Mr. Durschlag owned 23% of the outstanding shares of Newco.  Adam Adler, our current Chief Business Development Officer, and Brian Tuffin, our current Chief Executive Officer, each owned 27% and 26%, respectively, of the outstanding shares of Newco.  Pursuant to an Exchange Agreement (the “Exchange Agreement”), dated April 14, 2011, by and between the Company, Maurice E. Durschlag, Adam Adler, Leonard Adler and Brian Tuffin (collectively, the “Sellers”), the Sellers have exchanged all the common stock of Newco for an aggregate of 23,297,000 shares of the Company’s common stock such that Newco is now a wholly owned subsidiary of the company.  In connection with the Exchange Agreement described above, the following shares of common stock of the Company were issued:  (i) 5,445,500 shares were issued to Maurice E. Durschlag; (ii) 6,007,000 shares were issued to Brian Tuffin; (iii) 6,332,300 shares were issued to Adam Adler; and (iv) 5,512,500 shares were issued to Leonard Adler.

The business of Fuse Science, which the Company acquired pursuant to the Exchange Agreement and on which the Company is focusing its efforts, is in the development stage and has generated no revenues to date.  It is subject to all the problems, expenses, difficulties, complications and delays encountered in establishing a new business including successful development, launch and commercialization of its planned products using its sublingual and transdermal delivery systems.

In December 2011, the Company changed its name from “Double Eagle Holdings, Ltd.” to “Fuse Science, Inc.”

Business Overview

Fuse is a life sciences company which has developed and maintains the rights to sublingual and transdermal delivery systems for the efficient delivery to humans of energy, medicines, vitamins and minerals.  We believe that these technologies will provide a wide array of solutions to common problems encountered with enteral consumption. The strength of our proprietary technology is based on our advancement in molecular encapsulation which opens an entire new window of formulation capabilities with our delivery systems. We plan to commercialize our proprietary technology through a dual strategy:

•
The commercialization of select sports nutrition and performance products which showcase the efficacy and ease of use to consumers leveraging the voice of and endorsement partnerships with prominent athletes to drive brand and product awareness, and

•	Targeted licensing of the proprietary technology into major OTC and pharmaceutical categories in which the delivery system offers superior product efficacy and consumption.

The Company is in the initial launch phase of its sports nutrition and performance products, beginning with the commercial online launch on December 30, 2011 of EnerJel™, a transdermal product designed to address muscle fatigue and soreness, before, during and after physical activity.  Simultaneously, the Company is focusing on commercializing additional products in the sports nutrition category as well as undertaking its OTC and pharmaceutical licensing efforts beginning with analgesic, hypoglycemic, and hyperglycemic platforms.  We believe that this will provide a foundation for our long-term strategy to deliver significant shareholder value.

We are only in the development stage and only began to generate limited revenues in January 2012, with our launch of EnerJel™.  We will require an estimated $12,000,000 in additional capital over the next 18 months to fully implement our business plan.  There can be no assurance that additional capital will be available to use when needed, on favorable terms or at all.  Failure to secure additional capital when needed may seriously harm our ability to implement our business plan.

Our Technology

Delivery mechanisms for the bioactive agents of pharmaceutical and nutraceutical compounds (“bioactives”) lie within a constantly expanding field of research. As research and technology advance, so do the avenues of health and nutrition. In this field, it is a known fact that the bioavailability of any bioactive administered to the body drastically decreases when delivered through the gastrointestinal (“GI”) tract. Through the GI tract, the amount of bioactive actually utilized is neither cost nor time efficient.

Fuse Science is developing formulations and devices which are compatible with alternative delivery systems for energy, medicines, vitamins and minerals, among other bioactives. These alternative systems include, but are not limited to, sublingual, transdermal and buccal drug delivery methods. In most cases, bypassing the GI tract and going straight to the blood stream is a more efficient way to deliver bioactives. Administering bioactives through sublingual and buccal regions does just that.  Fuse Science has developed and continues to advance in concert with its scientific team, sublingual, transdermal delivery systems for bioactives that can effectively encapsulate and charge many varying molecules in order to produce complete product formulations which can bypass the GI tract and enter the blood stream directly. The delivery technology is comprised of proprietary encapsulation vesicles and ion exchange permeation enhancers.  This technology utilizes a gradient across the mucosa membrane to help deliver the bioactive more efficiently through the mucosa.

Additionally, Fuse Science is in the process of designing and developing small hand held devices, in collaboration with our scientific team. These devices can conveniently deposit bioactives to the sublingual and buccal regions in the mouth and are very compatible with oral physiology, analogous to the common toothbrush. Our work further extends into transdermal applications with similar convenience and design principles. These devices are metered to deliver the needed dose of a given bioactive as applicable. By utilizing the skin’s innate bioelectric signaling system coupled with our iontopheritic delivery vehicle, we expect to be able to deliver bioactives efficaciously through both the dermal and buccal mucosal.

Present and Planned Products

We believe that through use of our delivery systems and devices, ant-inflammatory medication, analgesics and antihistamines will be able to be administered with higher bioavalability. Vitamins, minerals and caffeine will be able to be delivered with more convenience and faster absorption. We anticipate all types of pharmaceutical and nutraceutical drug bioactives will be able to be delivered through the technology used in our delivery systems, which we believe will lead to greater efficiency in cost, time, product efficacy and user compliance.

Current Products in Launch or Commercialization Phase

Launch Phase

On December 30, 2011 we launched EnerJel™, a transdermal product designed to address active muscle fatigue. The product contains a natural anti-inflammatory and energy source which is applied directly to the problem area.

Commercialization Phase

In the first half of 2012 we intend to launch our sublingual drop technology beginning with HydroFuse™ and PowerFuse™ Drops shortly followed by our NutriFuse™ Drops. HydroFuse™ will provide sublingual electrolyte delivery for athletes which we believe will facilitate less cramping and stronger performance throughout activity due to reduced depletion of electrolyte in the system. PowerFuse™ will provide all natural sublingual energy for athletes which we believe to be faster acting and maintain longer results with half the caffeine and no harmful chemicals such a commonly used taurine. NutriFuse™ is anticipated to provide improved nutrition absorption and antioxidants for athletes prior to and post activity.

Product Pipeline

In support of our planned licensing efforts, there are a series of potential product formulations in various categories that are being contemplated or are in development through defined project platforms. It is anticipated that these formulations will be licensed to industry leaders in the respective category in the event we are successful in the development phase. The categories include but are not limited to:

•	Analgesics
•	Allergy Medications
•	OTC Cough & Cold
•	Pharmaceutical grade male enhancement products (Viagra & Cialis)
•	Sleep Aids
•	Appetite suppressants
•	Broad offering of vitamins and complex nutraceuticals
•	Hypoglycemic solution (Glucagon) followed by
•	Hyperglycemic solution (Insulin)

Manufacturing

Fuse uses a third party contract manufacturer for its products. Manufacturing is conducted in a U.S Food and Drug Administration (“FDA”) inspected facility in California which meets cGMP and GLP standards. The manufacturing facility operates with pharmaceutical grade equipment and processes as a standard operating practice, which will allow it to manufacture pharmaceutical grade applications of our technology.  Trade Secrets are maintained within this facility and current capacity will meet the needs of the business in the foreseeable future with adequate space for expansion.

Marketing and Sales

The launch of our sports nutrition and performance products began with EnerJel™ December 30, 2011 via e-commerce. During 2012, we plan to expand distribution of EnerJel™ and introduce additional products in our sports nutrition line into targeted global distribution channels which we believe create a strategic advantage for our planned production line. Target retailers for these products include drugstores, health food stores, grocery stores and mass merchants. We plan to develop an internal sales force to direct sales to targeted retailers, either directly or through third party distributors and wholesaler. This part of our strategy is in the early stages of development. We may also seek to enter strategic partnerships which open specific channels for our products at an accelerated pace.

Target consumers for our sports nutrition products are active males and females who exercise frequently. It is our intent to further leverage social media, database marketing and grass roots relationship building with our target consumers to drive greater return on marketing dollars spent.  The key to this are the endorsement partnerships with prominent athletes which we have and continue to enter into.  We focus on athletes with a substantial social media presence, basically 15,000 followers or more.

Endorsement Partnerships

Our endorsement partnerships represent a cornerstone for the Company’s efforts to build brand and product identity and awareness more rapidly than traditionally realized from basic advertising and promotion. This is facilitated by leveraging the social media consumer following of each sports figure to reach our target consumer base. It is believed that this will allow for more targeted marketing messages to be delivered in real time, with increased quality and relevance to our target consumers. We have entered into endorsement partnerships with the following sports figures:

•	Tiger Woods: World Leader in Golf
•	David “Big Papi” Ortiz: Boston Red Sox
•	Arian Foster: Houston Texans
•	Ronde Barber: Tampa Bay Buccaneers
•	Alric Arnett: Detroit Lions
•	Antonio Brown: Pittsburgh Steelers
•	Brad Maynard: Cleveland Browns
•	Derek Sherrod: Green Bay Packers
•	Glover Quin: Houston Texans
•	Jimmy Smith: Baltimore Ravens
•	Jon Condo: Oakland Raiders
•	Mike Neal: Green Bay Packers
•	Moise Fokou: Philadelphia Eagles
•	Nolan Carroll: Miami Dolphins
•	Paul Soliai: Miami Dolphins
•	Sean Smith: Miami Dolphins
•	Torrey Smith: Baltimore Ravens
•	Tyron Smith: Dallas Cowboys

Under these agreements, our partner athletes license us to use their name and image in connection with the promotion of our products.  They also undertake to make ongoing social media promotion of our products (e.g. Twitter, Facebook), as well as endorsements in more traditional media forums such as television and radio. In certain circumstances, our brand may be promoted on athletic gear they use.

Intellectual Property

Our proprietary technology is comprised of a combination of filed, and to-be-filed provisional and pending patent applications as well as trade secrets which enables the ability of the complete technology through each modality. The pending patent applications are either wholly owned by Fuse Science Inc or beneficially licensed by Fuse Science Inc through an exclusive 30 year worldwide license agreement with the developer of this technology Team. Our trade secrets are further controlled via internal staff and procedures conducive to rigid protection of the IP in total. It is our diligent corporate practice to facilitate the ongoing advancement and defense of all intellectual property that support the going efforts of the company.

Research and Development

We currently contract with the developer of our technology to provide product development and other research and development services. Our scientific team is enhanced by various members of our board of directors and advisory board. During 2012, we intend to start developing an in-house research and development team, who will initially coordinate these external efforts.

Competition

For the past three decades, transdermal and sublingual delivery systems have taken on an ever-expanding role in the delivery of medicines. This has been fueled by the technology’s numerous advantages over other routes of administration, including improved efficacy, fewer side effects and better patient compliance. Accordingly, we face existing and potential competition with respect to our planned product categories. Many of our current or potential competitors have longer operating histories and far greater financial and technical resources.  Accordingly, there can be no assurance that we will be able to successfully compete.

Government Regulation

Fuse Science maintains a strict policy of adherence to all government regulatory requirements to which our products are subject. Depending on the category of potential products, the regulatory requirements vary widely. Our sports and nutrition line products typically do not require prior approval of the FDA to market, but are subject to various regulations governing purity, labeling and advertising.  As we move into OTC and other medicines, FDA approval requirements are more complex and the cost of compliance therewith increase.  We anticipate that regulatory compliance for these product categories will be undertaken and the cost thereof borne by our planned licensees.

Employees

The Company employees are currently limited to its executive management. We use non-employee consultants to assist us in formulating research and development strategy, in preparing regulatory submissions, in developing protocols for clinical trials, and in designing, equipping and staffing our manufacturing facilities. We also use non-employee consultants to assist us in business development. These consultants and advisors usually have the right to terminate their relationship with us on short notice. As the Company expands its operations, it will be required to hire technical, marketing and sales and administrative personnel on a full time basis.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate office space at 20900 NE 30th Avenue, Eighth Floor, Aventura, Florida  33180 is currently leased on a month-to-month basis at a cost of $300.00 per month in preparation for our expanded facility in February, 2012.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded in the over-the-counter market, and is quoted on the OTCQB under the symbol "DROP."  Prior to November 3, 2011, our common stock traded under the symbol "DEGH."

The market closing, high and low prices during each quarter for the last two years are as follows:

QUARTER ENDED	CLOSING	HIGH	LOW
	($)	($)	($)

December 31, 2009	.01	.02	.00
March 31, 2010	.00	.01	.00
June 30, 2010	.00	.02	.00
September 30, 2010	.01	.01	.00

December 31, 2010	.01	.01	.01
March 31, 2011	.04	.04	.01
June 30, 2011	.14	.14	.03
September 30, 2011	.27	.67	.15

Number of Shareholders and Total Outstanding Shares

As of December 31, 2011 there were 110,162,036 shares of common stock issued and outstanding, held by approximately 90 shareholders of record.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 1, 2011, we had no compensation plans in place under which shares of our common stock were authorized for issuance.

See “Item 11. Executive Compensation” with respect to individual share awards and option grants made during fiscal 2010 to Aitan Zacharin, our Chief Marketing Officer and Chief Technical Officer, Rubin Hanan, a consultant who subsequently became our President and Chief Executive Officer and Drs. Richard Hutchings and David Berkoff, two independent directors.

Recent Sales of Unregistered Securities

During the fourth quarter of 2011, the Company issued 1,050,000 shares of common stock to consultants and 2,450,000 shares under endorsement contracts.

In September and October 2011 the Company sold 21.8 units (the “Units”), each Unit consisting of a $25,000 principal amount, 8% one-year senior subordinated secured convertible promissory note (the “Note”) and a warrant (the “Warrant”) to purchase 2,270,833 shares of our common stock (the “Shares”).

Interest on the Notes accrues and is payable together with the principal amount of the Notes at maturity, which is one year from the date of issuance (the “Maturity Date”).  The Notes are convertible at the option of the holders at any time prior to the Maturity Date, into Shares at a conversion price of $0.12 per Share, subject to adjustment in the case of stock splits, stock dividends and similar recapitalization events.  The Notes are secured by a lien on the company’s assets.

The Warrants are exercisable at an exercise price of $0.12 Share for a period of five (5) years from issuance.  The exercise price is subject to adjustment in the case of stock splits, stock dividends and similar recapitalization events.  The Warrants may also be exercised on a cashless basis.

All of the foregoing securities were issued pursuant to the exemption from registration afforded by Section 4(2) promulgated under the Securities Act of 1933.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

REVENUES

We had management income from an affiliate of $8,800 in 2010 and none in 2011.  At September 30, 2011 and 2010, we were not actively managing any companies.

NON-CASH COMPENSATION

Non cash compensation amounted to $647,040 in 2011 with none in 2010.  The Company has issued common stock, warrants and common stock options to directors, consultants and for endorsement agreements to reduce the amount of cash required for start-up operations.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expense amounted to $967,267 in 2011 and $47,003 in 2010.  Administrative costs have risen substantially since the Company began development and marketing of its products and consist of the following.

	2011	2010

Consulting fees	$460,055	$12,000
Legal and other professional fees	386,391	26,533
Endorsement fees	4,167	-
Travel expenses	42,865	-
Marketing expenses	26,994	-
Other general and administrative expense	46,795	8,470
	$967,267	$47,003

The principal increases in consulting and legal and other professional fees are a result of the Company’s ongoing development of its products, intellectual property, and corporate infrastructure & guidance as it moves into the commercialization phase of its strategy.  These costs emerged primarily in the second half of the year, post the completion of the exchange agreement for Fuse Science, and are an indication that costs will continue to grow.

OTHER INCOME (EXPENSE)

Other income (expense) consists of the following:
	2011	2010

Interest and other income	$35	$4,909
Interest expense	(35,924)	(6,378)
Beneficial conversion feature of convertible notes payable	(372,311)	-
Realized gain (loss)	2,348	6,600
Other than temporary decline in available-for-sale securities	-	(47,280)
	$(405,852)	$(42,149)

Interest expense is primarily from new convertible notes payable issued during 2011.

The convertible notes payable had a beneficial conversion feature which amounted to $372,311 in 2011.  The full amount was expensed since the notes were immediately convertible.

The Company realized an other than temporary decline in available-for-sale securities in 2010 for its investment in Efftec International, Inc. common stock and North American Energy Resources, Inc. common stock.

OTHER COMPREHENSIVE INCOME (LOSS)

The Company had an unrealized gain from its available-for-sale securities of $3,043 in 2011 and an unrealized loss of $31,538 in 2010, resulting in a comprehensive loss of $2,017,118 and $111,836 in 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Historical information

At September 30, 2011, we had a cash balance of $147,907 and current liabilities of $999,227.  We have issued convertible notes payable in the face amount of $905,000 to continue operations and have collected proceeds of $52,876 from the sale of part of an investment as of September 30, 2011.  There is an unamortized discount of $298,024 on the convertible notes payable.

Evaluation of the amounts and certainty of cash flows

The Company on a going basis evaluates all relevant financial options to effectively fund the business plan requirements, which provides for product development, clinical research, manufacturing, licensing, and product commercialization including marketing and sales.

Cash requirements and capital expenditures

As of September 30, 2011, our current cash position will not be sufficient to meet our working capital needs for the next twelve months based on our planned activities. As such, we will require substantial additional funding to support our working capital requirements to facilitate our stated business strategy. It is anticipated that capital requirements will be partially offset by revenue produced from the commercialization of the Company’s planned initial products and pursuant to expected technology licensing over the next 12 months.

Management estimates that it will need approximately $12,000,000 in additional capital over the next 18 months to fully fund our business.  We have no commitments to raise any such capital.  If such capital is not available when needed on commercially reasonable terms or otherwise, we may have to scale down or delay implementation of our business plan and our business and prospects may be substantially harmed.

Discussion and analysis of known trends and uncertainties

The Company is in process of bringing a new product to market.  It is unknown whether the product will be successful, or if successful if the Company can continue to raise funds to support the substantial capital requirements of a new business. Negative developments in general economic conditions could interfere with our ability to raise additional equity based capital as needed, or adversely affect the terms upon which such capital is available.   Our inability to obtain required funding will have a material adverse effect on our research and development programs and impede our commercialization efforts.

Expected changes in the mix and relative cost of capital resources

The Company is currently using convertible notes payable with detachable warrants to obtain funding for the start-up phase of its business.  In the event the Company is able to develop a successful product, it should be able to take advantage of more cost effective methods to raise funds to continue development of new products and complete its business plan.

Balance sheet, income or cash flow items that should be considered in assessing liquidity

At September 30, 2011, our liquidity is principally a function of our cash balance, our accounts payable and our convertible notes payable.  These will continue to be critical in the future as we continue to finance our business with accounts payable and convertible notes payable.

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

CRITICAL ACCOUNTING POLICIES

The SEC issued “Cautionary Advice Regarding Disclosure about Critical Accounting Policies”, suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  The SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition our most critical accounting policies are in process of evolving while we move from the development stage to the operational stage of our business cycle.

OFF-BALANCE SHEET ARRANGEMENTS

None.

TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FUSE SCIENCE, INC.

PARITZ & COMPANY, P.A.
15 Warren Street, Suite 25
Hackensack, New Jersey  07601

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Fuse Science, Inc. and Subsidiaries
(Development Stage Companies)

We have audited the accompanying consolidated balance sheets of Fuse Science, Inc. (formerly Double Eagle Holdings, Ltd.) and Subsidiaries (Development Stage Companies) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2011 and 2010 and since development stage inception on January 20, 2009 through September 30, 2011. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuse Science, Inc. and Subsidiaries (Development Stage Companies) as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended September 30, 2011 and 2010 and since development stage inception on January 20, 2009 through September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Paritz & Company, P.A.
Hackensack, New Jersey
January 12, 2012

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FUSE SCIENCE, INC. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Balance Sheets
September 30, 2011 and 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$147,907	$8,619
Prepaid expenses	59,264	5,000
TOTAL CURRENT ASSETS	207,171	13,619
Other assets:
Available-for-sale investments	8,320	55,806
Intellectual property, net	126,917	-
TOTAL OTHER ASSETS	135,237	55,806
TOTAL ASSETS	$342,408	$69,425
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Accounts payable	370,567	110,846
Convertible notes payable, net	606,976	130,803
Accrued expenses	21,684	9,222
TOTAL CURRENT LIABILITIES	999,227	250,871

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $0.001 par value; authorized 400,000,000 shares; 93,612,039 and 50,925,820 shares issued and outstanding at September 30, 2011 and 2010, respectively	93,612	50,926
Additional paid-in capital	12,667,350	9,946,022
Intrinsic value of stock options	(680,711)	-
Noncontrolling interest	(126,344)	(126,344)
Deferred consulting fees	(541,558)	-
Accumulated other comprehensive income (loss)	2,590	(453)
Accumulated deficit:
During the development stage	(2,194,904)	(174,743)
Other	(9,876,854)	(9,876,854)
Total accumulated deficit	(12,071,758)	(10,051,597)
Total stockholders' deficit	(656,819)	(181,446)
Total liabilities and stockholders' deficit	$342,408	$69,425

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Statements of Operations
Years Ended September 30, 2011 and 2010 and from Inception
(January 20, 2009) through September 30, 2011

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011	2010	September 30, 2011

Revenue
Management income - affiliate	$-	$8,800	$11,367
Total income	-	8,800	11,367
Expenses:
Non cash compensation	647,040	-	647,040
General and administrative expense	967,267	47,003	1,088,455
	1,614,307	47,003	1,735,495
Loss from operations	(1,614,307)	(38,203)	(1,724,128)
Other income (expense):
Interest and other income	33	4,909	9,629
Interest expense	(35,924)	(6,378)	(45,146)
Beneficial conversion feature of convertible notes payable	(372,311)	-	(372,311)
Realized gain (loss)	2,348	6,600	(15,552)
Other than temporary decline in available-for-sale securities	-	(47,280)	(50,900)
Other income (expense)	(405,854)	(42,149)	(474,280)
Loss before noncontrolling interest	(2,020,161)	(80,352)	(2,198,408)
Non-controlling interest	-	4	3,504
Net loss	(2,020,161)	(80,348)	(2,194,904)

Loss per common share, basic and diluted	$(0.03)	$(0.00)

Weighted average common shares outstanding	68,230,631	50,925,820

Other comprehensive income (loss):
Net loss	$(2,020,161)	$(80,348)	$(2,194,904)
Unrealized gain (loss) on available-for-sale securities	3,043	(31,538)	(3,880)
Net comprehensive loss	$(2,017,118)	$(111,886)	$(2,198,784)

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Statements of Changes in Stockholders' Deficit
Years Ended September 30, 2011 and 2010

					Additional	Intrinsic Value
	Preferred Stock		Common Stock		Paid-in	of Common
	Shares	Par	Shares	Par	Capital	Stock Options

Balance, September 30, 2009	-	$-	50,925,820	$50,926	$9,946,022	$-
Noncontrolling interest	-	-	-	-	-
Unrealized loss from available-for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-
Balance, September 30, 2010	-	-	50,925,820	50,926	9,946,022	-
Unrealized gain from available-for-sale securities	-	-	-	-	-
Common stock issued for:
Services			11,850,000	11,850	1,140,150
Convertible notes payable			5,539,219	5,539	134,517
License			2,000,000	2,000	76,000
Acquisition of FS Research & Development, Inc.			23,297,000	23,297	(23,297)
Convertible notes payable:
Detachable warrants					310,775
Beneficial conversion feature					372,311
Stock options granted					710,872	(710,872)
Amortize intrinsic value of stock options						30,161
Net loss	-	-	-	-	-
Balance, September 30, 2011	-	$-	93,612,039	$93,612	$12,667,350	$(680,711)

			Accumulated
	Non	Deferred	Other	Accumulated Deficit
	Controlling	Consulting	Comprehensive	Development
	Interest	Fees	Income	Stage	Other	Total

Balance, September 30, 2009	$-	$-	$31,085	$(97,895)	$(9,999,694)	$(69,556)
Noncontrolling interest	(126,340)	-	-	3,500	122,840	-
Unrealized loss from available-for-sale securities	-	-	(31,538)	-	-	(31,538)

Net loss	(4)	-	-	(80,348)	-	(80,352)
Balance, September 30, 2010	(126,344)	-	(453)	(174,743)	(9,876,854)	(181,446)
Unrealized gain from available-for-sale securities	-	-	3,043	-	-	3,043
Common stock issued for:
Services		(609,000)				543,000
Convertible notes payable						140,056
License						78,000
Acquisition of FS Research & Development, Inc.						-
Convertible notes payable:
Detachable warrants						310,775
Beneficial conversion feature						372,311
Amortize deferred consulting		67,442				67,442
Amortize intrinsic value of stock options						30,161
Net loss	-	-	-	(2,020,161)	-	(2,020,161)
Balance, September 30, 2011	$(126,344)	$(541,558)	$2,590	$(2,194,904)	$(9,876,854)	$(656,819)

See accompanying notes to consolidated financial statements

FUSE SCIENCE, INC. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Statements of Cash Flows
Years Ended September 30, 2011 and 2010 and from Inception
of Development Stage (January 20, 2009) through September 30, 2011

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011	2010	September 30, 2011
Operating activities:
Net loss	$(2,020,161)	$(80,348)	$(2,194,904)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Amortization:
Intellectual property	1,083	-	1,083
Deferred consulting fees	67,442	-	67,442
Stock options	30,161	-	30,161
Other than temporary decline in available-for-sale securities	-	47,280	50,900
Common stock issued for services	543,000	-	543,000
Convertible notes payable:
Amortization of detachable warrants	12,751	-	12,751
Beneficial conversion feature	372,311	-	372,311
Investment received for management services	-	(8,800)	(8,800)
Accrued interest income	-	(4,909)	(4,909)
(Gain) loss on sale of investments	(2,348)	(6,600)	15,552
Non-controlling interest	-	(4)	(3,504)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	-	-	(4,686)
Prepaid expenses	(54,264)	(5,000)	(59,264)
Accounts payable and accrued expenses	289,097	11,768	362,783
Advances from related parties for working capital	-	-	6,660
Net cash used in operating activities	(760,928)	(46,613)	(813,424)
Investing activities:
Proceeds from investments	52,876	23,000	75,876
Purchase of intellectual property	(50,000)	-	(50,000)
Net cash provided by investing activities	2,876	23,000	25,876
Financing activities:
Loan proceeds	900,000	31,650	931,650
Loan repayment	(2,660)	-	(2,660)
Net cash used in investing activities	897,340	31,650	928,990
Net increase	139,288	8,037	141,442
Cash and cash equivalents, beginning of period	8,619	582	6,465
Cash and cash equivalents, end of period	$147,907	$8,619	$147,907
(Continued)

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES
(Development Stage Companies)
Consolidated Statements of Cash Flows, Continued
Years Ended September 30, 2011 and 2010 and from Inception
of Development Stage (January 20, 2009) through September 30, 2011

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011	2010	September 30, 2011

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$236	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Note payable issued to acquire investment	-	100,000	100,000
Recision of agreement to acquire investment with a note payable	-	100,000	-
Conversion of note receivable into available-for-sale securities	-	56,229	-
Accounts payable changed into convertible notes payable	-	67,493	-
Loans from related parties changed into convertible notes payable	-	63,310	-
Common stock issued for convertible notes payable and accrued interest	140,055	-	140,055
Common stock issued for license	78,000	-	78,000
Common stock issued to acquire FS Research & Development, Inc.	23,297	-	23,297

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES
(Development Stage Companies)
Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS

(a)	ORGANIZATION

The consolidated financial statements include the accounts of Fuse Science, Inc. ("FUSE"), its wholly owned subsidiary FS Research & Development, Inc. ("FS R&D"), and its 60% owned subsidiary, Ultimate Social Network, Inc. ("USN") (collectively the "Company," "we" or "us").

(b)	ACQUISITIONS AND BUSINESS

On October 18, 2010, the Company entered into a letter of intent ("LOI") to acquire two privately held development stage companies, FS R&D and the assets of Skin Science, Inc.

FS R&D has developed several concentrated sublingual drops to include electrolytes for sports, caffeine drops for energy and vitamin drops for children.  The assets of Skin Science include a patent-pending system including manufactured thin film incorporating natural and synthetic active ingredients that when applied in conjunction with heat and moisture increase the overall health and beauty of your skin.  Skin Science has also formulated a product for acne treatment.

Fuse is a Life Science company with state of the art technology that allows for sublingual and transdermal delivery of a greater number of actives than previously possible. This provides for a wide array of solutions to common problems encountered with enteral consumption. The strength of our proprietary technology is differentiated based on our advancement in molecular encapsulation which opens an entire new window of formulation capabilities with these delivery systems. The company is advancing this proprietary technology in a defined dual strategy:

o
The commercialization of select sports nutrition and performance products which showcase the efficacy and ease of use to consumers leveraging the voice and partnership with iconic athletes to drive awareness and trial.

o
Targeted licensing of the proprietary technology into major OTC and Pharmaceutical categories in which the delivery system provides superior product efficacy and consumption for the category in perpetuity.

The company’s is in the initial launch phase of its sports nutrition & performance products beginning with EnerJel™, a transdermal technology to address muscle fatigue and soreness, before during and after physical activity. Simultaneously, the company is actively developing its OTC and pharmaceutical licensing efforts beginning with Analgesic, Hypoglycemic, and Hyperglycemic platforms. This is the foundation for our long-term strategy to deliver significant shareholder value.

(c)	BDC OPERATIONS

On April 5, 2007, the Company elected to be treated as a business development company ("BDC") under the Investment Company Act of 1940, as amended (the "1940 Act").  Following approval by a majority of its issued and outstanding common stock, the Company withdrew its election to be treated as a BDC under the 1940 Act on January 20, 2009, when the Company filed Form N-54c with the SEC.

(d)	HISTORY

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

On December 8, 2011, and pursuant to shareholder action by written consent, the Company made the following amendments to the Company's Articles of Incorporation:

•	changed the name of the Company from Double Eagle Holdings, Ltd. to Fuse Science, Inc.;

•	increased the number of shares of common stock which the Company is authorized to issue to 400,000,000 shares from 100,000,000 shares;

•	increased the number of shares of preferred stock with the Company is authorized to issue to 10,000,000 shares from 12,500 shares;

•	increased the number of directors to a minimum of 3 and a maximum of 15;

•	created a classified board of directors;

•	required advance notice and disclosure procedures for shareholders seeking to nominate the Company's directors;

•	required advance notice and disclosure procedures for shareholders seeking to bring forth proposals for consideration at shareholder meetings;

•	established the percentage of shares required to be held for shareholders to call a special meeting of shareholders;

•	eliminated the ability to take shareholder action by written consent in lieu of a shareholder meeting;

•	added a provision to limit the liability of officers and directors of the Company;

•	added a provision to allow the board of directors to adopt, repeal or amend the Company's ByLaws; and

•	required the affirmative rule of 66-2/3% of the outstanding shares of the Company's common stock to effect certain future amendments to the Company's Articles of Incorporation.

(e)	GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months.  The Company incurred a loss from operations of $1,614,307 and a net loss of $2,020,161 in 2011.  At September 30, 2011, current liabilities exceed current assets by $792,056 and total liabilities exceed total assets by $656,819.

The Company, in the past has issued secured convertible notes with detachable warrants to raise capital. Management anticipates the need to raise additional capital to fund execution of the business plan and will seek the most cost effective method to secure such funding.

The Company has demonstrated an ability to raise funds as needed to fund operations.  However, there can be no assurance that the planned proceeds from convertible notes payable will provide sufficient funding to develop the Company’s current business plan.

These conditions raise some doubt about the Company’s ability to continue as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, FS R&D and its 60% subsidiary, USN.  All significant intercompany balances and transactions have been eliminated in consolidation.

RECLASSIFICATION

Certain reclassifications have been made in the financial statements at September 30, 2010 and for the year then ended to conform to the September 30, 2011 presentation.  The reclassifications had no effect on net loss.

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

REVENUE RECOGNITION

The Company's source of revenue will be from product sales which are expected to commence during the first half of next fiscal year.  Our revenue recognition policy provides that revenue is generally realized or realizable and earned when all of the following criteria have been met:

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

The Board of Directors approved the Double Eagle Holdings, Ltd. 2011 Incentive Stock Plan on October 17, 2011 and it was approved by a majority of shareholders on December 8, 2011.  The Company did not grant any options during the years ended September 30, 2011 and 2010 pursuant to this plan.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s options would have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s options, although they provide the best estimate currently.

EARNINGS (LOSS) PER COMMON SHARE

The Company is required to report both basic earnings per share, which is based on the weighted-average number of common shares outstanding, and diluted earnings per share, which is based on the weighted-average number of common shares outstanding plus all potentially dilutive shares outstanding.  At September 30, 2011 and 2010, there are no potentially dilutive common stock equivalents.  Accordingly, no common stock equivalents are included in the earnings (loss) per share calculations and basic and diluted earnings per share are the same for all periods presented

COMPREHENSIVE INCOME

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

RECENT ACCOUNTING PRONOUNCEMENTS

We have evaluated all recent accounting pronouncements through November 30, 2011 as issued by the Financial Accounting Standards Board ("FASB") in the form of Accounting Standards Updates ("ASU") and find none that would have a material impact on the financial statements of the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

3.           INVESTMENTS

Available-for-sale investments are as follows at September 30, 2011 and 2010:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Losses	Value
September 30, 2011
Efftec International, Inc.	$4,200	$-	$(2,000)	$2,200
North American Energy	1,530	-	4,590	6,120
	$5,730	$-	$2,590	$8,320

September 30, 2010
Efftec International, Inc.	$68,009	$(13,280)	$(453)	$54,276
North American Energy	35,530	(34,000)	-	1,530
	$103,539	$(47,280)	$(453)	$55,806

Efftec International, Inc. ("EFFI") has developed an Internet-based chiller tool which it is installing and selling to its customer base.  North American Energy Resources, Inc. ("NAEY") is an oil and gas development and production company with operations currently in Oklahoma.

4.           INTELLECTUAL PROPERTY

The Company has completed its acquisition of FS R&D, which is a development stage company with no prior operations.  FS R&D has successfully developed sublingual, buccal, and transdermal delivery systems for bioactive agents that can now for the first time, effectively encapsulate and charge many varying molecules in order to produce complete product formulations which can bypass the GI track and enter the blood stream directly.  The technology facilitates the passing of the actives through the oral mucosa in contrast to current products that require gastrointestinal absorption to achieve the same desired effect. The FS R&D technology uses bioelectricity within its matrix and further delivers the matrix utilizing an iontopheritic delivery vehicle that contains a specific charge to shuttle the matrix through either the buccal or mucosal membrane. It is important to note that biological cells utilize bioelectricity to store and facilitate metabolic energy. By utilizing the skins innate bioelectric signaling system coupled with our iontopheritic delivery vehicle, we are able to deliver (API’S) actives efficaciously through both the dermal and buccal mucosal.   The FS R&D proprietary technology definitively penetrates the mucosa and epithelium to achieve complete and enhanced absorption. It is our firm belief that at this moment we can deliver a wide range of product formulations via these delivery systems such as aspirin, OTC pain, allergy, and cough & cold medications, as well as energy source, electrolytes and many pharmaceutical applications.

The Fundamental Benefits:
* Faster and more complete absorption into the body
* Reduced side effects associated with enteral administration
* Improved ease of consumption (A Drop under the tongue vs. a horse pill to swallow or an injection to administer)
* Improved formulations with time released technology to improve product efficacy
* And greater consumer satisfaction and usage

5.           CONVERTIBLE NOTES PAYABLE

At September 30, 2011 and 2010, the Company had the following convertible promissory notes.

	2011	2010

Convertible notes payable with interest at 12%	$20,000	$130,803
8% One Year Senior Secured Convertible Promissory Notes due June 20, 2012	327,405	-
8% One Year Senior Subordinated Secured Convertible Promissory Notes due September 9, 2012	259,571	-
	$606,976	$130,803

The 12% convertible notes payable at September 30, 2011 include one note in the amount of $5,000 which is convertible at $0.025 per share and one note in the amount of $15,000 which is convertible at $0.03 per share.

The terms of our 8% One Year Senior Secured and Senior Subordinated Secured Convertible Notes are summarized as follows.

		Conversion	Number of	Warrant
Due Date	Face Value	Rate	Warrants	Exercise Rate

June 20, 2012	$525,000	$0.03	17,500,000	$0.12
September 9, 2012	$360,000	$0.12	1,500,004	$0.12

The fair value of each warrant on the date issued was estimated using the Black Scholes valuation model.  The following assumptions were used for the calculation of the beneficial conversion feature and the warrants granted in June and September 2011.

	Jun-11	Sep-11
Expected term	5 years	5 years
Expected average volatility	309%	267%
Expected dividend yield	0%	0%
Risk-free interest rate	3.50%	3.50%

The convertible notes are immediately convertible, so the beneficial conversion feature of the convertible promissory notes in the amounts of $190,155 and $182,156 for the convertible notes issued in June 2011 and September 2011, respectively, was expensed when the notes were issued.  The value assigned to the warrants of $209,218 and $101,557 for the convertible notes issued in June 2011 and September 2011, respectively, is recorded as a discount to the convertible notes payable and is being amortized to interest expense over the five year life of the warrant and is summarized as follows as of September 30, 2011.

		Debt discount			Carrying
Due Date	Face Value	Initial value	Amortization	Discount	Value

June 20, 2012	$525,000	$209,218	$(11,623)	$197,595	$327,405
September 9, 2012	360,000	101,557	(1,128)	100,429	259,571
	$885,000	$310,775	$(12,751)	$298,024	$586,976

6.           INCOME TAXES

During the years ended September 30, 2011 and 2010, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2011	2010

Computed "expected" income tax benefit	$686,900	$27,300
State income taxes, net of federal benefit	80,800	3,200
Other	(150,500)	-
Valuation allowance	(617,200)	(30,500)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2011	2010

Net operating loss carryforwards	1,576,600	950,500
Capital loss carryforwards	121,600	125,200
Investments	12,700	18,000
Total deferred tax assets	1,710,900	1,093,700
Valuation allowance	(1,710,900)	(1,093,700)
Net deferred tax assets	$-	$-

The Company has a net operating loss carryforward of approximately $4,149,000, which will expire at various dates beginning in 2022 through 2030, if not utilized.  The Company has a capital loss carryforward of $320,000 which expires in 2015.

7.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

At September 30, 2011 and 2010, the Company had 12,500 shares authorized and no shares issued and outstanding of its $0.001 par value preferred stock.  On December 8, 2011, the Company amended its Articles of Incorporation and increased the number of authorized preferred shares to 10,000,000.

Common stock

At September 30, 2011 and 2010, the Company had 100,000,000 shares authorized and 93,612,039 and 50,925,820 shares issued and outstanding, respectively, of its $0.001 par value common stock.  On December 8, 2011, the Company amended its Articles of Incorporation and increased the number of authorized common shares to 400,000,000.

 Transactions during the year ended September 30, 2011

The Company issued 11,850,000 shares of its common stock for services, 5,539,219 for convertible notes payable and accrued interest, 2,000,000 shares for a license agreement and 23,297,000 shares for the acquisition of FS R&D.

Transactions during the year ended September 30, 2010

None.

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

8.      RELATED PARTY TRANSACTIONS

The Company operated as a BDC until January 20, 2009, when it elected to no longer be treated as a BDC.  As a part of its operations and consistent with the operating parameters of a BDC, the Company developed a number of relationships with its portfolio company investments, including members of the Company's board of directors becoming officers and directors of its portfolio company investments.  The Company made loans to the portfolio companies and entered into management agreements with the portfolio companies.  As a result of operating as a BDC and then converting to an operating company, a number of its previous relationships were required to be categorized as related party transactions.  Subsequently, these transactions ceased to qualify as related party transactions due to the termination of the related party relationship.

9.            2011 INCENTIVE STOCK PLAN

On October 26, 2011, the Board of Directors of the Company approved the Double Eagle Holdings, Ltd. 2011 Incentive Stock Plan ("Plan").  The maximum number of shares authorized and available under the Plan is 20,000,000 shares and the Plan was approved on December 8, 2011 by written consent of a majority of the Company's shareholders.  Under the terms of the Plan, the options expire after 5 years.  The Company has reserved 20,000,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan.  Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value.

At September 30, 2011 and 2010, there are no options outstanding under the Plan.

During the year ended September 30, 2011, the Company granted options and warrants for 8,675,000 shares of restricted common stock.  A summary of this activity during the year ended September 30, 2011 follows (no activity during 2010):
		Weighted
		Average	Initial
		Exercise	Intrinsic
	Shares	Price	Value

Outstanding, beginning of year	-	$-	$-
Granted	8,675,000	0.07	710,872
Exercised	-	-	-
Forfeited/expired	-	-	-

Outstanding, end of year	8,675,000	$0.07	$710,872
Exercisable at end of year	450,000	$0.13

None of the options and warrants included herein are from the Plan discussed above.  The outstanding options and warrants have a weighted-average remaining contract term of 5.5 years.

A summary of unvested stock option and warrant activity during the year ended September 30, 2011 is as follows (no activity during 2010):

Weighted
		Average	Initial
		Exercise	Intrinsic
	Shares	Price	Value

Outstanding, beginning of year	-	$-	$-
Granted	8,225,000	0.06	612,049
Exercised	-	-	-
Forfeited/expired	-	-	-

Outstanding, end of year	8,225,000	$0.06	$612,049

The majority of the options granted vest at the end of the first, second or third year of the agreement for services (director fees, consulting fees and endorsement fees).  After vesting, the option generally can be exercised for a period of five years.

Data concerning all stock options outstanding at September 30, 2011 follows:

		Weighted-
		Average	Number
	Number	Remaining	of
Exercise	of	Contractual	Options
Price Range	Options	Life (Years)	Exercisable

$0.035 -$0.10	7,525,000	5.65	200,000
$0.11 -$0.20	1,150,000	5.29	250,000

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the year ended September 30, 2011 (none in 2010):

2011

Expected term	5-8 years
Expected average volatility	267%-309%
Expected dividend yield	0%
Risk-free interest rate	3.50%
Expected annual forfeiture rate	0%

At September 30, 2011, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.
		Exercise
	Amount	Price	Shares

Convertible debt	$5,000	$0.025	200,000
Convertible debt	$15,000	$0.030	500,000
Convertible debt	$525,000	$0.030	17,500,000
Convertible debt	$360,000	$0.120	3,000,000
Detachable warrants		$0.120	17,500,000
Detachable warrants		$0.120	1,500,004
			40,200,004

10.	COMMITMENTS AND CONTINGENCIES

A vendor of the Company is claiming he is owed $40,200 for services rendered in 2008 and 2009, which amount is included in accounts payable.  The attorney for the vendor offered to accept $5,000 for full settlement of the obligation.

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

Endorsement agreements - The Company has entered into endorsement agreements with a number of sports figures.  Three of the agreements at September 30, 2011 require additional shares to be issued at the end of the next three years, 500,000 shares in 2012, 500,000 shares in 2013 and 250,000 shares in 2014.  In addition, a total of 1,150,000 may be issued in the event certain performance milestones are attained.

The Company also issued stock options as compensation for certain other endorsement agreements.  These agreements have a term of one to five years with Company options to extend the agreements for one to three years at mutually agreeable terms.

11.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

September 30, 2011
Assets:
Available-for-sale securities	$8,320	$8,320	$-	$-

September 30, 2010
Assets:
Available-for-sale securities	$55,806	$55,806	$-	$-

At June 30, 2011 and September 30, 2010, the Company's available-for-sale equity securities were valued using Level 1 inputs as summarized above.  Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.

12. SUBSEQUENT EVENTS:
The Company has evaluated events occurring after the date of these financial statements through January 12, 2012, the date that these financial statements were issued. There were no material subsequent events other than the following:

On January 9, 2012, the Company entered into agreements with holders of warrants to purchase 3,583,334 shares of  common stock at an exercise price of $0.12 per share (the “Initial Warrants”), which Initial Warrants were issued in a first round of private financing completed in May and June 2011 (the “First Round Financing”).  Pursuant to these agreements (a) such holders agreed to exercise their Initial Warrants for cash, and (b) the Company agreed to (i) issue to each of such holders an additional five-year warrant entitling them to purchase a number of shares equal to that acquired upon exercise of their Initial Warrants at an exercise price of $0.25 per share (the “Additional Warrants”) and (ii) grant them certain registration rights under the Securities Act of 1933 with respect to the shares issued upon exercise of the Initial Warrants and issuable upon exercise of the Additional Warrants.  Except for the expiration date and exercise price, the Additional Warrants are identical in form to the Initial Warrants.

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2011.  Our management has determined that, as of September 30, 2011, the Company's disclosure controls and procedures are effective.

Management's report on internal control over financial reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States' generally accepted accounting principles (US GAAP), including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2011.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Our management's report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2011.

ITEM 9B.	OTHER INFORMATION

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The name, age and positions of our directors and executive officers are set forth below:

Name	Age	Position

Brian Tuffin	46	Chief Executive Officer, Acting Chief Financial Officer and Director

Rubin Hanan	44	President and Chief Operating Officer

Aitan Zacharin	27	Chief Marketing Officer, Chief Information Officer and Director

Adam Adler	28	Chief Business Development Officer and Director

Richard Hutchings, Ph.D.	55	Director

David Berkoff, M.D.	41	Director

Set forth below is a description of the background and business experience of each of our directors and executive officers.

Brian Tuffin became a director, President and Chief Operating Officer of the Company on April 14, 2011 and became the Chief Executive Officer and Acting Chief Financial Officer of the Company on November 28, 2011.  Mr. Tuffin began his career at Procter & Gamble in 1988 and advanced through several sales and marketing positions as he elevated through the consumer product giant, then PepsiCo, Draft and SC Johnson over the next 20 years.  Mr. Tuffin spent two years working around the world helping build global capabilities for SC Johnson prior to serving as President of the Canadian company for SC Johnson from March 2000 to December 2004, where he led corporate performance for four of his five years.  In December 2004, Mr. Tuffin partnered with the Clairvest Group to acquire ObusForme for which he served as the Chief Executive Officer until 2008.  Since then, Mr. Tuffin has been an investor in and board member of various medical consumer products companies.

Mr. Tuffin has substantial industry and management experience, having served in senior management positions for the last 23 years.  He has experience in medical and consumer product fields and is uniquely qualified to bring strategic insight, experience and in-depth knowledge to the board.  Mr. Tuffin has a dual Bachelor of Science degree from The Ohio State University.

Rubin Hanan became our President and Chief Executive Officer on November 28, 2011.  Since January 2009, Mr. Hanan has been President of Executive Leadership Intelligence, Inc. (“ELI”), a consulting firm he founded which focuses on retail brand and product development.  From 2006 to 2009, Mr. Hanan served as President and Chief Executive Officer of the Champs Sports division of Foot Locker, Inc., one of the largest retailers of athletic products in the world, where he was responsible for setting overall strategy and managing an organization with 9,000 employees.  From 2005 to 2006, Mr. Hanan served as Chief Executive Officer of Foot Locker Canada and from 2003 to 2005, he served as Senior Vice President of Retail Brand Marketing for parent company Foot Locker, Inc., where he was responsible for the marketing strategy of the Foot Locker, Lady Foot Locker, Kids Foot Locker, Footaction and Champs Sports divisions.  From 2000 to 2003, Mr. Hanan served as Vice President of Marketing of Champs Sports, where he was tasked with refocusing and reinvigorating the division’s marketing strategy.  Mr. Hanan holds bachelor’s degrees in marketing and management from the University of Alabama.  His marketing experience makes him a valuable addition to management.

Aitan Zacharin became Chief Marketing Officer, Chief Information Officer and a director of the Company on March 25, 2011. From 2004 through 2011, Mr. Zacharin served as Chief Executive Officer and President of Affilico, a performance-based marketing and customer-acquisition firm, where he was responsible for the development and viral expansion of the company’s local digital marketing platform. In 2008 he founded Qualents, a provider of on-demand recruiting intel for the global staffing industry. He developed an intelligent recruiting platform to support top-tier staffing business in targeting passive candidates. The platform was developed to save hundreds of recruiting firms significant amounts of time and money in sourcing qualified candidates. Mr. Zacharin holds dual bachelor’s degrees from the University of South Florida in Tampa. Mr. Zacharin’s experience brings added marketing and technical expertise to the board of directors.

Adam Adler became Chief Executive Officer, Acting Chief Financial Officer and a director of the Company on April 14, 2011.  On November 28, 2011, he stepped down from the positions of Chief Executive Officer and Acting Chief Financial Officer and subsequently assumed the position of Chief Business Development Officer, while continuing to serve as director.  From 2007 until joining the Company, Mr. Adler acted in various consulting capacities.  In 2005, Mr. Adler co-founded the Ultimate Social Network, Inc., a social networking and modeling contact website, and served as its CEO until is sale in 2007.  The social networking and modeling contest website worked with many Fortune 500 companies, of which Mr. Adler built and maintained close relationships with and which experience makes Mr. Adler a valuable member of our board.  Mr. Adler holds dual bachelor’s degrees from the University of South Carolina in Columbia, South Carolina.

Richard S. Hutchings, Ph.D., who joined our board of directors on June 2, 2011, began his professional career in 1983 with Drackett Company, where he served as director of such products as Windex™, Endust™, Vanish™, and Renuzit™.  Under his leadership, Drackett secured patents for sodium chlorite-based odor elimination, oxidation chemistry, and the invention of the Vanish™ Drop-ins automatic toilet bowl cleaner.  When SC Johnson acquired Drackett in 1992, Dr. Hutchings remained with the company and advanced through a series of senior roles including service on the acquisition team for Dow Brands and subsequently as global head of research, development and engineering for the launch of both the Glade™ Liquid Electric Air Freshener and Oust™ Odor Eliminator, before becoming SC Johnson’s global Chief Technical Officer in October 2004.  Dr. Hutchings retired from SC Johnson in January 2008.

Dr. Hutchings holds a bachelor’s degree in chemistry and physics from Mercer University and a Ph.d. in physical chemistry from the University of Tennessee, Knoxville, where his thesis work focused on solution thermodynamics.  We believe that his scientific and technical experience brings a significant addition to our Board of Directors.

David J. Berkoff M.D. who joined our board of directors on June 22, 2011, is a practicing physician in the fields of emergency medicine and sports medicine.  From 2007 to 2011, he practiced at Duke University Medical Center and also served as an Associate Professor at Duke University Medical School in the areas of Emergency Medicine and Sports Medicine, as well as a team physician to many of Duke University’s sports teams.  In July 2011, Dr. Berkoff joined the Department of Orthopedics at the University of North Carolina, Chapel Hill School of Medicine.

Dr. Berkoff received his undergraduate degree from the University of Michigan and completed his medical training at the Albert Einstein College of Medicine at Yeshiva University in New York City.  We believe Dr. Berkoff’s extensive experience and research with top athletes and endurance sports make him ideally suited to help guide our Company’s ongoing product development and commercial product efforts.

There are no family relationships among our directors and executive officers.

Terms of Directors and Executive Officers

Effective with the filing with the Secretary of State of Nevada of our Amended and Restated Articles of Incorporation on November 27, 2011, our board of directors has been divided into three classes, Class I, Class II and Class II.  Class I, Class II and Class III directors will initially be elected at the Company’s next annual meeting of shareholders for terms of one year, two years and three years, respectively.  Class I directors elected at the next annual meeting will hold office for one year; Class II directors will hold office for two years; and Class III directors will hold office for three years; and, in each case, until their successors are duly elected and qualified or until their earlier death, resignation or removal.  At each annual meeting of shareholders, directors elected to succeed those in the class whose terms then expire will be elected for three-year terms so that the terms of one class of directors will expire each year.  Thus, our shareholders will elect only approximately one-third of the directors at each annual meeting.  In addition, the board of directors may fill any vacancies which occur for the remainder of the term of the director who ceases to be a director.  We have not yet designated which directors will be in each class.

Our executive officers are elected by our board of directors and serve at the discretion of the board.

Board Committees

Our board of directors does not currently have an audit committee, a compensation committee, or a corporate governance committee.  The board of directors performs these functions as a whole.  We plan to appoint additional independent directors and establish such committees in the near future.

Board of Directors Role in Risk Oversight

The board of directors has periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes.  Two the Company’s five current directors are independent directors.  The Company believes that the board’s role in risk oversight does not materially affect the leadership structure of the Company.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees.  The code of ethics codifies the business and ethical principals that govern all aspects of our business.  This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from our Secretary at our executive offices in Aventura, Florida.  A copy of our code of ethics is also available on our website at www.fusescience.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership of, and transactions in, our equity securities with the Securities and Exchange Commission (the “SEC”).  Such directors, executive officers and 10% shareholders also are required to furnish us with copies of all Section 16(a) reports they file.

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% shareholders were complied with during fiscal 2010, with the exception of the following:

•	Late filing of Form 3 on behalf of Dr. Richard Hutchings
•	Late filing of Form 3 on behalf of Dr. Craig Berkoff.

We believe that each of the foregoing was inadvertent.

Advisory Board

The Company has also established an advisory board, whose members meet periodically, in person or by telephone with management and/or the board of directors to advise on scientific, product development and marketing matters.  The current members of the advisory board are:

James T. Frederick, Ph.D. is currently Head of Human Resources, Latin America for medical giant, Covidien.  Dr. Frederick is a proven global human resource executive who has built businesses with superior talent throughout the world over the past twenty-five years.  Dr. Frederick has firsthand human resources experience in more than 50 countries throughout North America, Europe, Asia, Africa and Latin America, Europe, Asia, Africa and Latin America.  His experience working with executives and leaders of Fortune 25 companies spans across the full human resources spectrum with particular expertise in talent acquisition and organizational design for fast moving companies.  He has led several acquisition integrations on a global scale and implemented high performing work teams that generated industry-leading results in the medical and consumer products fields.  Dr. Frederick received his bachelor’s degree from the University of Wisconsin and his master’s and Ph.D. degrees from the Illinois Institute of Technology.  He has published a variety of articles in The Journal of Applied Psychology, Personnel Psychology and The Academy of Management.

Jeanne Hebert brings more than twenty years sales, marketing and research experience in the pharmaceutical and medical device industries, having worked for leading global manufacturers Bristol-Myers Squibb, Bayer Pharmaceutical, Merck & Co. and Integral Orthopedics, Inc.  During her tenure at Merck, she provided direction on science-based content to support Merck's strategic objectives in the Respiratory and Ophthalmology franchises.  As a member of their scientific advisory board, she created the scientific platform for the Respiratory Health Science organization.  In addition to crafting compelling sales messages from the supporting science, her role involved identifying and engaging thought leaders (leading researchers and academics), in peer-level, scientific discussions to convert them into advocates for Merck's products.

In 2005, Ms. Hebert joined Integral Orthopedics as vice president of marketing and member of the senior executive team.  In this capacity, she advanced product innovation through development and commercialization phases, including work with suppliers on product design and advanced medical prototyping.  Hebert led aggressive corporate intellectual property protection via case management, better designs and web protection strategies to strengthen the company's defenses against competition.  In her executive capacity, she also designed and initiated Integral Orthopedics' internal and external clinical studies and provided oversight on testing of new products in the company's internal research facility, leading to favorable outcomes and the launch of several new products.

Neil Chin currently serves as Chief Marketing Officer at Alasko Foods, Inc., a Canadian company specializing in premium quality frozen fruits and vegetables from around the world.  Prior to joining Alasko, Mr. Chin held senior management positions at such leading global consumer packaged goods companies as SC Johnson, General Mills and Primo/Old El Paso Foods in Canada and the United States.  Most recently, he served as vice president of marketing at SC Johnson, leading year-over-year market share growth for more than 200 new and established brands that redefined multi-million dollar categories.  Over the years, he has managed such leading global brands as Windex®, Pledge®, Raid®, Glade®, ZipLoc®, Nature Valley® and Old El Paso®.  Mr. Chin has also launched numerous new products successfully, rebuilt existing brands, pioneered new business channels, and developed new integrated marketing approaches to connect with consumers.  He holds a bachelor's degree in business administration, with honors, from Wilfrid Laurier University, and a master's certificate in marketing communications from the Schulich Executive School of Business.

Rick Harris is the owner of RL Enterprise & Associates, LLC and the former vice president of North American sales at Michelin, the world's leading tire company.  In this capacity, he grew the company's market share with independent retailers, car dealers, distributors, wholesalers and other major accounts across both the U.S. and Canada.  Today, Michelin's North American market performance remains unsurpassed, in part due to Mr. Harris' legacy of leadership and his ability to transfer learning across distribution channels and industries.  Earlier, over a 19-year career at SC Johnson, Mr. Harris advanced through sales, marketing and general management positions to eventually become the company's U.S. national sales manager, directly overseeing 350 salespeople with more than $1 billion in annual sales.  He was subsequently appointed president and general manager of SC Johnson's Puerto Rico and Caribbean operations, and under his leadership, the subsidiary delivered the highest sales, market share and profit growth in its history, while becoming the company's fastest growing operation.  Mr. Harris later founded RL Enterprise & Associates, LLC, specializing in business development consulting, executive coaching and recruiting.  He is an alumnus of The Ohio State University, where he holds bachelor’s and MBA degrees from the Fisher School of Business.  Mr. Harris was recently appointed by the Governor of the State of South Carolina and approved by the South Carolina Senate to the state's Commission of Minority Affairs as board member and chairperson.

Members of the advisory board serve at the pleasure of the board of directors.  Upon joining the advisory board, each member was granted options to purchase 400,000 shares of our common stock at fair market value as of the date of grant.  The options vest in two equal installments on the first and second anniversaries of the date of grant, provided the optionee then continues to serve as a member of the advisory board.  Each installment of the option is exercisable for a period of five years form the date it vests.

ITEM II.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three fiscal years ended September 30, 2011.

				Stock
Name and Principal Position	Year	Salary	Bonus	Awards	Total

Adam Adler	2011	$105,760	$-	$-	$105,760
Director, CEO and Acting CFO(1)	2010	N/A	N/A	N/A	N/A
	2009	N/A	N/A	N/A	N/A

Brian Tuffin	2011	$105,760	$-	$-	$105,760
Director, President and COO(2)	2010	N/A	N/A	N/A	N/A
	2009	N/A	N/A	N/A	N/A

Aitan Zacharin	2011	$118,140	$-	$144,000	$262,140
Director, Chief Marketing Officer	2010	N/A	N/A	N/A	N/A
and Chief Information Officer	2009	N/A	N/A	N/A	N/A

M.E. "Hank" Durschlag	2011	$47,000	$-	$-	$47,000
Director, President, CEO and	2010	12,000	-	-	12,000
Acting CFO(3)	2009	16,227	-	-	16,227

(1)	On November 28, 2011, Mr. Adler resigned as CEO and Acting CFO. He subsequently assumed the position of Chief Business Development Officer of the Company.
(2)	Mr. Tuffin was appointed CEO and acting CFO of the Company on November 28, 2011.
(3)	Mr. Durschlag resigned his positions with the Company April 14, 2011.

Required columns for option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

Employment and Consulting Agreements

On March 25, 2011, the Company entered into an employment agreement with Aitan Zacharin (the “Zacharin Employment Agreement”) pursuant to which Mr. Zacharin became the Chief Marketing Officer and Chief Information Officer of the Company.  The term of the Zacharin Employment Agreement is on an “at-will” basis.  Mr. Zacharin receives a base salary of Eighteen Thousand Dollars ($18,000) per month, subject to the Company having sufficient funds, and received a sign-on bonus of 6,400,000 shares of our common stock on the date of execution of the Zacharin Employment Agreement.  Mr. Zacharin may also be entitled to receive a discretionary performance bonus based upon the sales and profitability of the Company payable in cash or equity, in the sole and absolute discretion of the board of directors.

On April 14, 2011, the Company entered into an employment agreement with Adam Adler (the “Adler Employment Agreement”) pursuant to which Mr. Adler became the Chief Executive Officer of the Company.  The term of the Adler Employment Agreement is on an “at-will” basis.  Mr. Adler receives a base salary of Eighteen Thousand Dollars ($18,000) per month, subject to the Company having sufficient funds, and a monthly car allowance of $1,000.  Mr. Adler may also be entitled to receive a discretionary performance bonus based upon the sales and profitability of the Company payable in cash or equity, in the sole and absolute discretion of the board of directors.  On November 28, 2011, Mr. Adler resigned as Chief Executive Officer and Acting Chief Financial Officer of the Company and subsequently assumed the position of Chief Business Development Officer of the Company.  His employment agreement remains in effect.

On April 14, 2011 the Company entered into an employment agreement with Brian Tuffin (the “Tuffin Employment Agreement”) pursuant to which Mr. Tuffin became the President and Chief Operating Officer of the Company.  The term of the Tuffin Employment Agreement is on an “at-will” basis.  Mr. Tuffin receives a base salary of Eighteen Thousand Dollars ($18,000) per month, subject to the Company having sufficient funds, and a monthly car allowance of $1,000.  Mr. Tuffin may also be entitled to receive a discretionary performance bonus based upon the sales and profitability of the Company payable in cash or equity, in the sole and absolute discretion of the board of directors.  Mr. Tuffin was appointed Chief Executive Officer and Acting Chief Financial Officer of the Company on November 28, 2011.

On November 28, 2011, the board of directors appointed Rubin Hanan, who served as a consultant to the Company since June 2011, to the offices of President and Chief Operating Officer.  We are presently party to a consulting services agreement with Executive Leadership Intelligence, Inc. (“ELI”), a consulting firm which Mr. Hanan founded (the “Consulting Agreement”) which has an initial term through June 2012, renewing for successive one-year terms unless earlier terminated as provided therein.  Pursuant to the Consulting Agreement, ELI receives a monthly retainer of $5,000 and reimbursement of out-of-pocket expenses and Mr. Hanan received 1,500,000 restricted shares of our common stock (the “Shares”), on June 28, 2011 (the “Effective Date”).  1,000,000 of the Shares are subject to forfeiture if prior to the first anniversary of the Effective Date, the Consulting Agreement is terminated either by ELI without Good Reason (as defined therein) or by the Company for Cause (as defined therein).  In addition, 500,000 of the Shares are subject to forfeiture if prior to the eighteen (18) month anniversary of the Effective Date, the Consulting Agreement is terminated by ELI without Good Reason or by the Company for Cause.  The Consulting Agreement contains confidentiality and non-solicitation provisions for ELI and a non-circumvention provision for the Company

In connection with his becoming the Company’s President and Chief Operating Officer, we granted Mr. Hanan options under our 2011 Incentive Stock Plan to purchase 4,500,000 shares of our common stock at an exercise price of $0.445 per share, which was fair market value on November 28, 2011, the date of grant.  The options are exercisable at any time and from time to time during a three-year period from the date of grant and are otherwise subject to the terms and conditions of the 2011 Incentive Stock Plan.  We also anticipate that the Consulting Agreement will be replaced with an employment agreement to be negotiated between Mr. Hanan and us.

Compensation Committee Interlocks and Insider Participation

The Company has not yet established a compensation committee.  Accordingly, all compensation discussions are made by our board of directors as a whole.  Brian Tuffin, Adam Adler and Aitan Zacharin, who are executive officers, are members of the board of directors.

Other Executive Officer Compensation Tables

All other tables relating to compensation of executive officers have been omitted as inapplicable.

Compensation of Directors Table

The following table summarizes all compensation paid to our directors for the fiscal year ended September 30, 2011.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards (#)		Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brian Tuffin	0	0		0	0	0	0	0

Aitan Zacharin	0	6,400,000	1	0	0	0	0	0

Adam Adler	0	0		0	0	0	0	0

Richard S. Hutching, PhD.	0	0		500,000	0	0	0	0

David J. Berkoff, M.D.	0	0		500,000	0	0	0	0

M.E. “Hank” Durschlag 2	0	0		0	0	0	0	0

Erik Phillips 2	0	0		0	0	0	0	0

(1)	Represents a sign-on bonus received by Mr. Zacharin upon execution of his employment agreement with the Company in March 2011.
(2)	Resigned as a director effective April 14, 2011.

Narrative Disclosure to the Director Compensation Table

Our non-employee directors will be compensated with options to purchase common stock or awards of common stock.  Currently, each non-employee director receives options to purchase 500,000 shares upon joining the board, which options vest in two (2) equal installments on the first and second anniversaries of their joining the board.  Each installment is exercisable for five (5) years form the date it vests.

2011 Incentive Stock Plan

 Our 2011 Incentive Stock Plan, which was adopted by our board of directors in October 2011 and ratified by our shareholders in December 2011, provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants.  Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing.  The 2011 Incentive Stock Plan currently is administered by the board of directors.  20,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2011 Incentive Stock Plan.  Options to purchase 4,500,000 shares of our common stock at an exercise price of $0.445 per share, which were granted to Rubin Hanan in connection with his appointment as President and Chief Operating Officer are outstanding under this plan as of December 31, 2011.

2011 Endorsers Incentive Stock Plan

Our 2011 Endorsers Incentive Stock Plan, which was adopted by our board of directors in October 2011, provides for equity incentives to be granted to athletes and other celebrities who endorse our present and planned products.  Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Endorsers Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing.  The 2011 Endorsers Incentive Stock Plan is currently administered by the board of directors.  60,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2011 Endorsers Incentive Stock Plan.  Options to purchase 29,500,000 shares of our common stock at exercise prices ranging from $0.05 to $0.46 are outstanding under this plan as of December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of outstanding common stock, as of the date of this report by:

•	each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock;
•	each of Company’s directors;
•	each of the Company’s executive officers; and
•	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the SEC’s rules and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty (60) days of the date of this report.

Unless otherwise indicated, the address for those listed below is Fuse Science, Inc., 20900 NE 30th Avenue, Eighth Floor, Aventura, Florida 33180.  Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The number of shares of the common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or convertible securities held by such persons that are exercisable within 60 days of the Record Date, but excludes shares of common stock underlying options or other convertible securities held by any other person.  The number of shares of common stock outstanding as December 31, 2011 was 110,162,036.  Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

Name of Beneficial Owner	Number of Shares Of Common Stock Beneficially Owned		Percent of Class

Directors and Executive Officers

Brian Tuffin	6,007,000		5.5%

Aitan Zacharin	6,400,000		5.8%

Adam Adler	6,332,000		5.7%

Rubin Hanan	1,500,000	(1)	1.4%

Richard S. Hutchings, Ph.D.	- 0 -		- 0 -

David J. Berkoff, M.D.	- 0 -		- 0 -

All directors and executive officers as a group (six persons)	20,239,000		18.4%

Other 5% or Greater Shareholders:

Leonard Adler (2) 4650 N. Ironwood Drive North Myrtle Beach, South Carolina 29582	6,482,051		5.9%

(1)	Certain of these shares may be subject to forfeiture. See“Item 11. Executive Compensation.”
(2)
Leonard Adler is the father of Adam Adler, our Chief Business Development Officer and former Chief Executive Officer.  Neither Leonard Adler nor Adam Adler has any beneficial ownership interest in the shares held by each other.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 1, 2011, we had no compensation plans in place under which shares of our common stock were authorized for issuance.

See “Item 11. Executive Compensation” with respect to individual share awards and option grants made during fiscal 2010 to Aitan Zacharin, our Chief Marketing Officer and Chief Technical Officer, Rubin Hanan, a consultant who subsequently became our President and Chief Executive Officer and Drs. Richard Hutchings and David Berkoff, two independent directors.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See “Item 1.  Business” with respect to the relating agreements with certain of our executive officers with respect to the acquisition of certain assets relating the Company’s present business and “Item 11.  Executive Compensation” with respect to the Consulting Agreement between the Company and ELI, an affiliate of Rubin Hanan, our President and Chief Operating Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Paritz & Company, P.A. (the “Auditor”) has billed $11,700 during 2011 for review of our quarterly reports for the year ended September 30, 2011 and the audit for the year ended September 30, 2010.  The Auditor billed $4,000 for review of our quarterly reports for the year ended September 30, 2010 during 2010.  No fees have been billed for the audit for fiscal 2011 as of the date of this report.

Audit Related Fees

None.

Tax Fees

Not applicable.

Other Fees

None.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements – The following financial statements of Fuse Science, Inc. are contained in Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accountants
•	Consolidated Balance Sheets at September 30, 2011 and 2010
•	Consolidated Statements of Operations – For the years ended September 30, 2011 and 2010 and Inception (January 20, 2009) to September 30, 2011
•	Consolidated Statements of Stockholders' Equity (Deficit) - For the years ended September 30, 2011 and 2010
•	Consolidated Statements of Cash Flows - For the years ended September 30, 2011 and 2010 and Inception (January 20, 2009) to September 30, 2011
•	Notes to the Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3(i)	Amended and Restated Articles of Incorporation(1)
3(ii)	Amended and Restated Bylaws(1)
10.1	Employment Agreement between the Company and Aitan Zacharin(2)
10.2	Employment Agreement between the Company and Brian Tuffin(3)
10.3	Employment Agreement between the Company and Adam Adler(3)
10.5	Consulting Services Agreement between the Company and Executive Leadership Intelligence, Inc.(4)
10.6	2011 Stock Incentive Plan(1)
10.7	2011 Endorsers Stock Incentive Plan(5)
10.8	Code of Ethics(5)
22	Subsidiaries(5)
31.1
Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(5)

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(5)

(1)	Filed as an exhibit to the Company's Definitive Information Statement on Schedule 14C dated December 6, 2011 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 25, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated April 14, 2011 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 30, 2011 and incorporated herein by reference.
(5)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 13, 2012.

FUSE SCIENCE, INC.

By:	/s/ Brian Tuffin
Brian Tuffin, Chief Executive Officer and Acting
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Date	Title (Capacity)	Signature

January 13, 2012	Chief Executive Officer	/s/ Brian Tuffin
	and Acting Chief Financial Officer	Brian Tuffin

January 13, 2012	Chief Marketing Officer,	/s/ Aitan Zacharin
	Chief Information Officer	Aitan Zacharin
and Director

January 13, 2012	Chief Business Development	/s/ Adam Adler
	Officer and Director	Adam Adler

January 13, 2012	Director	/s/ David Berkoff, M.D.
David Berkoff, M.D.

January 13, 2012	Director	/s/ Richard Hutchings, Ph.D.
Richard Hutchings, Ph.D.