Form 10-Q
period 2011-12-31
Fuse Science, Inc.
filed 2012-02-21
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended: December 31, 2011

Commission File Number: 000-22991

Fuse Science, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA	87-0460247
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6135 NW 167 Street Suite E-21 Miami Lakes, FL 33015

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

The number of shares outstanding of registrant's common stock, par value $0.001 per share, as of February 17, 2012 was 114,728,501.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Balance Sheets

December 31, 2011 and September 30, 2010

	Decemeber 31,	September 30,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,499	$147,907
Prepaid expenses	58,910	59,264
Total current assets	214,408	207,171
Other assets:
Available-for-sale investments	18,560	8,320
IT Property, net	13,750
Intellectual property, net	133,674	126,917
Total other assets	165,984	135,237

Total assets	$380,393	$342,408
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	354,130	341,835
Accounts payable - related parties	19,171	28,732
Convertible notes payable, net	902,607	606,976
Accrued expenses	139,134	21,684
Total current liabilities	1,415,042	999,227

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued
and outstanting; $100 per share liquidation preference	-	-
Common stock, $.001 par value; authorized 400,000,000 shares; 94,278,705 and 93,612,039 shares issued and outstanding at December 31, 2011
and September 30, 2010, respectively	94,279	93,612
Additional paid-in capital	17,809,720	12,667,350
Intrinsic value of stock options	(4,847,861)	(680,711)
Non-controlling interest	(126,344)	(126,344)
Deferred consulting fees	(837,597)	(541,558)
Accumulated other comprehensive income (loss)	12,830	2,590
Accumulated deficit:		-
During the development stage	(3,262,822)	(2,194,904)
Other	(9,876,853)	(9,876,854)
Total accumulated deficit	(13,139,675)	(12,071,758)
Total stockholders' deficit	(1,034,649)	(656,819)
Total liabilities and stockholders' deficit	$380,393	$342,408

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Operations

Three Months Ended December 31, 2011 and 2010 and from Inception

(January 20, 2009) through December 31, 2011

(Unaudited)

			Development
			Stage Inception
			(January 20, 2009)
			Through
	2011	2010	December 31, 2011
Revenue
Management income - affiliate	$-	$-	$11,367
Total income	-	-	11,367
Expenses:
Non cash compensation	468,622	3,000	1,115,662
General and administrative expense	339,908	17,161	1,428,363
Total expenses	808,530	20,161	2,544,025
Loss from operations	(808,530)	(20,161)	(2,532,658)
Other income (expense):
Interest and other income	-	-	9,629
Interest expense	(39,713)	(3,923)	(84,859)
Beneficial conversion feature of convertible notes payable	(219,676)		(591,987)
Realized gain (loss)	-	2,348	(15,552)
Other than temporary decline in available-for-sale securities	-	-	(50,900)
Other income (expense)	(259,389)	(1,576)	(733,669)
Loss before non-controlling interest	(1,067,919)	(21,737)	(3,266,327)
Non-controlling interest	-	-	3,504
Net loss	(1,067,919)	(21,737)	(3,262,823)

Loss per share, basic and diluted	$-	$-

Weighted average shares outstanding	94,278,691	50,925,820

Other comprehensive income
Net loss			(3,262,823)
Unrealized gain (loss) on available-for-sale securities	12,830	-	8,950
Net comprehensive loss	$(1,055,089)	$(21,737)	$(3,253,873)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Consolidated Statements of Changes in Stockholders' Deficit

From Inception (January 20, 2009) Through December 31, 2011

(Unaudited)

					Additional	Intrinsic Value
	Preferred Stock		Common Stock		Paid-in	of Common
	Shares	Par	Shares	Par	Capital	Stock Options

Balance, January 20, 2009	-	$-	50,925,820	$50,926	$9,946,022	$-
Unrealized loss from available-
for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, September 30, 2009	-	-	50,925,820	50,926	9,946,022	-
Noncontrolling interest	-	-	-	-	-
Unrealized loss from available-
for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, September 30, 2010	-	-	50,925,820	50,926	9,946,022	-
Unrealized gain from available-
for-sale securities	-	-	-	-	-
Common stock issued for:
Services	-	-	11,850,000	11,850	1,140,150
Convertible notes payable	-	-	5,539,219	5,539	134,517
License	-	-	2,000,000	2,000	76,000
Acquisition of FS Research and
Development, Inc			23,297,000	23,297	(23,297)
Convertible notes payable:
Detachable warrants	-	-	-	-	310,775
Beneficial conversion feature	-	-	-	-	372,311
Stock options granted	-	-	-	-	710,872	(710,872)
Amortize intrinsic value of stock options	-	-	-	-	-	30,161
Net loss	-	-	-	-	-
Balance, September 30, 2011	-	-	93,612,039	93,612	12,667,350	(680,711)
Unrealized gain from available-
for-sale securities
Common stock issued for Convertible
notes payable			666,667	667	19,333
Convertible notes payable:
Detachable warrants					153,446
Beneficial conversion feature					83,078
Stock options granted					4,886,514	(4,441,551)
Amortize intrinsic value of stock options					274,401
Net loss
Balance, December 31, 2011	-	$-	94,278,706	$94,279	$17,809,721	$(4,847,861)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Consolidated Statements of Changes in Stockholders' Deficit, Continued

From Inception (January 20, 2009) Through December 31, 2011

(Unaudited)

			Accumulated
	Non	Deferred	Other	Accumulated Deficit
	Controlling	Consulting	Comprehensive	Development
	Interest	Fees	Income	Stage	Other	Total

Balance, January 20, 2009	$-	$-	$-	$(97,895)	$(9,999,694)	$276,724
Unrealized loss from available-for-sale securities	-	-	(248,385)	-	-	(248,385)
Net loss	-	-	-	(97,895)	-	(97,895)
Balance, September 30, 2009	-	-	31,085	(97,895)	(9,999,694)	(69,556)
Noncontrolling interest	(126,340)		-	3,500	122,840	-
Unrealized loss from available-for-sale securities	-		(31,538)	-	-	(31,538)
Net loss	(4)		-	(80,348)	-	(80,352)
Balance, September 30, 2010	(126,344)	-	(453)	(174,743)	(9,876,854)	(181,446)
Unrealized gain from available-for-sale securities	-	-	3,043	-	-	3,043
Common stock issued for:
Services	-	(609,000)	-	-	-	543,000
Convertible notes payable	-	-	-	-	-	140,056
License	-	-	-	-	-	78,000
Acquisition of FS Research & Development, Inc.	-	-	-	-	-	-
Convertible notes payable:
Detachable warrants	-	-	-	-	-	310,775
Beneficial conversion feature	-	-	-	-	-	372,311
Amortize deferred consulting		67,442				67,442
Amortize intrinsic value of stock options						30,161
Net loss	-		-	(2,020,161)	-	(2,020,161)
Balance, September 30, 2011	(126,344)	(541,558)	2,590	(2,194,904)	(9,876,854)	(656,819)
Unrealized gain from available-for-sale securities			$12,830			12,830
Common stock issued for
Convertible notes payable
Convertible notes payable:
Detachable warrants
Beneficial conversion feature
Amortize deferred consulting
Amortize intrinsic value of stock options
Net loss				$(398,928)		$(398,928)
Balance, December 31, 2011	$(126,344)	$(541,558)	$15,420	$(2,593,832)	$(9,876,854)	$(1,042,917)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Cash Flows

Three Months Ended December 31, 2011 and 2010 and from Inception

(January 20, 2009) through December 31, 2011

(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011	2010	December 31, 2011

Operating activities:
Net loss	$(1,067,919)	$(21,738)	$(3,262,823)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Amortization:
Intellectual property	249		1,332
Deferred consulting fees	148,924		216,366
Stock options	274,401		304,562
Other than temporary decline in available-for-sale securities	-		50,900
Common stock issued for services	-	-	543,000
Intrinsic value of common stock options	-	-	-
Convertible notes payable:
Amortization of detachable warrants	17,479	-	30,230
Beneficial conversion feature	219,676	-	591,987
Investment received for management services			(8,800)
Accrued interest income	-	-	(4,909)
Gain on sale of investment	-	(2,348)	15,552
Non-controlling interest	-	-	(3,504)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	-	-	(4,686)
Prepaid expenses	355	(5,000)	(58,909)
Accounts payable and accrued expenses	120,619	8,204	483,402
Accounts payable and accrued expenses - related parties	-	(20,426)	-
Advances from related parties for working capital	-	-	6,660
Net cash used in operating activities	(286,216)	(41,308)	(1,099,642)
Investing activities:
Proceeds from investments	-	52,876	75,876
Additions to IT assets	(13,750)	-	(13,750)
Intellectual property	(7,440)	(15,000)	(57,440)
Net cash provided by investing activities	(21,190)	37,876	4,686
Financing activities:
Loan proceeds	315,000	-	1,246,650
Loan repayment	-	(2,660)	(2,660)
Net cash provided by investing activities	315,000	(2,660)	1,243,990
Net increase (decrease) in cash and cash equivalents	7,594	(6,092)	149,034
Cash and cash equivalents, beginning of period	147,905	8,619	6,465
Cash and cash equivalents, end of period	$155,499	$2,527	$155,499

Continued

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Cash Flows, Continued

Three Months Ended December 31, 2011 and 2010 and from Inception

(January 20, 2009) through December 31, 2011

(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011	2010	December 31, 2011

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$-	$-
Income taxes	-	-	-

Non-cash investing and financing activities:
Note payable issued to acquire investment	$-	$-	$100,000
Accrued interest receivable included in amended notes	-	-	-
Convertible notes payable issued for advances from affiliates	-	-	-
Convertible notes payable issued for accounts payable to affiliates	-	-	-
Comon stock issued for convertible notes payable and accrued interest	20,000	-	160,055
Common stock issued for license	-	-	78,000
Common stock issued to acquire Fuse Science, Inc.	-	-	23,297

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1:	ORGANIZATION

GENERAL

The financial statements included in this report have been prepared by Fuse Science, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation. These financial statements have not been audited.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete fiscal year.

CONSOLIDATION POLICY AND HISTORY OF BUSINESS

The consolidated financial statements of the Company include the accounts of the Company, Fuse Science, Inc. ("FUSE") its wholly-owned subsidiary and Ultimate Social Network, Inc. ("USN") its 60%-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company was originally incorporated in 1985 in Nevada. Its securities now trade on the OTCQB under the symbol DROP.PK.

DEVELOPMENT STAGE

At the time of filing Form N-54c with the SEC on January 20, 2009, the Company had limited resources and did not have sufficient capital to complete its business plans. Accordingly, the operations of the Company, is presented as those of a development stage enterprise, from January 20, 2009, which is treated as its inception for financial reporting purposes.

GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company had a net loss from operations of $1,067,919 and recognized an unrealized gain on investments of $12,830 resulting in a comprehensive loss of $1,055,089 during the three months ended December 31, 2011. Included in this loss, the Company recorded non-cash compensation of $468,622, which relates to contracts entered into by the Company for current and future services undertaken for marketing and promotional activities by brand athletes through endorsement contracts, as well as contracts with consultants to provide professional services and employment contract with the Company’s key employees. At December 31, 2011, current assets are $214,408 and current liabilities are $1,415,042.

The Company expects to raise necessary capital from private placements of its restricted securities, including common stock and convertible notes. The Company has demonstrated an ability to raise funds as needed to fund operations and investments. During the quarter ended December 31, 2011, the Company issued a one-year 8% secured senior convertible promissory note in the amounts of $180,000. The promissory notes include five-year warrants to purchase 750,000 shares of common stock at a price of $0.12 per share. In December 2011, the Company also issued two 90-Day 8% Senior Subordinated Convertible Promissory Notes with Subscription Options (“the December Notes”) in the amounts of $75,000 and $60,000. An additional December Note in the principal amount of $50,000 was issued in January 2012.The December Notes were issued in contemplation of a larger subsequent financing which was ultimately completed in February 2012. The December Notes’ subscription option gives the holder’s the right to convert principal and accrued interest into securities offered in the subsequent financing. In the event the Company did not undertake the subsequent financing, the December Notes with accrued interest would convert into Units consisting of 10 shares of the Company’s common stock and warrants to purchase an additional six shares of the Company’s common stock. The number of units issuable upon the conversion would be equal to the value of note plus accrued interest divided by $1.50. If the subsequent financing did not take place, the December Notes would include five-year warrants to purchase 300,000 and 240,000 shares of common stock respectively at a price of $0.18 per share. However, the December Notes were converted in subscription for the securities sold in the subsequent financing there can be no assurance that the Company will secure funding to implement the Company’s business plan.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets and intangible assets for impairment whenever events change or if circumstances indicate that the carrying amount of any assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the expected future net undiscounted cash flows generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset.

RECLASSIFICATION

Certain reclassifications have been made in the condensed consolidated financial statements at December 31, 2010 and for the three months ended December 31, 2010 to conform to the December 31, 2011 presentation. The reclassifications had no effect on net loss.

FISCAL YEAR

Fiscal 2012 refers to periods in the year ending September 30, 2012. Fiscal 2011 refers to periods in the year ended September 30, 2011.

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

NEW ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards and their effect on the Company, as issued by the Financial Accounting Standards Board in the form of Accounting Standards Updates ("FASB"). We have evaluated all recent accounting pronouncements through July 31, 2011 and find none that would have a material impact on the financial statements of the Company, except for those detailed below.

2.	INVESTMENTS

While the Company was operating as a Business Development Company (“BDC”) under the Investment Company Act of 1940 from 2007 until withdrawing such election in January 2009 and for a period thereafter there were a number of relationships established which resulted in the majority of the Company's investments being considered investments in affiliates. Currently, all of those relationships have ceased and the Company no longer has an affiliate relationship with its investments. Available-for-sale investments may be summarized as follows:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Gains (Losses)	Value
December 31, 2011
Efftec International, Inc.	$4,200	$-	$(4,000)	$200
North American Energy	1,530	-	16,830	18,360
	$5,730	$-	$12,830	$18,560

September 30, 2011
Efftec International, Inc.	$4,200	$-	$(2,000)	$2,200
North American Energy	1,530	-	4,590	6,120
	$5,730	$-	$2,590	$8,320

Efftec International, Inc. ("EFFI") has developed an Internet-based chiller tool. EFFI installs and sells this tool to its customer base. At December 31, 2011, the Company valued its investment in EFFI at $200 based on its posted bid price on that date. During the year ended September 30, 2010, the Company received 20,000 shares of EFFI common stock for a management contract valued at $8,800 (based on the trading price of EFFI on the date of the contract), collected $6,500 in cash as partial payment on its convertible note and received 624,761 shares of EFFI common stock in exchange for the balance of the convertible note and accrued interest receivable (convertible at $0.09 per share). The Company sold 110,000 shares of EFFI for $16,500 during the year ended September 30, 2010 and realized a profit of $6,600. During the three months ended December 31, 2011 and 2010, the Company did not sell any shares. The Company owns 20,000 shares on December 31, 2011.

North American Energy Resources, Inc. ("NAEY") is an oil and gas development and production company with operations currently in Oklahoma. The Company valued its investment in NAEY shares at its posted trading price at December 30, 2011. The Company owns 153,000 shares on December 31, 2011.

Fair value for both available-for-sale securities is based on level one inputs, the posted bid/last trading price on December 30, 2011.

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

The Fundamental Benefits:
*	Faster and more complete absorption into the body
*	Reduced side affects associated with enteral administration
*	Improved ease of consumption (A Drop under the tongue vs. a horse pill to swallow or an injection to administer)
*	Improved formulations with time released technology to improve product efficacy
*	And greater consumer satisfaction and usage

4.	CONVERTIBLE PROMISSORY NOTES

The Company had the following convertible notes payable at December 31, 2011 and September 30, 2011.

	December 31,	September 30,
	2011	2011
Convertible notes payable with interest at 12%	$20,000	$20,000
8% One year senior secured convertible promisory note due June 20, 21012	$318,262	$327,405
8% One year senior secured convertible promisory note due September 9, 2012	$264,513	$259,571
8% One year senior secured convertible promisory note due October 25, 2012	$133,949	$-
8% One year senior secured convertible promisorry note due Decemember 12, 2012	$36,655	$-
8% One year senior secured convertible promisorry note due December 16, 2012	40,167	-
	$813,546	$606,976

Convertible notes payable includes one note in the amount of $5,000 which is convertible at $0.025 per share and one note in the amount of $15,000 which is convertible at $0.03 per share.

The terms of our 8% One Year Senior Subordinated Secured Convertible Notes are summarized as follows:

Due Date	Face Value	Conversion Rate	Number of Warrants
June 20, 2012	$525,000	$0.03	17,500,000
September 9, 2012	$360,000	$0.12	3,000,000
October 25, 2012	$180,000	$0.12	750,000
December 12, 2012	$60,000	$0.15	400,000
December 16, 2012	$75,000	$0.15	500,000

The fair value of each warrant on the date issued was estimated using the Black-Scholes valuation model. The following assumptions were used for the calculation of the beneficial conversion feature and warrants granted in June, September, October and December 2011.

	11-Jun	11-Sep	11-Oct	11-Dec
Expected term	5 years	5 years	5 years	5 years
Expected average volatility	309%	309%	256%	296%
Expected dividend yield	0%	0%	0%	0%
Risk-free interet rate	3.50%	3.50%	3.18%	2.90%

The convertible notes are immediately convertible, so the beneficial conversion feature of the convertible promissory notes in the amounts of $82,320, $54,278 and $372,311 for the convertible notes issued in October 2011, December 2011 and for the fiscal year ended September 30, 2011, respectively, was expensed when the notes were issued.  The value assigned to the warrants of $47,798, 58,702 and $310,775 for the convertible notes issued in October 2011, December 2011 and for the fiscal year ended September 30, 2011, respectively, is recorded as a discount to the convertible notes payable and is being amortized to interest expense over the five year life of the warrant and is summarized as follows as of September 30, 2011.

		Debt Discount

Due Date	Face Value	Initial Value	Amortization	Discount
June 20, 2012	$505,000	$208,845	$(22,106)	$186,739
September 9, 2012	$360,000	$101,557	$(6,070)	$95,487
October 25, 2012	$180,000	$47,799	$(1,747)	$46,052
December 12, 2012	$60,000	$23,586	$(241)	$23,345
December 16, 2012	$75,000	$35,116	$(283)	$34,833
	1,180,000	$416,903	$(30,448)	$386,455

5.	RELATED PARTY TRANSACTIONS

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

Related party amounts included in the balance sheet may be summarized as follows:

Accounts payable - related parties:

	2011	2010

Hank Durschlag	$16,178	$16,178
Rubin Hanan	5,706	-
Aitan Zacharin	12,380	12,380
Neil Chin	1,085	-
	$35,349	$28,558

Rubin Hanan is a shareholder, the Company's President, Chief Operating Officer and a director. Aitan Zacharin is a shareholder, the Company's Chief Marketing & Information Officer and a director. Neil Chin is a director of the Company.

Transactions with related parties in the statement of operations for the three months ended December 31, 2011 and 2010 include:

	2011	2010

Management income - Efftec International, Inc.	$-	$-

	2011	2010

Interest income - Efftec International, Inc.	$-	$-

	2011	2010
Related party expenses:
Prior CEO compensation	$10,000	$3,000
New officer compensation	59,000	-
	$69,000	$3,000

6.	STOCKHOLDERS' EQUITY

Common stock

At December 31, 2011 and September 30, 2011, the Company had 400,000,000 shares authorized and 94,278,705 and 93,612,039 shares issued and outstanding, respectively, of its $0.001 par value common stock.

Transactions during the three-month period ended December 31, 2011

During the three months ended December 31, 2011, the Company issued 666,666 shares of common stock upon conversion for convertible notes payable with a principal balance and accrued interest of $20,000.

All of the foregoing shares of common stock were issued pursuant to the exemption from registration afforded by Section 4(2) promulgated under the Securities Act of 1933, as amended.

Transactions during the year ended September 30, 2010

During the 12 months ended December 31, 2011, the Company issued (a) 5,539,219 shares of common stock upon conversion for convertible notes payable with a principal balance and accrued interest of $140,056; (b) 2,000,000 shares in pursuant to a license agreement for formulation technology valued at $78,000; (c) 23,297,000 shares in exchange for all of the outstanding common stock of FUSE; and (d) 1,950,000 shares pursuant to a consulting agreement valued at $175,500 for services to be performed over the next twelve (12) months.

All of the foregoing shares of common stock were issued pursuant to the exemption from registration afforded by Section 4(2) promulgated under the Securities Act of 1933, as amended.

Warrants

The Company issued five-year warrants to acquire 750,000, 400,000 and 500,000 shares of its common stock at $0.12, $0.15 and $0.15 per share respectively as a part of the issuance of $180,000, $60,000 and $75,000 8% One Year Senior Secured Convertible Promissory Notes respectively in a private placement. The warrants expire on October 25, 2016, December 12, 2016 and December 16, 2016 respectively.

Options

During the three months ended December 31, 2011, the Company granted options to acquire up to 15,250,000 shares of its common stock to athletes for endorsement services, consultants for services performed or to be performed and to the President and COO as part of his employment agreement. The intrinsic value of $4,441,551 of the options was determined using the Black-Scholes method and will be amortized based on several vesting periods ranging from one year up to five years.

7.	COMMITMENTS AND CONTINGENCIES

Consulting agreement - The Company entered into a consulting agreement with Mr. Durschlag under which he should receive $100,000 over the next year. In addition, in accordance with the terms of his patent assignment and technology transfer agreement if, and when utilized, Mr. Durschlag is entitled to royalties on Fuse Science sales as follows:

Sales Range	Commission Rate

$0 - $100,000	0.00%
$100,001 - $10,000,000	5.00%
$10,000,001 - $50,000,000	2.50%

Employment and consulting agreements - The Company entered into at-will basis employment agreements with Adam Adler, Aitan Zacharin and Brian Tuffin under the same terms and conditions: $18,000 monthly salary, provided the Company has adequate funds to make such payment; monthly car allowance of $1,000; and a discretionary performance bonus. The Company is also party to a consulting agreement with an entity owned by Rubin Hanan who became the Company’s President and Chief Operating Officer on November 28, 2011. Mr. Hanan is compensated pursuant to that consulting agreement.

8.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

December 31, 2011
Assets:
Available-for-sale securities	$18,560	$18,560	$-	$-

September 30, 2011
Assets:
Available-for-sale securities	$12,320	$12,320	$-	$-

At December 31, 2011 and September 30, 2011, the Company's available-for-sale equity securities were valued using Level 1 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.

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

FORWARD LOOKING STATEMENTS

From time to time, the Company may publish forward-looking statements relative to such matters as anticipated financial performance, business prospects, technological developments and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact included in this section or elsewhere in this report are, or may be deemed to be, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act of 1934. Important factors that could cause actual results to differ materially from those discussed in such forward-looking statements include, future financial performance, future operations, competitive advantages, brand image, ability to meet market demand, sufficiency of resources and funding operations and liquidity and capital needs.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the "Notes to Financial Statements" included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

RESULTS OF OPERATIONS

Comparison of three months ended December 31, 2011 to three months ended December 31, 2010 -

Revenues – We had no revenue during the three month period ended December 31, 2010 or 2011.

Related party services increased from $3,000 in 2010 to $100,897 in 2011, primarily due to the employment contracts discussed in Note 7 to the condensed consolidated financial statements.

Other general and administrative expense increased from $17,161 in the three months ended December 31, 2010 to $339,308 in the three months ended December 31, 2011. This increase is primarily a result of the increased level of marketing and promotional expenses associated with pre-launch product activities and sample expenses as well as travel related expenses and professional services, including legal and accounting involved with increased investor relations activities and reporting as well as expenses associated with the Company’s fund raising activities and expenses related to other early stage development activities of the business.

Other income (expense) for the three months ended December 31, 2011 and 2010 was as follows:

	2011	2010

Realized gain on sale of investments	$-	$2,348
Interest expense	(98,868)	(3,923)
	$(98,868)	$(1,575)

The increase in interest expense is primarily the $__________ charge to expense for the beneficial conversion feature of the 8% Senior Secured Convertible Notes Payable, issued during the period.

Other comprehensive income amounted to income of $10,240 in the 2011 period and income of $6,843 in the 2010 period, from temporary changes in the value of the Company's investment in Efftec and NAEY.

Liquidity and Capital Resources

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company had a loss of $1,067,919 for the three months ended December 31, 2011, and had a unrealized gain of $12,830 on available-for-sale securities for a total comprehensive loss of $1,055,089. All of the Company’s expenses have been reduced to reflect its limited resources until additional capital can be obtained through its capital financing efforts.

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

The Company initiated its third round of capital financing in November of 2011 and expects to raise an additional $3,000,000 to launch its core line of products. As part of this latest round of financing the Company issued two 90-Day 8% Senior Subordinated Convertible Promissory Notes With Subscription Options (“the December Notes”) in the amounts of $75,000 and $60,000. The December Notes were issued in contemplation of a larger financing round to take place in February 2012. The December Notes’ subscription option gives the holder’s the right to convert principle and accrued interest into securities offered in the subsequent financing. In the event the Company did not undertake the subsequent financing, the December Notes with accrued interest would convert into Units consisting of 10 share of the Company’s common stock and warrants to purchase an additional six (6) shares of the Company’s common stock. The number of units issuable upon the conversion would be equal to the value of note plus accrued interest divided by $1.50. If the subsequent financing did not take place, the December Notes would include five-year warrants to purchase 300,000 and 240,000 shares of common stock respectively at a price of $0.18 per share.

The Company estimates that it will require between $9,000,000 and $10,000,000 in capital over the next 18 months (in addition to that raised in subsequent financings in January and February 2012) to commercialize its planned products, license its technology and otherwise fully implement its business plan. The Company has no commitments to provide any such capital. If such capital is not available when needed on commercially reasonable terms or otherwise, the Company may have to scale down or delay implantation of its business plan in whole or in part and curtail business activities, which would seriously harm the Company and its prospects.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Our management has determined that, as of December 31, 2011, the Company's disclosure controls and procedures are effective.

Changes in internal control over financial reporting

There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

None.

ITEM 1A:	RISK FACTORS

Not applicable.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2011, the Company issued 666,666 shares of common stock upon conversion of convertible notes payable with a principal balance and accrued interest of $20,000.

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

FUSE SCIENCE, INC.

February 21, 2012	By: /s/Brian Tuffin
Brian Tuffin,
Chief Executive Officer and
Chief Financial Officer

