Form 10-Q/A
period 2011-12-31
Fuse Science, Inc.
filed 2012-03-23
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

to

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

(Address of principal executive office)

(305) 503-3873

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of February 17, 2012 was 114,728,501.

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2011

EXPLANATORY NOTE

After having filed our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 (the “Quarterly Report”) with the Securities and Exchange Commission, we discovered that we had erred in our accounting for and reporting our notes payable. On or around the last day of the period, several of our note holders converted their notes into equity resulting in a reduction in the carrying value of the notes. In addition, we recorded deferred sales relating to our initial product, EnerJel™, which was launched at the end of the period, but which product orders were not shipped until subsequent period. Finally, we identified a deferred consulting agreement for restricted shares which were issued on execution of the agreement.

In order to properly account for the foregoing, we are filing this Amendment No. 1 to the Quarterly Report containing revised financial statements and related notes in Part I, Item I and a revised Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part I, Item 2.

In the original filing:

•	current assets were understated by $4,966 representing cash from sales which were deferred.

•	current liabilities were overstated by $570,571, reflecting an increase in deferred sales of $4,966 offset by a decrease in notes payable of $575,685 and accrued interest of $16,767.

•	stockholders’ equity was understated by $575,356 reflecting:

•	$16,333 stock related to converted shares;

•	$604,252 of additional paid in capital representing the conversion of notes;

•	$300 common stock and $82,740 accumulated paid in capital for deferred consulting agreement;

•	($68,538) adjustment to the beneficial conversion feature; and

•	($83,040) adjusted in deferred consulting fees.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

INDEX

		Page
		No.

Part I	Financial Information

Item 1:	Condensed Consolidated Financial Statements (Unaudited)

	Balance Sheets as of December 31, 2011(Restated) and September 30, 2011	3
	Statements of Operations – For the Three Months Ended December 31, 2011(Restated) and 2010	4
	Statements of Changes in Stockholders’ Deficit - From Inception (January 20, 2009) Through December 31, 2011(Restated)	5
	Statements of Cash Flows – For the Three Months Ended December 31, 2011(Restated) and 2010 and from inception (January 20, 2009) through December 31, 2011(Restated)	7
	Notes to Financial Statements	9
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3:	Quantitative and Qualitative Disclosure about Market Risk	21
Item 4:	Controls and Procedures	21

Part II	Other Information	22

Item 5:	Other Information	22
Item 6:	Exhibits	22

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Balance Sheets

December 31, 2011 and September 30, 2010

	December 31,	September 30,
	2011	2011
	Restated (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$160,465	$147,907
Prepaid expenses	58,910	59,264
Total current assets	219,375	207,171
Other assets:
Available-for-sale investments	18,560	8,320
IT Property, net	13,750	-
Intellectual property, net	133,674	126,917
Total other assets	165,984	135,237

Total assets	$385,359	$342,408
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$337,800	$341,835
Accounts payable - related parties	35,649	28,732
Deferred sales	4,966	-
Convertible notes payable, net	343,689	606,976
Accrued expenses	122,367	21,684
Total current liabilities	844,471	999,227

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $.001 par value; authorized 400,000,000 shares; 110,912,035 and 93,612,039 shares issued and outstanding at December 31, 2011	-	-
and September 30, 2010, respectively	110,912	93,612
Additional paid-in capital	18,413,972	12,667,350
Stock options	(4,878,708)	(680,711)
Non-controlling interest	(126,344)	(126,344)
Deferred consulting fees	(920,637)	(541,558)
Accumulated other comprehensive income	12,830	2,590
Accumulated deficit:
During the development stage	(3,194,284)	(2,194,904)
Other	(9,876,853)	(9,876,854)
Total accumulated deficit	(13,071,137)	(12,071,758)
Total stockholders’ deficit	(459,112)	(656,819)
Total liabilities and stockholders’ deficit	$385,359	$342,408

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Operations

Three Months Ended December 31, 2011 and 2010 and from Inception

(January 20, 2009) through December 31, 2011

(Unaudited)

			Development
			Stage Inception
			(January 20, 2009)
			Through
	2011 (Restated)	2010	December 31, 2011
Revenue
Management income - affiliate	$-	$-	$11,367
Total income	-	-	11,367
Expenses:
Compensation	468,622	3,000	1,115,662
General and administrative expense	342,862	17,163	1,431,317
Total expenses	811,484	20,163	2,546,979
Loss from operations	(811,484)	(20,163)	(2,535,612)
Other income (expense):
Interest and other income	-	-	9,629
Interest expense	(39,713)	(3,923)	(84,859)
Beneficial conversion feature of convertible notes payable	(148,183)		(520,494)
Realized loss	-	2,348	(15,552)
Other than temporary decline in available-for-sale securities	-	-	(50,900)
Other expense	(187,836)	(1,575)	(662,176)
Loss before non-controlling interest	(999,380)	(21,738)	(3,197,788)
Non-controlling interest	-	-	3,504
Net loss	(999,380)	(21,738)	(3,194,284)

Loss per share, basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding	94,360,082	50,925,820

Other comprehensive income
Net loss	(999,380)	(21,738)	(3,194,284)

Unrealized gain on available-for-sale securities	12,830	6,843	8,950
Net comprehensive loss	$(986,550)	$(14,895)	$(3,185,334)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Consolidated Statements of Changes in Stockholders’ Deficit

From Inception (January 20, 2009) Through December 31, 2011

(Unaudited)

					Additional	Intrinsic Value
	Preferred Stock		Common Stock		Paid-in	of Common
	Shares	Par	Shares	Par	Capital	Stock Options

Balance, January 20, 2009	-	$-	50,925,820	$50,926	$9,946,022	$-
Unrealized loss from available- for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, September 30, 2009	-	-	50,925,820	50,926	9,946,022	-
Non-controlling interest	-	-	-	-	-
Unrealized loss from available- for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, September 30, 2010	-	-	50,925,820	50,926	9,946,022	-
Unrealized gain from available- for-sale securities	-	-	-	-	-	-
Common stock issued for:
Services	-	-	11,850,000	11,850	1,140,150	-
Convertible notes payable	-	-	5,539,219	5,539	134,517	-
License	-	-	2,000,000	2,000	76,000	-
Acquisition of FS Research and Development, Inc.			23,297,000	23,297	(23,297)
Convertible notes payable:
Detachable warrants	-	-	-	-	310,775	-
Beneficial conversion feature	-	-	-	-	372,311	-
Stock options granted	-	-	-	-	710,872	(710,872)
Amortize value of stock options	-	-	-	-	-	30,161
Net loss	-	-	-	-	-	-
Balance, September 30, 2011	-	-	93,612,039	93,612	12,667,350	(680,711)
Unrealized gain from available- for-sale securities		-	-	-	-	-
Common stock issued for
Convertible notes payable			16,999,997	17,000	505,018	-
Deferred consulting fees	-	-	300,000	300	82,740	-
Convertible notes payable:
Detachable warrants	-	-	-	-	90,516	-
Beneficial conversion feature	-	-	-	-	148,183	-
Stock options granted	-	-	-	-	4,920,165	(4,475,202)
Amortize stock options	-	-	-	-	-	277,205
Net loss
Balance, December 31, 2011 (Restated)	-	$-	110,912,035	$110,912	$18,413,972	$(4,878,708)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Consolidated Statements of Changes in Stockholders’ Deficit, Continued

From Inception (January 20, 2009) Through December 31, 2011

(Unaudited)

			Accumulated
	Non	Deferred	Other	Accumulated Deficit
	Controlling	Consulting	Comprehensive	Development
	Interest	Fees	Income	Stage	Other	Total

Balance, January 20, 2009	$-	$-	$279,470	$-	$(9,999,694)	$276,724
Unrealized loss from available-for-sale securities	-	-	(248,385)	-	-	(248,385)
Net loss	-	-	-	(97,895)	-	(97,895)
Balance, September 30, 2009	-	-	31,085	(97,895)	(9,999,694)	(69,556)
Non-controlling interest	(126,340)	-	-	3,500	122,840	-
Unrealized loss from available-for-sale securities	-	-	(31,538)	-	-	(31,538)
Net loss	(4)	-	-	(80,348)	-	(80,352)
Balance, September 30, 2010	(126,344)	-	(453)	(174,743)	(9,876,854)	(181,446)
Unrealized gain from available-for-sale securities	-	-	3,043	-	-	3,043
Common stock issued for:
Services	-	(609,000)	-	-	-	543,000
Convertible notes payable	-	-	-	-	-	140,056
License	-	-	-	-	-	78,000
Acquisition of FS Research & Development, Inc.	-	-	-	-	-	-
Convertible notes payable:
Detachable warrants	-	-	-	-	-	310,775
Beneficial conversion feature	-	-	-	-	-	372,311
Amortize deferred consulting	-	67,442	-	-	-	67,442
Amortize intrinsic value of stock options	-	-	-	-	-	30,161
Net loss	-		-	(2,020,161)	-	(2,020,161)
Balance, September 30, 2011	(126,344)	(541,558)	2,590	(2,194,904)	(9,876,854)	(656,819)
Unrealized gain from available-for-sale securities	-	-	10,240	-	-	10,240
Common stock issued for
Convertible notes payable	-	-	-	-	-	522,018
Deferred consulting fess	-	(83,040)	-	-	-	-
Convertible notes payable:
Detachable warrants	-	-	-	-	-	90,517
Beneficial conversion feature	-	-	-	-	-	148,183
Stock option grants	-	(444,963)	-	-	-	-
Amortize stock options	-	-	-	-	-	277,205
Amortize deferred consulting	-	148,924	-	-	-	148,924
Net loss	-	-	-	(999,380)	-	(999,380)
Balance, December 31, 2011 (Restated)	$(126,344)	$(920,637)	$12,830	$(3,194,284)	$(9,876,854)	$(459,112)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Cash Flows

Three Months Ended December 31, 2011 and 2010 and from Inception

(January 20, 2009) through December 31, 2011

(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011 (Restated)	2010	December 31, 2011

Operating activities:
Net loss	$(999,380)	$(21,738)	$(3,194,284)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Amortization:
Intellectual property	682	-	1,765
Deferred consulting fees	148,924	-	216,366
Stock options	277,205	-	307,366
Other than temporary decline in available-for-sale securities	-	-	50,900
Common stock issued for services	-	-	543,000
Convertible notes payable:
Amortization of detachable warrants	17,696	-	30,447
Beneficial conversion feature	148,183	-	520,494
Investment received for management services	-	-	(8,800)
Accrued interest income	-	-	(4,909)
Gain on sale of investment	-	(2,348)	15,552
Non-controlling interest	-	-	(3,504)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	-	-	(4,686)
Prepaid expenses	355	(5,000)	(58,909)
Accounts payable and accrued expenses	113,503	8,204	476,283
Accounts payable and accrued expenses - related parties	6,617	(20,426)	6,617
Deferred sales	4,966	-	4,966
Advances from related parties for working capital	-	-	6,660
Net cash used in operating activities	(281,250)	(41,308)	(1,094,676)
Investing activities:
Proceeds from investments	-	52,876	75,876
Additions to IT assets	(13,750)	-	(13,750)
Intellectual property	(7,440)	(15,000)	(57,440)
Net cash (used in) provided by investing activities	(21,190)	37,876	4,686
Financing activities:
Loan proceeds	315,000	-	1,246,650
Loan repayment	-	(2,660)	(2,660)
Net cash provided by (used in) investing activities	315,000	(2,660)	1,243,990
Net increase (decrease) in cash and cash equivalents	12,560	(6,092)	154,000
Cash and cash equivalents, beginning of period	147,905	8,619	6,465
Cash and cash equivalents, end of period	$160,465	$2,527	$160,465

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Cash Flows, Continued

Three Months Ended December 31, 2011 and 2010 and from Inception

(January 20, 2009) through December 31, 2011

(Unaudited)

			Development
			Stage
			Inception
			(January 20, 2009)
			Through
	2011 (Restated)	2010	December 31, 2011

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued for convertible notes payable and accrued interest	$511,767	$-	$671,822
Note payable issued to acquire investment	$-	$-	$100,000
Common stock issued for license	$-	$-	$78,000
Common stock issued to acquire Fuse Science, Inc.	$-	$-	$23,297

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations for interim reporting. The Company believes that the disclosures contained herein are adequate to make the information presented not misleading. However, these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2011. The financial data for the interim periods presented may not necessarily reflect the results to be anticipated for the complete fiscal year.

CONSOLIDATION POLICY AND HISTORY OF BUSINESS

The consolidated financial statements of the Company include the accounts of the Company, Fuse Science, Inc. (“FUSE”) and FS Consumer Products Group, Inc., a Florida corporation, its wholly-owned subsidiaries and Ultimate Social Network, Inc. (“USN”) its 60%-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company was originally incorporated in 1985 in Nevada. Its securities now trade on the OTCQB under the symbol DROP.PK.

DEVELOPMENT STAGE

From 2007 to January 20, 2009, the Company operated as a “business development company” (“BDC”) under the Investment Company Act of 1940. At the time the Company withdrew its election to operate as a BDC on January 20, 2009, the Company had limited resources and did not have sufficient capital to complete its business plans. Accordingly, the operations of the Company, is presented as those of a development stage enterprise, from January 20, 2009, which is treated as its inception for financial reporting purposes.

GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company had a net loss from operations of $999,380 and recognized an unrealized gain on investments of $12,830 resulting in a comprehensive loss of $986,550 during the three months ended December 31, 2011. Included in this loss, the Company recorded non-cash compensation of $468,622, which relates to contracts entered into by the Company for current and future services undertaken for marketing and promotional activities by brand athletes through endorsement contracts, as well as contracts with consultants to provide professional services and employment contract with the Company’s key employees. At December 31, 2011, current assets are $219,375 and current liabilities are $844,471

The Company expects to raise necessary capital from private placements of its restricted securities, including common stock and convertible notes. The Company has demonstrated an ability to raise funds as needed to fund operations and investments. During the quarter ended December 31, 2011, the Company issued a one-year 8% secured senior convertible promissory note in the amounts of $180,000. The promissory notes include five-year warrants to purchase 750,000 shares of common stock at a price of $0.12 per share. In December 2011, the Company also issued two 90-Day 8% Senior Subordinated Convertible Promissory Notes with Subscription Options (the “December Notes”) in the amounts of $75,000 and $60,000. An additional December Note in the principal amount of $50,000 was issued in January 2012. The December Notes were issued in contemplation of a larger subsequent financing which was ultimately completed in February 2012. The December Notes’ subscription option gives the holder’s the right to convert principal and accrued interest into securities offered in the subsequent financing. In the event the Company did not undertake the subsequent financing, the December Notes with accrued interest would convert into Units consisting of 10 shares of the Company’s common stock and warrants to purchase an additional six shares of the Company’s common stock. The number of units issuable upon the conversion would be equal to the value of note plus accrued interest divided by $1.50. If the subsequent financing did not take place, the December Notes would include five-year warrants to purchase 300,000 and 240,000 shares of common stock respectively at a price of $0.18 per share. However, the December Notes were converted in to subscriptions for the securities sold in the subsequent financing. There can be no assurance in any case that the Company will secure sufficient funding to fully implement the Company’s business plan.

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

FISCAL YEAR

Fiscal 2012 refers to periods in the fiscal year ending September 30, 2012. Fiscal 2011 refers to periods in the fiscal year ended September 30, 2011.

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

FAIR VALUE

The Company adopted fair value accounting for certain financial assets and liabilities that have been evaluated at least annually. The standard defines fair value as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. A liability’s fair value is defined as the amount that would be paid to transfer the liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements, which includes investments carried at cost, deposits and other assets. Impairment analyses will be made of all assets using fair value measurements.

NEW ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards and their effect on the Company, as issued by the Financial Accounting Standards Board in the form of Accounting Standards Updates (“FASB”). We have evaluated all recent accounting pronouncements through December 31, 2011 and find none that would have a material impact on the financial statements of the Company.

2.	RESTATEMENT OF THE DECEMBER 31, 2011 BALANCES

Subsequent to filing the December 31, 2011 quarterly financial statements, we noted that certain note holders converted their notes resulting in additional outstanding shares on or about the last day of the period. As a result of successfully launching our first product, EnerJel™, at the end of the period, we identified orders which were subsequently shipped resulting in deferred sales for the period. We also noted that certain shares were issued in conjunction with a deferred consulting arrangement. Detailed below are the account balances which were restated to reflect the accounting for the previously described transactions.

	December	December	Effect
	31, 2011	31, 2011	of the
	(Restated)	(Originally Issued)	Change
Cash	$160,464	$155,499	$4,966
Deferred sales	$4,966	$-	$4,966
Accrued expenses	$122,367	$139,134	$16,767
Convertible notes	$343,689	$902,607	$(558,918)
Common stock	$111,579	$94,279	$16,633
Addition paid-in capital	$18,413,305	$17,809,720	$604,252
Stock Options	$4,878,708	$4,847,861	$30,847
Deferred consulting fees	$920,637	$837,597	$(83,040)
Accumulated comprehensive income	$3,194,223	$3,262,822	$(68,538)

3.	INVESTMENTS

While the Company was operating as a BDC from 2007 until withdrawing such election on January 20, 2009 and for a period thereafter, there were a number of relationships established which resulted in the majority of the Company’s investments being considered investments in affiliates. Currently, all of those relationships have ceased and the Company no longer has an affiliate relationship with its investments. Available-for-sale investments may be summarized as follows:

		Unrecognized
		Holding	Fair
	Cost	Gains (Losses)	Value
December 31, 2011(Restated)
Efftec International, Inc.	$4,200	$(4,000)	$200
North American Energy	1,530	16,830	18,360
	$5,730	$12,830	$18,560

September 30, 2011
Efftec International, Inc.	$4,200	$(2,000)	$2,200
North American Energy	1,530	4,590	6,120
	$5,730	$2,590	$8,320

Efftec International, Inc. (“EFFI”) has developed an Internet-based chiller tool. EFFI installs and sells this tool to its customer base. At December 31, 2011, the Company valued its investment in EFFI at $200 based on its posted bid price on that date. During the year ended September 30, 2010, the Company received 20,000 shares of EFFI common stock for a management contract valued at $8,800 (based on the trading price of EFFI on the date of the contract), collected $6,500 in cash as partial payment on its convertible note and received 624,761 shares of EFFI common stock in exchange for the balance of the convertible note and accrued interest receivable (convertible at $0.09 per share). The Company sold 110,000 shares of EFFI for $16,500 during the year ended September 30, 2010 and realized a profit of $6,600. During the three months ended December 31, 2011 and 2010, the Company did not sell any shares. The Company owns 20,000 shares on December 31, 2011.

North American Energy Resources, Inc. (“NAEY”) is an oil and gas development and production company with operations currently in Oklahoma. The Company valued its investment in NAEY shares at its posted trading price at December 30, 2011. The Company owns 153,000 shares on December 31, 2011.

Fair value for both available-for-sale securities is based on level one inputs, the posted bid/last trading price on December 30, 2011.

4.	INTELLECTUAL PROPERTY

The Company has licensed sublingual, buccal, and transdermal delivery systems for bioactive agents that can now for the first time, effectively encapsulate and charge many varying molecules in order to produce complete product formulations which can bypass the GI tract and enter the blood stream directly. The technology facilitates the passing of bioactives through the oral mucosa in contrast to gastrointestinal absorption, in order to achieve the same desired effect. The technology also uses bioelectricity within its matrix and further delivers the matrix utilizing an iontopheritic delivery vehicle that contains a specific charge to shuttle the matrix through either the buccal or mucosal membrane. It is important to note that biological cells utilize bioelectricity to store and facilitate metabolic energy. By utilizing the skin’s innate bioelectric signaling system coupled with our iontopheritic delivery vehicle, we are able to deliver bioactives efficaciously through both the dermal and buccal mucosal. The technology penetrates the mucosa and epithelium to achieve complete and enhanced absorption. It is the Company’s belief that the technology will facilitate the delivery of a wide range of product formulations such as aspirin, OTC pain, allergy, and cough and cold medications, as well as energy sources, electrolytes and other pharmaceutical applications.

5.	CONVERTIBLE PROMISSORY NOTES

The Company had the following convertible notes payable at December 31, 2011 and September 30, 2011.

	December 31,	September 30,
	2011 (Restated)	2011
Convertible notes payable with interest at 12%	$20,000	$20,000
8% One year senior secured convertible promissory note due June 20, 2012	19,302	327,405
8% One year senior secured convertible promissory note due September 9, 2012	264,513	259,571
8% One year senior secured convertible promissory note due October 25, 2012	133,949	-
8% 90-Day senior subordinated convertible promissory note due March 22, 2012	49,284	-
8% 90-Day senior subordinated convertible promissory note due March 29, 2012	43,380	-
Unamortized discount - Warrants	(186,739)
	$343,689	$606,976

Convertible notes payable includes one note in the amount of $5,000 which is convertible at $0.025 per share and one note in the amount of $15,000 which is convertible at $0.03 per share.

The terms of our 8% One Year Senior Subordinated Secured Convertible Promissory Notes are summarized as follows:

Due Date	Face Value		Conversion Rate	Number of Warrants
June 20, 2012	$30,000	*	$0.03	17,500,000
September 9, 2012	$360,000		$0.12	3,000,000
October 25, 2012	$180,000		$0.12	750,000

* These notes were originally issued with a face value of $525,000. During the quarter, several noteholders converted the notes into stock, on or around the last day of the reporting period, resulting in a reduction of $495,000 to the face value of the notes. Unamortized discount of $186,739 will continue to amortize over the remaining life of the outstanding warrants which were issued in conjunction with these notes.

The terms of our 8% 90-Day Senior Subordinated Convertible Promissory Notes With Subscription Option are summarized as follows:

Due Date	Face Value	Unit Conversion Rate**	Number of Warrants
March 22, 2012	$75,000	$1.50	300,000
March 29, 2012	$60,000	$1.50	240,000

** Each unit consists of ten shares of the Company’s common stock and warrants to purchase six additional shares of the Company’s stock

The fair value of each warrant on the date issued was estimated using the Black-Scholes valuation model. The following assumptions were used for the calculation of the beneficial conversion feature and warrants granted in June, September, October and December 2011.

	11-Jun	11-Sep	11-Oct	11-Dec
Expected term	5 years	5 years	5 years	5 years
Expected average volatility	309%	309%	256%	296%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.50%	3.50%	3.18%	2.90%

The convertible notes are immediately convertible, so the beneficial conversion feature of the convertible promissory notes in the amounts of $83,320, $64,863 and $372,311 for the convertible notes issued in October 2011, December 2011 and for the fiscal year ended September 30, 2011, respectively, was expensed when the notes were issued.  The value assigned to the warrants of $47,799, 42,717 and $310,775 for the convertible notes issued in October 2011, December 2011 and for the fiscal year ended September 30, 2011, respectively, is recorded as a discount to the convertible notes payable and is being amortized to interest expense over the five year life of the warrant and is summarized as follows as of December 30, 2011.

	Debt Discount
Due Date	Face Value	Initial Value	Amortization	Discount	Carrying Value
June 20, 2012	$30,000	$11,975	$(1,277)	$10,698	$19,302
September 9, 2012	360,000	101,557	(6,070)	95,487	264,513
October 25, 2012	180,000	47,799	(1,746)	46,053	133,949
March 22, 2012	75,000	25,925	(209)	25,716	49,284
March 29, 2012	60,000	16,791	(172)	16,620	43,380
	$705,000	$204,047	$(9,474)	$194,574	$510,428

6.	RELATED PARTY TRANSACTIONS

The Company operated as a BDC until it withdrew its election to be treated as a BDC on January 20, 2009. While operating as a BDC, a part of its operations and consistent with the operating parameters of a BDC, the Company developed a number of relationships with its portfolio company investments, including members of the Company’s board of directors becoming officers and directors of its portfolio company investments. The Company made loans to the portfolio companies and entered into management agreements with the portfolio companies. As a result of operating as a BDC and then converting to an operating company, a number of its previous relationships were originally required to be categorized as related party transactions. As a result of changes in relationships, with the Company no longer being actively involved in the operation of the investments, these investments are no longer considered related party transactions. Other related party amounts and transactions are described as follows:

While operating as a BDC the Company had management contracts and made loans to its 60% owned subsidiary USN. These transactions are eliminated in consolidation with USN.

Related party amounts included in the balance sheet may be summarized as follows:

Accounts payable - related parties:

	2011 (Restated)	2010

Hank Durschlag	$16,178	$16,178
Rubin Hanan	5,706	-
Aitan Zacharin	12,380	12,380
	$34,264	$28,558

Hank Durschlag is the Company’s former President, CEO and a director. Rubin Hanan is a shareholder, the Company’s President and Chief Operating Officer and, effective March 14, 2011, a director. Aitan Zacharin is a shareholder, the Company’s Chief Marketing Officer and Chief Information Officer and a director.

Transactions with related parties in the statement of operations for the three months ended December 31, 2011 and 2010 include:

	2011 (Restated)	2010
Related party expenses:
Prior CEO compensation	$10,000	$3,000
New officer compensation	59,000	-
	$69,000	$3,000

7.	STOCKHOLDERS’ EQUITY

Common stock

At December 31, 2011 and September 30, 2011, the Company had 400,000,000 shares authorized and 110,912,035 and 93,612,039 shares issued and outstanding, respectively, of its $0.001 par value common stock.

Transactions during the three-month period ended December 31, 2011

Common Stock

During the three months ended December 31, 2011, the Company issued 16,999,997 shares of common stock upon conversion for convertible notes payable with a principal balance and accrued interest of $511,767.

Warrants

In October 2012, the Company issued a five-year warrant to acquire 750,002 shares of its common stock at $0.12 per share as part of the issuance of a $180,000 8% One Year Senior Subordinated Secured Convertible Promissory Note. The warrant expires on October 25, 2016.

Options

During the three months ended December 31, 2011, the Company granted options to acquire up to 15,250,000 shares of its common stock to athletes for endorsement services, consultants for services performed or to be performed and to the President and COO as part of his employment agreement. The intrinsic value of $4,920,165 of the options was determined using the Black-Scholes method and will be amortized based on several vesting periods ranging from one year up to five years.

8.	COMMITMENTS AND CONTINGENCIES

Consulting Agreement - The Company entered into a consulting agreement with Hank Durschlag, its former CEO, under which he should receive $100,000 over the next year. In addition, in accordance with the terms of his patent assignment and technology transfer agreement if, and when utilized, Mr. Durschlag is entitled to royalties on Fuse Science sales as follows:

Sales Range	Commission Rate

$0 - $100,000	0.00%
$100,001 - $10,000,000	5.00%
$10,000,001 - $50,000,000	2.50%

Employment and Consulting Agreements- The Company entered into at-will basis employment agreements with Adam Adler, Aitan Zacharin and Brian Tuffin under the same terms and conditions: $18,000 monthly salary, provided the Company has adequate funds to make such payment; monthly car allowance of $1,000; and a discretionary performance bonus. The Company is also a party to a consulting agreement with an entity owned by Rubin Hanan who became the Company’s President and Chief Operating Officer on November 28, 2011. Mr. Hanan is compensated pursuant to that consulting agreement.

9.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	value	(Level 1)	(Level 2)	(Level 3)

December 31, 2011
Assets:
Available-for-sale securities	$18,560	$18,560	$-	$-

September 30, 2011
Assets:
Available-for-sale securities	$8,320	$8,320	$-	$-

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the “Notes to Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

RESULTS OF OPERATIONS

Comparison of three months ended December 31, 2011 to three months ended December 31, 2010 -

Revenues – We had no revenue during the three month period ended December 31, 2010 or 2011.

Related party services increased from $3,000 in 2010 to $100,897 in 2011, primarily due to the employment and consultant contracts discussed in Note 7 to the condensed consolidated financial statements.

Other general and administrative expense increased from $17,161 in the three months ended December 31, 2010 to $342,862 in the three months ended December 31, 2011. This increase is primarily a result of the increased level of marketing and promotional expenses associated with pre-launch product activities and sample expenses as well as travel related expenses and professional services, including legal and accounting involved with increased investor relations activities and reporting as well as expenses associated with the Company’s fund raising activities and expenses related to other early stage development activities of the business.

Other income (expense) for the three months ended December 31, 2011 and 2010 was as follows:

	2011	2010
Realized gain on sale of investments	$-	$2,348
Beneficial conversion feature of convertible notes payable	(148,183)	-
Interest expense	(39,713)	(3,923)
	$(187,896)	$(1,575)

The increase in interest expense of $35,789 in the three months ended December 31, 2011 is primarily due to accrued interest charges on the Company’s issuance of three 8% Senior Convertible Promissory Notes, issued during the period. The increase in expense in the beneficial conversion feature relates to value placed on the 8% Senior Convertible Promissory Notes using the Black-Scholes valuation model.

Other comprehensive income amounted increased to $12,830 for the three months ended December 31, 2011 from $6,845 in the same period in 2010. This difference is due to the temporary changes in the value of the Company’s investment in Efftec and NAEY.

The Company has not established sources or revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company had a loss of $(999,380) for the three months ended December 31, 2011, and had a unrealized gain of $(986,550) on available-for-sale securities for a total comprehensive loss of $1,055,089. All of the Company’s expenses have been reduced to reflect its limited resources until additional capital can be obtained through its capital financing efforts.

Liquidity and Capital Resources

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company had a loss of $999,380 for the three months ended December 31, 2011, and had a unrealized gain of $12,830 on available-for-sale securities for a total comprehensive loss of $986,550. All of the Company’s expenses have been reduced to reflect its limited resources until additional capital can be obtained through its capital financing efforts.

The Company expects to raise necessary additional capital from the private placement of its restricted securities.

On June 20, 2011, the Company completed an initial round of financing in a private offering (the “Offering”) made to a limited number of “accredited investors” pursuant to the exemptions from registration afforded by Rule 506 of Regulation D and under Section 4(2) of the Securities Act of 1933. The amount of the Offering was initially set at $400,000, increased to $500,000 to meet investor interest and ultimately closed at $525,000. In the Offering, the Company sold 21 units, each unit consisting of a $25,000 principal amount, 8% One-Year Senior Secured Convertible Promissory Note and a warrant to purchase 833,334 shares of our common stock. $ 495,000 in principal amount of these notes have been converted into 16,500,000 shares as of December 31, 2011.

In September and October 2011, the Company sold 21.8 units to a limited number of “accredited investors” for $540,000, each unit consisting of a $25,000 principal amount, 8% One-Year Senior Subordinated Secured Convertible Promissory Note and a warrant to purchase 104,167 shares of common stock.

In contemplation of a larger financing which was completed in February 2012, in December 2011 and January 2012, the Company issued three 90-day 8% Senior Subordinated Convertible Promissory Notes with Subscription Option to three “accredited investors” in the original principal amounts of $75,000, $60,000 and $50,000 respectively. The notes were ultimately converted into subscriptions for securities offered in the financing completed in February 2012 in accordance with the terms of the notes.

The Company estimates that it will require between $9,000,000 and $10,000,000 in capital over the next 18 months (in addition to that raised in financings in January and February 2012) to commercialize its planned products, license its technology and otherwise fully implement its business plan. The Company has no commitments to provide any such capital. If such capital is not available when needed on commercially reasonable terms or otherwise, the Company may have to scale down or delay implantation of its business plan in whole or in part and curtail business activities, which would seriously harm the Company and its prospects.

Off Balance Sheet Arrangements

None.

Contractual Obligations

None.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the PCAOB standards, a control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit the attention by those responsible for oversight of the company’s financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2011. Our management has determined that, as of December 31, 2011, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting

As a development stage entity we are constantly modifying or improving of controls, especially for certain transaction which are new to us. There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2011, including any corrective actions with regard to significant deficiencies and material weaknesses. As a result of implementing certain controls, which are more recent, we became aware of transactions which were not recorded in the period.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

None.

ITEM 1A	RISK FACTORS

Not applicable.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS

31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE SCIENCE, INC.

March 23, 2012	By: /s/Brian Tuffin
Brian Tuffin,
Chief Executive Officer and
Chief Financial Officer

