Form 10-Q
period 2012-03-31
Fuse Science, Inc.
filed 2012-05-15
CIK 842722

 U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended: March 31, 2012

Commission File Number: 000-22991

Fuse Science, Inc.

(Exact name of small business issuer as specified in its charter)

NEVADA	87-0460247
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6135 NW 167 Street Suite E-21 Miami Lakes, FL 33015

(Address of principal executive office)

(305) 503-3873

(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 11, 2012 was 126,202,256.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Balance Sheets

March 31, 2012 and September 30, 2011

	March 31,	September 30,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,064,541	$147,907
Accounts receivable	3,597	-
Inventory	70,320	-
Prepaid expenses	613,786	59,264
Deferred financing costs	778,029	-
Total current assets	2,530,273	207,171
Other assets:
Available-for-sale investments	14,040	8,320
Deferred financing costs	472,413
IT Property, net	13,062	-
Intellectual property, net	133,024	126,917
Total other assets	632,539	135,237

Total assets	$3,162,812	$342,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$223,286	$342,009
Accounts payable - related parties	35,349	28,558
Deferred sales	300	-
Convertible notes payable, net	503,156	606,976
Accrued expenses	128,213	21,684
Total current liabilities	890,304	999,227

Convertible note payable, net	339,434	-

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $.001 par value; authorized 400,000,000 shares; 119,982,297 and 93,612,039 shares issued and outstanding at March 31, 2012	-	-
and September 30, 2010, respectively	119,892	93,612
Additional paid-in capital	28,034,931	12,667,350
Stock options	(4,938,896)	(680,711)
Non-controlling interest	(126,344)	(126,344)
Deferred consulting fees	(724,060)	(541,558)
Accumulated other comprehensive income (loss)	8,310	2,590
Accumulated deficit:
During the development stage	(10,563,905)	(2,194,904)
Other	(9,876,854)	(9,876,854)
Total accumulated deficit	(20,440,759)	(12,071,758)
Total stockholders’ deficit	1,933,074	(656,819)
Total liabilities and stockholders’ deficit	$3,162,812	$342,408

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2012 and 2011

(Unaudited)

Revenue	2012	2011
Sales, net	$24,174	$-
Cost of sales	5,866	-
	18,308	-
Expenses:
Related party services	-	3,000
General and administrative expense	1,874,182	171,139
Total expenses	1,874,182	174,139
Loss from operations	(1,855,874)	(174,139)
Other income (expense):
Interest expense – stockholders	(965,695)	(3,510)
Beneficial conversion feature	(4,726,906)
Other expense	-	35
Gain on extinguishment of debt	178,702	-
Other expense	(5,513,899)	(3,475)
Net loss	(7,369,773)	(177,614)

Loss per share, basic and diluted	$(0.06)	$(0.00)

Weighted average shares outstanding	117,203,169	51,727,575

Net loss	(7,369,773)	(177,614)

Unrealized (loss) gain on available-for-sale securities (none attributed to the non-controlling interest)	(4,520)	1,060
Net comprehensive loss	$(7,374,293)	$(176,554)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Operations

Six Months Ended March 31, 2012 and 2011 and from Inception

(January 20, 2009) through March 31, 2012

(Unaudited)

	2012	2011	Development Stage Inception (January 20, 2009) Through March 31, 2012
Revenue
Sales, net	$24,174	$-	$24,174
Management income – affiliate	-	-	11,366
Total income	24,174	-	35,540
Cost of sales	5,866	-	5,867
	18,308	-	29,673
Expenses:
Related party services	-	6,000	6,000
General and administrative expense	2,685,666	188,302	4,415,159
Total expenses	2,685,666	194,302	4,421,159
Loss from operations	(2,667,358)	(194,302)	(4,391,486)
Other income (expense):
Interest and other income	-	-	9,629
Interest expense	(1,005,408)	(7,433)	(1,050,554)
Beneficial conversion feature of convertible notes payable	(4,875,089)	-	(5,247,400)
Realized loss	-	2,383	(15,552)
Other than temporary decline in available-for-sale securities	-	-	(50,900)
Gain on extinguishment of debt	178,702	-	178,702
Other expense	(5,701,795)	(5,050)	(6,176,075)

Loss before non-controlling interest	(8,369,153)	(199,352)	(10,567,561)
Non-controlling interest	-	-	3,504
Net loss	(8,369,153)	(199,352)	(10,564,057)

Loss per share, basic and diluted	$(0.07)	$(0.00)

Weighted average shares outstanding	114,228,944	51,322,292

Other comprehensive income
Net loss	(8,369,153)	(199,352)	(10,564,057)

Unrealized gain on available-for-sale securities	8,310	7,903	4,430
Net comprehensive loss	$(8,360,843)	$(191,449)	$(10,559,627)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Consolidated Statements of Changes in Stockholders’ Deficit

From Inception (January 20, 2009) Through March 31, 2012

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Intrinsic Value of Common Stock
	Shares	Par	Shares	Par	Capital	Options

Balance, January 20, 2009	-	$-	50,925,820	$50,926	$9,946,022	$-
Unrealized loss from available-for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, September 30, 2009	-	-	50,925,820	50,926	9,946,022	-
Unrealized loss from available-for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, September 30, 2010	-	-	50,925,820	50,926	9,946,022	-
Unrealized gain from available-for-sale securities	-	-	-	-	-	-
Common stock issued for:
Services	-	-	11,850,000	11,850	1,140,150	-
Convertible notes payable	-	-	5,539,219	5,539	134,517	-
License	-	-	2,000,000	2,000	76,000	-
Acquisition of FS Research and Development, Inc.			23,297,000	23,297	(23,297)
Convertible notes payable:
Detachable warrants	-	-	-	-	310,775	-
Beneficial conversion feature	-	-	-	-	372,311	-
Stock options granted	-	-	-	-	710,872	(710,872)
Amortize value of stock options	-	-	-	-	-	30,161
Net loss	-	-	-	-	-	-
Balance, September 30, 2011	-	-	93,612,039	93,612	12,667,350	(680,711)
Unrealized gain from available-for-sale securities		-	-	-	-	-
Common stock issued for
Convertible notes payable			18,063,330	18,063	535,855	-
Deferred consulting fees	-	-	300,000	300	82,740	-
Convertible notes payable:
Detachable warrants	-	-	7,917,601	7,917	4,443,034	-
Beneficial conversion feature	-	-	-	-	4,811,693	-
Stock options granted	-	-	-	-	5,494,259	(4,894,793)
Amortize stock options	-	-	-	-	-	636,608
Net loss
Balance, March 31, 2012	-	$-	119,892,297	$119,892	$28,034,931	$(4,938,896)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Consolidated Statements of Changes in Stockholders’ Deficit, Continued

From Inception (January 20, 2009) Through March 31, 2012

(Unaudited)

			Accumulated
	Non	Deferred	Other	Accumulated Deficit
	Controlling	Consulting	Comprehensive	Development
	Interest	Fees	Income	Stage	Other	Total

Balance, January 20, 2009	$-	$-	$279,470	$-	$(9,999,694)	$276,724
Unrealized loss from available-for-sale securities	-	-	(248,385)	-	-	(248,385)
Net loss	-	-	-	(97,895)	-	(97,895)
Balance, September 30, 2009	-	-	31,085	(97,895)	(9,999,694)	(69,556)
Non-controlling interest		(126,340)	-	3,500	122,840	-
Unrealized loss from available-for-sale securities	-		(31,538)	-	-	(31,538)
Net loss	(4)		-	(80,348)	-	(80,352)
Balance, September 30, 2010	(126,344)	-	(453)	(174,743)	(9,876,854)	(181,446)
Unrealized gain from available-for-sale securities	-	-	3,043	-	-	3,043
Common stock issued for:
Services	-	(609,000)	-	-	-	543,000
Convertible notes payable	-	-	-	-	-	140,056
License	-	-	-	-	-	78,000
Acquisition of FS Research & Developmet, Inc.	-	-	-	-	-	-
Convertible notes payable:
Detachable warrants	-	-	-	-	-	310,775
Beneficial conversion feature	-	-	-	-	-	372,311
Amortize deferred consulting	-	67,442	-	-	-	67,442
Amortize intrinsic value of stock options	-	-	-	-	-	30,161
Net loss	-		-	(2,020,161)	-	(2,020,161)
Balance, September 30, 2011	(126,344)	(541,558)	2,590	(2,194,904)	(9,876,854)	(656,819)
Unrealized gain from available-for-sale securities	-	-	5,720	-	-	5,720
Common stock issued for
Convertible notes payable	-	-	-	-	-	553,918
Deferred consulting fees		(83,040)				-
Convertible notes payable:
Detachable warrants	-	-	-	-	-	4,443,034
Beneficial conversion feature	-	-	-	-	-	4,811,694
Stock option grants	-	(444,963)	-	-	-
Amortize stock options	-	-	-	-	-	799,179
Amortize deferred consulting	-	345,501	-	-	-	345,501
Net loss	-	-	-	(8,369,153)	-	(8,369,153)
Balance, March 31, 2012	$(126,344)	$(724,060)	$8,310	$(10,563,905)	$(9,876,854)	$1,933,074

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Cash Flows

Six Months Ended March 31, 2012 and 2011 and from Inception

(January 20, 2009) through March 31, 2012

(Unaudited)

	2012	2011	Development Stage Inception (January 20, 2009) Through March 31, 2012

Operating activities:
Net loss	$(8,369,153)	$(199,352)	$(10,564,057)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Amortization:
Gain from extinguishment of debt	(178,702)		(178,702)
Intellectual property	682	-	1,765
Deferred consulting fees	514,800	-	582,242
Stock options	636,608	-	666,769
Other than temporary decline in available-for-sale securities	4,430	-	55,330
Interest settled with common stock	30,425	-	30,425
Deferred financing cost	156,445		156,445
Common stock issued for services	-	144,000	543,000
Convertible notes payable:
Amortization of detachable warrants	756,719	-	769,470
Beneficial conversion feature	4,875,089	-	5,247,400
Investment received for management services	-	-	(8,800)
Accrued interest income	-	-	(4,909)
Gain on sale of investment	-	(2,348)	15,552
Non-controlling interest	-	-	(3,504)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	-	-	(4,686)
Inventory	(70,320)	-	(70,320)
Prepaid expenses	(554,522)	5,000	(613,786)
Accounts payable and accrued expenses	19,597	12,777	375,763
Accounts payable and accrued expenses - related parties	-	(11,551)	6,617
Deferred sales	300	-	300
Advances from related parties for working capital	-	-	6,660
Net cash used in operating activities	(2,177,602)	(56,474)	(2,991,026)
Investing activities:
Proceeds from investments	-	52,876	75,876
Additions to IT assets	(13,750)	-	(13,750)
Intellectual property	(7,440)	(35,000)	(57,440)
Net cash (used in) provided by investing activities	(21,190)	17,876	4,686
Financing activities:
Loan proceeds	3,534,359	32,785	4,466,009
Loan repayment	(219,359)	(2,660)	(222,019)
Proceed from warrants exercise	430,000	-	430,000
Financing fees	(629,574)	-	(629,574)
Net cash provided by (used in) financing activities	3,115,426	(30,125)	4,044,416
Net increase (decrease) in cash and cash equivalents	916,634	(8,473)	1,058,076
Cash and cash equivalents, beginning of period	147,907	8,619	6,465
Cash and cash equivalents, end of period	$1,064,541	$146	$1,064,541

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Cash Flows, Continued

Six Months Ended March 31, 2012 and 2011 and from Inception

(January 20, 2009) through March 31, 2012

(Unaudited)

	2012	2011	Development Stage Inception (January 20, 2009) Through March 31, 2012

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued for convertible notes payable and accrued interest	$555,425	$-	$1,227,247
Notes payable issued to acquire investment	$-	$-	$100,000
Warrant issued for financing fees	$620,867	$-	$620,867
Common stock issued for license	$-	$-	$78,000
Common stock issued to acquire Fuse Science, Inc.	$-	$-	$23,297

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICY

CONSOLIDATION POLICY AND HISTORY OF BUSINESS

The consolidated financial statements of the Company include the accounts of the Company, Fuse Science, Inc. (“FUSE”) and FS Consumer Products Group, Inc., a Florida corporation, its wholly-owned subsidiaries and Ultimate Social Network, Inc. (“USN”) its 60%-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company was originally incorporated in 1985 in Nevada. Its common stock now trades on the OTCQB under the symbol DROP.PK.

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

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the six months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto dated September 30, 2011.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. The Company’s customers may return ordered items for a refund. The Company also provides customers incentives to purchase products at a discount. For the period ended March 31, 2012 we have record sales discount, returns and allowances of $738 which is netted against sales for the three months and the six months then ended.

INVENTORIES

Inventories consist of items or products manufactured for resale and packaging material used to produce such products. Inventories are valued at average cost and adjusted to reflect lower of cost or market. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. As of March 31, 2012 and September 30, 2011, no obsolescence reserves were considered.

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

NEW ACCOUNTING PRONOUNCEMENTS

We have evaluated all recent accounting pronouncements through March 31, 2012 and find none that would have a material impact on the financial statements of the Company.

RECLASSIFICATION

Certain reclassifications have been made in the condensed consolidated financial statements at September 30, 2011 and for the three months and six month ended March 31, 2011 to conform to the March 31, 2012 presentation. The reclassifications had no effect on net loss.

2. GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of business, projected operating expenses and commitments for the next twelve months. The Company had a net loss from operations of $7,369,773 and recognized an unrealized loss on investments of $4,520 resulting in a comprehensive loss of $7,374,293 during the three months ended March 31, 2012. Included in this loss, the Company recorded non-cash compensation of $1,113,256 which relates to contracts entered into by the Company for current and future services undertaken for marketing and promotional activities by brand athletes through endorsement contracts, as well as contracts with consultants to provide professional services and employment contract with the Company’s key employees. At March 31, 2012, current assets are $2,530,273 and current liabilities are $890,304.

The Company intends to continue to raise necessary capital from different financing sources including private placements of its restricted securities, including common stock and convertible notes. The Company has demonstrated an ability to raise funds as needed to fund operations and investments. During the quarter ended March 31, 2012, the Company issued 10% secured senior convertible promissory note in the amounts of $3,169,359 (“February 2012 Notes”). The February 2012 Notes include two sets of Warrants-A and Warrants-B. Warrants-A are five-year warrants to purchase 15,092,186 shares of the common stock at $.26 per share. Warrants-B note are seven-months warrants to purchase 15,092,186 shares of the common stock at $.21 per share. The warrants are subjected to certain price adjustment based on subsequent issuance of additional convertible notes and mandatory conversion if the market value of the Company’s common stock exceeds 250% for 20 consecutive days.

In December 2011, the Company also issued two 90-Day 8% Senior Subordinated Convertible Promissory Notes with Subscription Options (the “December Notes”) in the amounts of $75,000 and $60,000. An additional December Note in the principal amount of $50,000 was issued in January 2012. These notes were extinguished as a result of being rolled into the February 2012 Notes with additional principal of 15% of the face value of the note. In the event the Company did not undertake the subsequent financing, the December Notes with accrued interest would convert into Units consisting of 10 shares of the Company’s common stock and warrants to purchase an additional six shares of the Company’s common stock. The number of units issuable upon the conversion would be equal to the value of note plus accrued interest divided by $1.50. If the subsequent financing did not take place, the December Notes would include five-year warrants to purchase 300,000 and 240,000 shares of common stock respectively at a price of $0.18 per share. However, the December Notes were converted in to subscriptions for the securities sold in the subsequent financing. There can be no assurance in any case that the Company will secure sufficient funding to fully implement the Company’s business plan.

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

		Unrecognized
		Holding	Fair
	Cost	Gains (Losses)	Value
March 31, 2012
Efftec International, Inc.	$4,200	$(2,400)	$1,800
North American Energy	1,530	10,710	12,240
	$5,730	$8,310	$14,040

September 30, 2011
Efftec International, Inc.	$4,200	$(2,000)	$2,200
North American Energy	1,530	4,590	6,120
	$5,730	$2,590	$8,320

Efftec International, Inc. (“EFFI”) has developed an Internet-based chiller tool. EFFI installs and sells this tool to its customer base. At March 31, 2012, the Company valued its investment in EFFI at $1,600 based on its posted bid price on that date. The Company did not sell any shares during the period. The Company owns 20,000 shares on March 31, 2012.

North American Energy Resources, Inc. (“NAEY”) is an oil and gas development and production company with operations currently in Oklahoma. The Company valued its investment in NAEY shares at its posted trading price at December 30, 2011. The Company owns 153,000 shares on March 31, 2012.

Fair value for both available-for-sale securities is based on level one inputs, the posted bid/last trading price on March 30, 2012 and September 31, 2011.

4.	DISTRIBUTION AGREEMENT

On February 27, 2012, we entered into licensing and distribution agreements with Mission Product Holdings, Inc. (“Mission”), who develops, manufactures and markets the Mission Athletecare™ line of skincare products. Pursuant to the license agreement, Fuse granted Mission a restricted license to use Fuse’s proprietary transdermal delivery technology in connection with the development, manufacture and marketing of Mission Athletecare™ skincare products. Under the distribution agreement, Mission has agreed to offer for sale and distribute Fuse’s line of existing and planned sports nutrition products to a network of food, drug and sporting goods retailers that currently carry the Mission brand.

As part of the distribution agreement, the Company will make sales to Mission at an agreed upon price. The Company agrees that should it sell the products directly to the consumers at a price less than the agreed price, the charge to Mission be reduced so that Mission will be less than the lowest price being charged by the Company to consumers for the remainder of the term, Furthermore, the Company will pay Mission a one-time bonus of $50,000 for purchases in excess of $2,000,000, incremental to the first $150,000 and $25,000 for every $1,000,000 in purchases made thereafter. The $650,000 paid to Mission as part of this agreement is included in prepaid assets on the balance sheet as of March 31, 2012 and will be amortized to marketing expense over the next ten months. As March 31, 2012, the prepaid balance amounted to $585,000.

In addition to the foregoing, Mission granted warrants to the Company to acquire a minority equity position in Mission. Should the Company exercise these warrants, the Company will account for the investment at cost as a result of not having significant influence over Mission.

5.	INTELLECTUAL PROPERTY

The Company has licensed sublingual, buccal, and transdermal delivery systems for bioactive agents that the Company believes can, effectively encapsulate and charge many varying molecules in order to produce complete product formulations which can bypass the GI tract and enter the blood stream directly. The technology facilitates the passing of bioactives through the oral mucosa in contrast to gastrointestinal absorption, in order to achieve the same desired effect. By utilizing the skin’s innate bioelectric signaling system coupled with our iontopheritic delivery vehicle, we are able to deliver bioactives efficaciously through both the dermal and buccal mucosal. The technology penetrates the mucosa and epithelium to achieve complete and enhanced absorption. It is the Company’s belief that the technology will facilitate the delivery of a wide range of product formulations such as aspirin, OTC pain, allergy, and cough and cold medications, as well as energy sources, electrolytes and other pharmaceutical applications.

6.	CONVERTIBLE PROMISSORY NOTES

The Company had the following convertible notes payable at March 31, 2012 and September 30, 2011.

	March, 31	September 30,
	2012	2011
Convertible notes payable with interest at 12%	$20,000	$20,000
8% One year senior secured convertible promissory note due June 20, 2012	-	327,405	*
8% One year senior secured convertible promissory note due September 9, 2012	315,147	259,571
8% One year senior secured convertible promissory note due October 25, 2012	152,889	-
10% Two year senior secured convertible promissory note due February 7, 2014	1,183,215	-
Discount on Warrants	(843,781)	-
	$827,470	$606,976

	March 31, 2012	September 30, 2011
Current	$503,156	$606,976
Long term	$339,434	$-

Convertible notes payable includes one note in the amount of $5,000 which is convertible at $0.025 per share and one note in the amount of $15,000 which is convertible at $0.03 per share.

* These notes were originally issued with a face value of $525,000. During the quarter ended December 31, 2011, several note holders converted the notes into stock, on or around the last day of the reporting period, resulting in a reduction of $495,000 to the face value of the notes. The remaining note holder converted his note with a face value of $30,000 for 1,633,667 shares of the Company’s common stock as of March 31, 2012. A total of 17,396,663 shares were converted for by notholders during the six months ending March 31, 2012. As a result of the conversion of these notes, unamortized discount of $186,739 was charged to interest expense for the period ending March 31, 2012.

The terms of our 8% One Year Senior Subordinated Secured Convertible Promissory Notes are summarized as follows:

Due Date	Face Value	Conversion Rate	Number of Warrants
February 7, 2014	$3,169,359	See below	30,184,372
September 9, 2012	$360,000	$0.12	3,000,000
October 25, 2012	$180,000	$0.12	750,000

On January 4, 2012, we executed an agreement for additional December Notes with a face value of $50,000 bearing 8% interest rate and maturing in 90 days. Similar to the previous notes issued in December 2011, these notes are convertible into Units consisting of 10 shares of the Company’s common stock and warrants to purchase an additional six shares of the Company’s common stock at a strike price $.18 per shares. The notes are convertible at $1.50 per unit/$.15 per share. The Company measured the fair value of these instruments and recorded a discount of $28,508 on the note for proceeds which were allocated to the warrants. In addition, a beneficial conversion of $145,175 was immediately expenses as a result of the notes are available for conversion immediately after execution of the agreement.

On February 9, 2012, the terms of our December Notes with were significantly modified and the note holders were now included as part of the February 2012 Notes. Detailed below is the face values of the December Notes prior to modification of the terms:

Due Date	Face Value	Unit Conversion Rate**	Number of Warrants
March 22, 2012	$75,000	$1.50	300,000
March 29, 2012	$60,000	$1.50	240,000
April 4, 2012	$50,000	$1.50	200,000

** Each unit consists of ten shares of the Company’s common stock and warrants to purchase six additional shares of the Company’s stock

As a result of the terms of the December Notes, we recognized a gain on the extinguishment of the debt due the fact that the present value of the cash flow of the old notes/December Notes and the new notes/February 2012 Notes being more than 10%. The face values of the notes were increased, as well as the interest rate increased from 8% to 10 and the maturity date was extended from 90 days to two years. As a result, a gain on the extinguishment of the debt of $211,419 was record to settle the December Notes. The face values of December Notes amount to $185,000 and accrued interest of $1,642. In addition, the Company wrote of the fair value allocated to the warrants issued with these notes from additional paid in capital for $71,225 along with the beneficial conversion features of $211,038 from additional paid in capital. Unamortized discount of $70,844 associated with the December Notes was recognized.

On February 9, 2012, we consummated a private placement of (i) $3,169,359 in principal amount of Notes (“February 2012 Notes”) which is inclusive of the modified December Notes and (ii) the February 2012 Warrants, consisting of (a) series A warrants to purchase an aggregate of 15,092,185 shares of common stock (the “Series A Warrants”) and (b) series B warrants to purchase an aggregate of 15,092,185 shares of common stock (the “Series B Warrants”) at a purchase price of $3,169,359 in a private placement to a group of institutional and accredited investors pursuant to a Securities Purchase Agreement, dated as of February 7, 2012. The Notes are convertible into shares of the Company’s common stock, and are entitled to earn interest which may be paid in cash or in shares of common stock. The February 2012 Warrants are exercisable into shares of common stock. The convertible shares are all subject to standard anti-dilution provisions.

The February 2012 Notes are two (2) year senior convertible notes with an aggregate principal amount of $3,169,359. The February 2012 Notes will accrue interest at a rate of ten percent (10%) per annum beginning on February 9, 2012, which will be paid on January 15, April 15, July 15 and October 15 of each year to the record note holder of each note. The interest accrued is payable in interest shares, although the Company may, at its option and upon written notice to each note holder of the February 2012 Notes, make such interest payments in cash or in a combination of cash and interest shares.

The Series A Warrants have a term of five (5) years from the Closing Date and the Series B Warrants have a term of seven (7) months from the Closing Date. Each of the Series A Warrants and the Series B Warrants is immediately exercisable upon issuance into an aggregate of 15,092,185 fully paid and non-assessable Exercise Shares at an initial exercise price of $.026 per share in the case of the Class A Warrants and $0.21 per share in the case of the Class B Warrants

The February 2012 Notes contain a standard “blocker” provision so that no holder shall have the right to convert any portion of its Convertible Notes to the extent that, after giving effect to such conversion, the note holder and its affiliates would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to such conversion. By written notice to the Company, a holder may increase or decrease such percentage to any other percentage, provided that any such increase will not be effective until the sixty-first (61st) day after such notice is delivered and such percentage may not, in any event, exceed 9.99%.

Any note holder of the February 2012 Notes is entitled to convert the notes into conversion shares at any time by delivery of a notice of conversion to the Company. On or before the third trading day after receipt of the conversion notice, the Company must deliver to the note holder such number of conversion shares to which the note holder is entitled pursuant to the conversion. The number of conversion shares the note holder will receive upon conversion of the Notes will be determined by dividing the amount of principal being converted plus any accrued and unpaid interest by the conversion price effective at the time of the conversion. The February 2012 Notes have an initial conversion price of $0.21 however it is subject to reset depending on the filing of the registration statement. At no time, however, will the Conversion Price be reset below $0.12 per share as a result of a conversion price adjustment.

The Company received net proceeds in the amount of $2,391,500 after offering cost of $558,500 and non-cash settlement for the $219,359. In recording the transaction, the Company allocate the face value of the notes between the estimated the fair values of the February 2012 Notes, the Series A Warrants and Series B Warrants. As a result, the February 2012 Notes were discounted by $1, 421,848 for Series A Warrants and $892,776 Series B Warrants. The carrying value of the February 2012 Notes as of the day of the transaction amounted to $854,735. The Company also recorded a beneficial conversion feature of $4,729,374 representing the difference between the market value of the converted shares as of February 9, 2012 and the amount of the total proceeds allocated to the carrying value of the Notes. The beneficial conversion feature was expensed in the unaudited condensed consolidated statement of operation, as a result the February 2012 Notes being available for conversion 3 days after consummation of the agreement. The discount associated with Series A Warrant is amortized over the life of the note and the discount associated with Series B Warrants is amortized over six months as a result of that being exercisable in seven months.

In connection with the February 2012 Notes, the Company paid the placement agent, a placement fee of $236,000 and issued to the placement agent and its designees, the placement agent warrants, consisting of five-year warrants to purchase an aggregate of 1,366,868 shares of common stock at an exercise price of $0.26 per share and seven-month warrants to purchase an aggregate of 1,366,868 shares of common stock at an exercise price of $0.21 per share. The Company recorded an asset related to financing charge that will be amortized over life of the February 2012 Notes and seven months - to the extent that the financing charge relates to Series B Warrants which expire in seven months after the consummation date. Total deferred financing cost recorded in the balance sheet as of February 9, 2012 amounted to $1,406,885 of which $594,574 relates to fees paid in cash to the placement agent, attorneys and other third parties. Also include in the total deferred financing charge is $477,494 which represents fair value of the Series A Warrants issue to the placement agent and $299,818 relating to the fair value of Series B Warrants which were provided to the placement agent. As of March 31, 2012, deferred financing fees of $156,445 is charged to interest expense in the unaudited condensed consolidated statement of operation. As of March 31, 2012, short term deferred financing cost amounts to $778,028 and the remaining balance of $472,413 in recorded in other assets long term.

The fair value of each warrant on the date issued was estimated using the Black-Scholes valuation model. The following assumptions were used for the calculation of the warrants granted in September, October and December 2011.

	11-Sep	11-Dec	12-Mar (A Warrants)	12-Mar (B Warrants)
Expected term	5 years	5 years	5 years	6 months
Expected average volatility	309%	296%	163.06%	163.06%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.50%	2.90%	.82%	.11%

The recorded discount on the convertible notes payable is being amortized to interest expense over the life of the note or seven months for the discount associated with Series B Warrants and is summarized as follows as of March 31, 2012.

		Debt Discount
Due Date	Face Value	Initial Value	Amortization	Discount	Carrying Value

February 4, 2014	$3,169,359	$854,735	$(328,480)	$1,986,144	$1,183,215
September 9, 2012	360,000	264,514	(50,633)	44,853	315,147
October 25, 2012	180,000	133,948	(18,941)	27,111	152,890
	$3,709,359	$1,253,197	$(398,054)	$2,058,108	$1,651,252

7.	WARRANT EXERCISES

In January 2012, we entered into agreements with holders of outstanding warrants to purchase 3,583,333 shares of our common stock at an exercise price of $0.12 per share. These warrants were originally issued with our first round of private financing completed in May and June 2011. Pursuant to these agreements (i) such holders agreed to exercise their warrants for cash, (ii) we agreed to (a) issue to each of such holders an additional five (5) year warrant entitling them to purchase a number of shares equal to that acquired upon exercise of their Initial Warrants at an exercise price of $0.25 per share (the “ January 2012 Warrants ”) and (b) grant them certain registration rights under the Securities Act of 1933 with respect to the shares issued upon exercise of the Initial Warrants and issuable upon exercise of the January 2012 Warrants. The January 2012 Warrants also provides for cashless exercise and for anti-dilution adjustments in the event of stock dividends, stock splits, recapitalizations and similar transactions. The January 2012 Warrants generated gross proceeds of $430,000. The Company recorded the cash receive of $430,000 and a discount of $847,034 as the difference between the fair value of the new warrants of $1,337,086 issued and the shares that were delivered to the investor as a result of exercising the warrants. The discount associated with the new issue will be amortized over the life of the new warrants. For the period ended March 31, 2012, amortization of $38,253 is charged to interest expense in the unaudited condensed consolidated statement of operation.

In addition to the January 2012 warrants, we had cashless exercises of warrants for 1,644,268 shares. As a result of the shares being exercised, we adjust the additional paid in capital for the value of the warrants exercised.

8.	RELATED PARTY TRANSACTIONS

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

Related party amounts included in the balance sheet may be summarized as follows:

Accounts payable - related parties:

	March 31, 2012	September 30, 2011

Hank Durschlag	$16,178	$16,178
Rubin Hanan	5,706	-
Aitan Zacharin	13,465	12,554
	$35,349	$28,732

Hank Durschlag is a former officer and director in Double Eagle Holdings, LTD. Mr. Durschlag is not involved in any operational matters related to Fuse Science and these payments relate to remaining obligations to him in his former capacity. Rubin Hanan is a shareholder, the Company’s President and Chief Operating Officer and, effective March 14, 2011, a director. Aitan Zacharin is a shareholder, the Company’s Chief Marketing Officer and Chief Information Officer and a director.

Transactions with related parties in the statement of operations for the three months ended March 31, 2012 and September 30, 2011 include:

	2012	2011
Prior CEO compensation	$10,000	$3,000
New officer compensation	59,000	-
	$69,000	$3,000

9.	STOCKHOLDERS’ EQUITY

Common stock

At March 31, 2012 and September 30, 2011, the Company had 400,000,000 shares authorized and 119,892,297 and 93,612,039 shares issued and outstanding, respectively, of its $0.001 par value common stock.

Transactions during the six month period ended March 31, 2012

Convertible debt

During the six month ended March 31, 2012, the Company executed convertible notes (“February 2012 Notes”) with several accredited investors in the amount of $3,169,359. The February 2012 Notes are convertible at $.21cents per shares. In addition to the convertible notes, the investors are issued warrants to purchase 15,092,186 of the Company’s Series A Warrants and 15,092,186 of the Company’s Series B Warrants.

Common Stock

During the three months ended December 31, 2011, the Company issued 16,999,997 shares of common stock upon conversion for convertible notes payable with a principal balance and accrued interest of $516,767. An additional, 1,063,333 of shares of common stock were issued upon conversion of convertible notes payable with a principal balance and accrued interest of $31,900 during the period from January 1, 2012 to March 31, 2012.

Warrants

In January 2012 several holders of warrants exercise their warrants to acquired 3,583,333 of the Company’s common stock for $430,000. In addition, the holders received new five year warrants to purchase the Company’s common stock at an exercise price of $.25 per share. Several warrant holder also completed a cashless exercise of 1,644,268 of the Company’s shares.

Options

During the three months ended March 31, 2012, the Company granted options to acquire up to 1,150,000 shares of its common stock to athletes for endorsement services, consultants for services performed or to be performed. The intrinsic value of $131,447 for the options was determined using the Black-Scholes method. These options were expensed immediately as a result of these options being issued to for certain contingencies which have been satisfied.

In addition, 2,100,000 of options with and intrinsic value of $442,947 were issued to employees and directors during the quarter ended March 31, 2012.

10.	COMMITMENTS AND CONTINGENCIES

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

11.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
	Recorded value	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2012
Assets:
Available-for-sale securities	$14,040	$14,040	$-	$-

September 30, 2011
Assets:
Available-for-sale securities	$12,320	$12,320	$-	$-

At March 31, 2012 and September 30, 2011, the Company's available-for-sale equity securities were valued using Level 1 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.

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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 2012 and 2011 (unaudited):

	Three months ended March 31,
	2012	2011
Sales	$24,174	$-
Gross profit	$18,308	$-
General and administrative expenses	$(1,874,182)	$(174,139)
Loss from operations	$(1,855,874)	$(174,139)
Other expenses	$(5,513,899)	$(3,475)
Net Loss	$(7,369,773)	$(177,714)
Net loss per common share – basic and diluted	$(0.06)	$(0.0)

Sales

Sales were $24,174 for the three months ended March 31, 2012, as compared to $ 0 for the comparable three months ended March 31, 2011. The increase in sales is due to a limited roll out of Enerjel™, our initial product, through internet sales while the Company focuses on a full retail roll out through its establishment of distribution partnerships.

Gross Profit

Gross profit percentage during the three months ended March 31, 2012 was 75.7%. Sales for the period consisted of Enerjel™, the Company’s currently marketed product. Sales were made exclusively through the Company’s website and for a short test period through Amazon.com.

General and Administrative Expenses

	For the Three Months Ended March 31,
	2012	2011
BCF	$4,726,906	$-
Interest expense	965,695	3,475
Marketing	733,515	-
Professional Fees	563,780	-
Salary and benefits	423,038	144,000
Other expense	153,849	30,139

Total expense	$7,566,783	$177,614

Beneficial Conversion Feature

Beneficial conversion feature was $4,726,906 for the three months ended March 31, 2012, as compared to $0 for the three months ended March 31, 2011, an increase of $4.7 million. This was due primarily to the consummation of the February 2012 Notes which are convertible at $.21 per share into common stock. The amount expensed for the period represents the excess fair value of the converted shares over the proceeds allocated to the notes.

Interest Expense

Interest expense was $965,596 for the three months ended March 31, 2012, as compared to interest expense of $3,475 for the three months ended March 31, 2011. The increase was due primarily to several convertible notes which were executed between June 2011 and March 2012. Several note holders have already converted there notes into common stock. During the period ended March 31, 2012, 17,396,663 of common stock were issued to settle convertible debt with a face value of $525,000. Included in the amount is amortization of financing charge of approximately $156,000, amortization of debts discounts associated with the notes issued as well as unamortized discounts which removed from the books as a result of the notes being converted.

Marketing Expense

The increase in marketing expense of $733,516 for the three months ended March 31, 2012, from $0 for the three months ended March 31, 2011 is due to the Company’s effort to market its products which is heavily influenced by athlete endorser relationships designed to drive brand awareness and trial. During the period ended March 31, 2012, the Company entered in to a distribution and marketing agreement with Mission which included comprehensive marketing services and heavy commercialization efforts during the first 10 months of the distribution and marketing agreement. The Company paid Mission approximately $650,000 which is therefore being amortized over 10 months. Also included is other marketing cost relating to the launch of Enerjel™ and non-cash payments to endorsers of $289,147.

Professional Fees Expense

Professional fees expense increased by $563,780 for the three months ended March 31, 2012, from $0 for the three months ended March 31, 2011. This increase was due to the Company’s requirements for legal, accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. Professional fee expense increase includes $84,057 in non-cash compensation.

Payroll

Payroll expense increased by $279,038 to $423,038 for the three months ended March 31, 2012 from $144,000 for the three months ended March 31, 2011. The increase was due to an increase in personnel headcount. The payroll increase includes $192,791 in non-cash compensation.

Other expenses

Other general and administrative expense increased from $30,139 in the three months ended March 31, 2011 to $153,849 in the three months ended March 31, 2012. This increase is primarily a result of the increased travel to third party manufacturing plant, increased investor relations activities and reporting as well as expenses associated with the Company’s fund raising activities and expenses related to other early stage development activities of the business.

Other Income

Other income for the three months ended March 31, 2012 and 2011 (unaudited) was as follows:

	2012	2011
Realized gain on extinguishment of debt	$178,702	$-

The increase of $178,702 in the three months ended March 31, 2012 is primarily due to a gain on the early extinguishment of the December 2011 Notes. The notes were modified and included in the February 2012 Notes. As a result of the modification being significant - due to the present value cash flow of the February 2012 Notes debt were greater than 10%, we recorded a gain of $178,702.

Loss from Operations

Loss from operations for the three months ended March 31, 2012, was $1,855,874 as compared to $174,139 for the comparable three months ended March 31, 2011. The increase in operating loss is primarily attributable to the use of equity incentives that underpin the Company’s aggressive marketing plan through the use of iconic athletes to gain brand recognition for the company’s currently marketed and future products. The increase is also due to an increase in salary expense, travel and professional fees associated with new business operations that were not present during the same period last year.

Net Loss

Net loss for the three months ended March 31, 2012, was $7,369,773 or loss per share of $(0.06), as compared to $177,614 or loss per share of $(0.00) for the comparable three months ended March 31, 2011.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

For the Six Months Ended March 31, 2012 and 2012 (unaudited):

	Six months ended March 31,
	2012	2011
Sales	$24,174	$-
Gross profit	$18,307	$-
General and administrative expenses	$(2,685,666)	$(194,302)
Loss from operations	$(2,667,358)	$(194,302)
Other expense	$(5,701,795)	$(5,050)
Net Loss	$(8,369,153)	$(199,352)
Net loss per common share – basic and diluted	$(0.07)	$(0.00)

Sales

Sales were $24,178 for the six months ended March 31, 2012. The company had no sales for the comparable six months ended March 31, 2011. The increase in sales is due to a limited roll out of enerjel through internet sales while the Company focuses on a full retail roll out through its establishment of distribution partnerships with Mission and GNC.

Gross Profit

Gross profit percentage during the six months ended March 31, 2012 was 75.7%. Sales for the period consisted of enerjel, the Company’s currenlty marketed product. Sales were made exclusively through the Company’s website and for a short test period through Amazon.com.

	For The Six Months Ended March 31,
	2012	2011
BCF	$4,875,089	$-
Interest expense	1,005,408	5,050
Marketing expense	1,129,816	-
Professional Fees	867,526	-
Salary and benefits	493,841	144,000
Other expense	194,483	50,337

Total expense	$8,566,163	$199,352

General and Administrative Expenses

Beneficial Conversion Feature

Beneficial conversion feature was $4,875,089 for the six months ended March 31, 2012, as compared to of $0 for the six months ended March 31, 2011, an increase of $4.8 million. This was due primarily to the consummation of the February 2012 Notes which are convertible at $.21 per share into common stock. The amount expensed for the period represents the excess fair value of the converted shares over the proceeds allocated to the notes.

Interest Expense

Interest expense was $1,005,408 for the six months ended March 31, 2012, as compared to interest expense of $5,050 for the six months ended March 31, 2011. The increase was due primarily to several convertible notes which were executed between June 2011 and March 2012. Several note holders have already converted their notes in to common stock. During the period ended March 31, 2012, 17,396,663 of common stock were issued to settle convertible debt with a face value of $525,000. Also included in the amount is amortization of financing charge of approximately $156,000, amortization of debts discounts associated with the notes issued as well as unamortized discounts which were removed from the books as a result of the notes being converted.

Marketing Expense

The increase in marketing expense of $1,129,816 for the six months ended March 31, 2012, from $0 for the six months ended March 31, 2011 was due to the Company’s efforts to market its products which is heavily influenced by athlete endorser relationships designed to drive brand awareness and trial. During the period ended March 31, 2012, the Company entered in to a distribution and marketing agreement with Mission which included comprehensive marketing services and heavy commercialization efforts during the first 10 months of the distribution and marketing agreement. The Company paid Mission approximately $650,000 which is therefore being amortized over 10 months. Also included is other marketing cost relating to the launch of Enerjel™included is non-cash payments to endorsers of $498,288.

Professional Fees Expense

Professional fees expense increased by $867,526 for the six months ended March 31, 2012, from $0 for the six months ended March 31, 2011. This increase was due to the Company’s requirements for legal, accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. Professional fee expense increase includes $161,987 in non-cash compensation.

Payroll

Payroll expense increased by $352,841 to $493,841 for the six months ended March 31, 2012 from $144,000 for the three months ended March 31, 2011. The increase was due to an increase in personnel headcount. The payroll increase includes $321,319 in non-cash compensation.

Other expenses

Other general and administrative expense increased from $50,337 in the six months ended March 31, 2011 to $194,483 in the six months ended March 31, 2012. This increase is primarily a result of the increased in travel to third party manufacturing plant, increased investor relations activities and reporting as well as expenses associated with the Company’s fund raising activities and expenses related to other early stage development activities of the business.

Other income for the three months ended March 31, 2012 and 2011 (unaudited) was as follows:

	2012	2011
Realized gain on extinguishment of debt	$178,702	$-

The increase of $178,702, in the six months ended March 31, 2012 is primarily due to a gain on the early extinguishment of the December 2011 Notes. The notes were modified and included in the February 2012 Notes. As a result of the modification being significant - due to the present value cash flow of the February 2012 Notes debt were greater than 10%, we recorded a gain of $178,702.

Loss from Operations

Loss from operations for the six months ended March 31, 2012, was $2,667,358 as compared to $194,302 for the comparable six months ended March 31, 2011. The increase in operating loss is primarily attributable to the use of equity incentives that underpin the Company’s aggressive marketing plan through the use of iconic athletes to gain brand recognition for the company’s currently marketed and future products. The increase is also due to an increase in salary expense, travel, and professional fee associated with new business operations that were not present during the same period last year.

Net Loss

Net loss for the six months ended March 31, 2012, was $8,369,153 or loss per share of $(0.07), as compared to $199,352 or loss per share of $(0.00) for the comparable six months ended March 31, 2011.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2012 compared to September 30, 2011.

	March 31, 2012	September 30, 2011	Increase/(Decrease)
	(unaudited)
Current Assets	$2,530,273	$207,171	$2,323,102
Current Liabilities	$890,304	$999,227	$(108,923)
Working Capital (Deficit)	$1,639,969	$(792,056)	$2,432,025

As March 31, 2012, we had a working capital of $1,639,969, as compared to a working capital deficit of $792,056, at September 30, 2011, a increase of $2,432,025. The increase is primarily attributable to the Company’s issuance of $3,169,324 in convertible notes during the six months ended March 31, 2012 and conversion of certain outstanding convertible promissory notes. The Company continues to devote significant resources to aggressively pursue markets for its existing product, new product introductions, advancement of its intellectual property build out of its infrastructure and team.

Net cash used for operating activities for the six months ended March 31, 2012 and 2011 was $(2,177,602) and $(56,474), respectively. The net loss for the six months ended March 31, 2012 and 2011 was $(8,369,153) and $(199,352), respectively.

Net cash used and provided for investing activities for the six months ended March 31, 2012 and 2011 respectively, was $(21,190) and $17,876, respectively. The Company purchased computer equipment and invested in developing out its intellectual property during the six months ended March 31, 2012.

Net cash obtained through all financing activities for the six months ended March 31, 2012 was $3,115,426, as compared to ($30,125) which was used for the six months ended March 31, 2011. The Company issued convertible promissory notes in February 2012.

Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $8,369,153 and net cash used in operations of $2,177,602 for the six months ended March 31, 2012, and working capital and stockholders’ deficit of $1,639,969 and $1,932,774, respectively, at March 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The ability of the Company to continue its operations is dependent on management's plans, which include the raising of capital through debt and/or equity markets with some additional funding from other traditional financing sources, including term notes, sale of aged debt to third parties in exchange for free trading stock, until such time that funds provided by operations are sufficient to fund working capital requirements. The Company may need to incur liabilities with certain related parties to sustain the Company’s existence.

The Company will require additional funding to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

In response to these problems, management has taken the following actions:

•	continue with the implementation of the business plan;

•	generate new sales from internet sales and continuing a push to establish additional distribution to retail customers;

•	seeking additional third party debt and/or equity financing; and

•	allocate sufficient resources to continue with advertising and marketing efforts.

Financings

Our primary source of operating cash has been through the sale of equity and through the issuance of convertible secured promissory notes.

Off Balance Sheet Arrangement

None.

Contractual Obligation

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2012. Our management has determined that, as of March 31, 2012, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting

As development stage entity we are constantly modifying or improving of controls, especially for certain transaction which are new to us. There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses. As a result of implementing certain controls, which are more recent, we became aware of transactions which were not recorded in the period.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

On March 15, 2012, MusclePharm Corporation (“MPC”) commenced a trademark infringement and unfair competition action against the Company in the United States District Court for the Southern District of Florida. The suit involves Fuse’s use of its Enerjel™ mark. Fuse believes that these claims are without merit and intends to vigorously contest the action. Fuse has answered the complaint, denying MSC’s allegations and asserting various affirmative defenses.

ITEM 1A	RISK FACTORS

Not applicable.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable March 31, 2012.

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

FUSE SCIENCE, INC.

May 15, 2012	By: /s/Brian Tuffin
Brian Tuffin,
Chief Executive Officer and
Acting Chief Financial Officer, Principal Executive Officer

