Form 10-Q
period 2012-06-30
Fuse Science, Inc.
filed 2012-08-14
CIK 842722

 U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended: June 30, 2012

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ ..

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 13, 2012 was 145,548,876.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Balance Sheets

June 30, 2012 and September 30, 2011

	June 30,	September 30,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,997	$147,907
Accounts receivable	22,665	-
Inventory	67,976	-
Prepaid expenses	478,209	59,264
Deferred financing costs	649,535	-
Total current assets	1,269,382	207,171
Other assets:
Available-for-sale investments	-	8,320
Deferred financing costs	334,029
IT Property, net	12,375	-
Intellectual property, net	131,725	126,917
Total other assets	478,129	135,237

Total assets	$1,747,511	$342,408

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$355,600	$342,009
Accounts payable - related parties	-	28,558
Deferred sales	155	-
Convertible notes payable, net	(74,736)	606,976
Accrued expenses	160,311	21,684
Total current liabilities	441,330	999,227

Convertible note payable, net	1,118,570	-

Commitments and contingencies	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $.001 par value; authorized 400,000,000 shares; 128,519,270 and 93,612,039 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively and September 30, 2011, respectively	128,519	93,612
Additional paid-in capital	28,562,879	12,667,350
Stock options	(4,366,878)	(680,711)
Non-controlling interest	(126,344)	(126,344)
Deferred consulting fees	(674,690)	(541,558)
Accumulated other comprehensive income	-	2,590
Accumulated deficit:
During the development stage	(13,459,021)	(2,194,904)
Other	(9,876,854)	(9,876,854)
Total accumulated deficit	(23,335,875)	(12,071,758)
Total stockholders’ equity (deficit)	187,611	(656,819)
Total liabilities and stockholders’ equity (deficit)	$1,747,511	$342,408

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Revenue
Sales, net	$35,872	$-
Cost of sales	10,960	-
	24,912	-
Expenses:
Related party services	-	162,405
General and administrative expense	1,878,399	93,352
Total expenses	1,878,399	255,757
Loss from operations	(1,853,487)	(255,757)
Other income (expense):
Interest expense – stockholders	(1,035,486)	-
Beneficial conversion feature	-	(194,209)
Realized loss	(5,730)	-
Other expense	(1,041,216)	(194,209)
Net loss	(2,894,703)	(449,966)

Loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding	125,733,799	78,807,865

Net loss	(2,894,703)	(449,966)

Unrealized loss on available-for-sale securities (none attributed to the non-controlling interest)	-	(2,130)
Net comprehensive loss	$(2,894,703)	$(452,096)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Operations

Nine Months Ended June 30, 2012 and 2011 and from Inception

(January 20, 2009) through June 30, 2012

(Unaudited)

			Development
			Stage Inception
			(January 20,
			2009)
			Through June 30,
	2012	2011	2012
Revenue
Sales, net	$60,045	$-	$60,045
Management income – affiliate	-	-	11,366
Total income	60,045	-	71,411
Cost of sales	16,827	-	16,827
	43,218	-	54,584
Expenses:
Related party services	-	170,605	6,000
General and administrative expense	4,564,475	279,452	6,293,970
Total expenses	4,564,475	450,057	6,299,970
Loss from operations	(4,521,257)	(450,057)	(6,245,386)
Other income (expense):
Interest and other income	-	35	9,629
Interest expense	(2,040,894)	(201,642)	(2,086,040)
Beneficial conversion feature of convertible notes payable	(4,875,089)	-	(5,247,400)
Realized loss	(5,730)	2,347	(21,282)
Other than temporary decline in available-for-sale securities	-	-	(50,900)
Gain on extinguishment of debt	178,702	-	178,702
Other expense	(6,743,011)	(199,260)	(7,217,291)

Loss before non-controlling interest	(11,264,268)	(649,317)	(13,462,677)
Non-controlling interest	-	-	3,656
Net loss	(11,264,268)	(649,317)	(13,459,021)

Loss per share, basic and diluted	$(0.09)	$(0.01)

Weighted average shares outstanding	119,635,400	60,484,150

Other comprehensive income
Net loss	(11,264,268)	(649,317)	(13,459,021)

Unrealized gain on available-for-sale securities	-	5,773	3,380
Net comprehensive loss	$(11,264,268)	$(643,544)	$(13,459,021)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Consolidated Statements of Changes in Stockholders’ Equity

From Inception (January 20, 2009) Through June 30, 2012

(Unaudited)

						Intrinsic
						Value of
					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock
	Shares	Par	Shares	Par	Capital	Options

Balance, January 20, 2009	-	$-	50,925,820	$50,926	$9,946,022	$-
Unrealized loss from available-for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, September 30, 2009	-	-	50,925,820	50,926	9,946,022	-
Unrealized loss from available-for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, September 30, 2010	-	-	50,925,820	50,926	9,946,022	-
Unrealized gain from available-for-sale securities	-	-	-	-	-	-
Common stock issued for:
Services	-	-	11,850,000	11,850	1,140,150	-
Convertible notes payable	-	-	5,539,219	5,539	134,517	-
License	-	-	2,000,000	2,000	76,000	-
Acquisition of FS Research and Development, Inc.			23,297,000	23,297	(23,297)	-
Convertible notes payable:
Detachable warrants	-	-	-	-	310,775	-
Beneficial conversion feature	-	-	-	-	372,311	-
Stock options granted	-	-	-	-	710,872	(710,872)
Amortize value of stock options	-	-	-	-	-	30,161
Net loss	-	-	-	-	-	-
Balance, September 30, 2011	-	-	93,612,039	93,612	12,667,350	(680,711)
Unrealized gain from available-for-sale securities		-	-	-	-	-
Common stock issued for
Convertible notes payable	-	-	22,314,000	22,314	998,548	-
Deferred consulting fees	-	-	700,000	700	257,340	-
Other	-	-	2,778	3	2,288	-
Convertible notes payable:
Detachable warrants - cash	-	-	3,583,333	3,583	426,416	-
Detachable warrants – noncash	-	-	8,307,120	8,307	121,507	-
Warrants A&B – financing cost	-	-	-	-	777,312	-
Warrants A&B – FV	-	-	-	-	2,314,625	-
Warrants issued - FV	-	-	-	-	887,753	-
Beneficial conversion feature	-	-	-	-	4,811,693	-
Stock options granted	-	-	-	-	5,298,047	(4,473,902)
Amortize stock options	-	-	-	-	-	787,735
Net loss	-	-	-	-	-	-
Balance, June 30, 2012	-	$-	128,519,270	$128,519	$28,562,879	$(4,366,878)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Consolidated Statements of Changes in Stockholders’ Equity, Continued

From Inception (January 20, 2009) Through June 30, 2012

(Unaudited)

			Accumulated
	Non	Deferred	Other	Accumulated Deficit
	Controlling	Consulting	Comprehensive	Development
	Interest	Fees	Income	Stage	Other	Total

Balance, January 20, 2009	$-	$-	$279,470	$-	$(9,999,694)	$276,724
Unrealized loss from available-for-sale securities	-	-	(248,385)	-	-	(248,385)
Net loss	-	-	-	(97,895)	-	(97,895)
Balance, September 30, 2009	-	-	31,085	(97,895)	(9,999,694)	(69,556)
Non-controlling interest		(126,340)	-	3,500	122,840	-
Unrealized loss from available-for-sale securities	-		(31,538)	-	-	(31,538)
Net loss	(4)		-	(80,348)	-	(80,352)
Balance, September 30, 2010	(126,344)	-	(453)	(174,743)	(9,876,854)	(181,446)
Unrealized gain from available-for-sale securities	-	-	3,043	-	-	3,043
Common stock issued for:
Services	-	(609,000)	-	-	-	543,000
Convertible notes payable	-	-	-	-	-	140,056
License	-	-	-	-	-	78,000
Acquisition of FS Research & Development, Inc.	-	-	-	-	-	-
Convertible notes payable:
Detachable warrants	-	-	-	-	-	310,775
Beneficial conversion feature	-	-	-	-	-	372,311
Amortize deferred consulting	-	67,442	-	-	-	67,442
Amortize intrinsic value of stock options	-	-	-	-	-	30,161
Net loss	-		-	(2,020,161)	-	(2,020,161)
Balance, September 30, 2011	(126,344)	(541,558)	2,590	(2,194,904)	(9,876,854)	(656,819)
Unrealized gain from available-for-sale securities	-	-	(2,590)	-	-	-
Common stock issued for
Convertible notes payable	-	-	-	-	-	1,020,862
Deferred consulting fees		(83,040)				175,000
Other						2,291
Convertible notes payable:
Detachable warrants – cash	-	-	-	-	-	499,999
Detachable warrants – noncash	-	-	-	-		129,814
Warrants A&B – financing cost	-	-	-	-	-	777,312
Warrants A&B – FV	-	-	-	-	-	2,314,625
Warrants issued – FV	-	-	-	-	-	887,753
Beneficial conversion feature	-	-	-	-	-	4,811,693
Stock options granted	-	(444,963)	-	-	-	(68,479)

Amortize stock options	-	-	-	-	-	787,735
Amortize deferred consulting	-	394,871	-	-	-	394,871
Net loss	-	-	-	(11,264,268)	-	(11,264,268)
Balance, June 30, 2012	$(126,344)	$(674,690)	$-	$(13,459,021)	$(9,876,854)	$187,611

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2012 and 2011 and from Inception

(January 20, 2009) through June 30, 2012

(Unaudited)

			Development
			Stage Inception
			(January 20,
			2009) Through
	2012	2011	June 30, 2012

Operating activities:
Net loss	$(11,264,268)	$(649,317)	$(13,459,021)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Amortization:		433
Gain from extinguishment of debt	(178,702)	-	(178,702)
Intellectual property	3,754	-	4,838
Deferred consulting fees	649,357	-	716,799
Stock options	1,180,788	-	1,210,949
Other than temporary decline in available-for-sale securities	-	-	50,900
Interest settled with common stock	50,444	-	50,444
Deferred financing cost	423,322		423,322
Common stock issued for services	102,375	144,000	645,375
Convertible notes payable:
Amortization of detachable warrants	1,324,069	1,162	1,336,820
Beneficial conversion feature	4,875,089	190,155	5,247,400
Investment received for management services	-	-	(8,800)
Accrued interest income	-	-	(5,060)
Gain on sale of investment	5,730	(2,347)	21,282
Non-controlling interest	-	-	(3,504)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	-	-	(4,686)
Inventory	(67,976)	-	(67,976)
Prepaid expenses	(418,945)	(4,500)	(478,209)
Accounts payable and accrued expenses	123,817	35,582	479,981
Accounts payable and accrued expenses - related parties	-	21,411	6,617
Advances from related parties for working capital	-	-	6,660
Net cash used in operating activities	(3,191,146)	(263,421)	(4,004,571)
Investing activities:
Proceeds from investments	-	52,876	75,876
Additions to IT assets	(13,750)	-	(13,750)
Intellectual property	(7,440)	(50,100)	(57,440)
Net cash (used in) provided by investing activities	(21,190)	2,776	4,686
Financing activities:
Loan proceeds	3,534,359	540,000	4,466,009
Loan repayment	(219,359)	(2,660)	(222,019)
Proceed from warrants exercise	430,000	-	430,000
Financing fees	(629,574)	-	(629,574)
Net cash provided by financing activities	3,115,426	537,340	4,044,416
Net (decrease) increase in cash and cash equivalents	(96,910)	(276,695)	44,531
Cash and cash equivalents, beginning of period	147,907	8,619	6,465
Cash and cash equivalents, end of period	$50,997	$285,314	$50,996

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Cash Flows, Continued

Nine Months Ended June 30, 2012 and 2011 and from Inception

(January 20, 2009) through June 30, 2012

(Unaudited)

			Development
			Stage
			Inception
			(January 20,
			2009)
			Through June
	2012	2011	30, 2012

Supplemental Cash Flow Information:
Cash paid for interest	$58,472	$-	$58,472
Non-cash investing and financing activities:
Common stock issued for convertible notes payable and accrued interest	$1,020,862	$-	$1,723,109
Notes payable issued to acquire investment	$-	$-	$100,000
Warrant issued for financing fees	$620,867	$-	$620,867
Common stock issued for license	$-	$-	$78,000
Common stock issued to acquire Fuse Science, Inc.	$-	$-	$23,297

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICY

CONSOLIDATION POLICY AND HISTORY OF BUSINESS

The consolidated financial statements of the Company include the accounts of the Company, Fuse Science, Inc. (“ FUSE ”) and FS Consumer Products Group, Inc., a Florida corporation, its wholly-owned subsidiaries and Ultimate Social Network, Inc. (“ USN ”) its 60%-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company was originally incorporated in 1985 in Nevada. Its common stock now trades on the OTCQB under the symbol DROP.PK.

DEVELOPMENT STAGE

From 2007 to January 20, 2009, the Company operated as a “business development company” (“ BDC ”) under the Investment Company Act of 1940. At the time the Company withdrew its election to operate as a BDC on January 20, 2009, the Company had limited resources and did not have sufficient capital to complete its business plans. Accordingly, the operations of the Company, is presented as those of a development stage enterprise, from January 20, 2009, which is treated as its inception for financial reporting purposes.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto dated September 30, 2011.

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

REVENUE RECOGNITION

The Company records revenue when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. The Company’s customers may return ordered items for a refund . The Company also provides customers incentives to purchase products at a discount. For the period ended June 30, 2012, we have record sales discount, returns and allowances of $2,285 which is netted against sales for the three months and the six months then ended.

INVENTORIES

Inventories consist of items or products manufactured for resale and packaging material used to produce such products. Inventories are valued at average cost and adjusted to reflect lower of cost or market. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. As of June 30, 2012 and September 30, 2011, no obsolescence reserves were considered.

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

NEW ACCOUNTING PRONOUNCEMENTS

We have evaluated all recent accounting pronouncements through June 30, 2012 and find none that would have a material impact on the financial statements of the Company.

RECLASSIFICATION

Certain reclassifications have been made in the condensed consolidated financial statements at September 30, 2011 and for the three months and nine months ended June 30, 2011 to conform to the June 30, 2012 presentation. The reclassifications had no effect on net loss.

2.	GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of the business, projected operating expenses and commitments for the next twelve months. The Company had a net loss from operations of $(2,894,703) during the three months ended June 30, 2012. Included in this loss, the Company recorded non-cash compensation of $629,142 which relates to contracts entered into by the Company for current and future services undertaken for marketing and promotional activities by brand athletes through endorsement contracts, as well as contracts with consultants to provide professional services and employment contract with the Company’s key employees. Also included is $116,000 of value in stock issued as penalty for early termination of a consulting agreement. As a result, 400,000 shares were issued to terminate the agreement. At June 30, 2012, current assets are $1,269,382 and current liabilities are $441,330.

The Company intends to continue to raise necessary capital from different financing sources including private placements of its restricted securities, including common stock, convertible notes and exercising of warrants. The Company has demonstrated an ability to raise funds as needed to fund operations and investments. During the nine months ended June 30, 2012, the Company issued 10% secured senior convertible promissory note in the amounts of $3,169,359 (“ February 2012 Notes ”). The February 2012 Notes include two sets of Warrants, “Series A Warrants” and “Series B Warrants.” Series A Warrants are five-year warrants to purchase 15,092,186 shares of the common stock at $.26 per share. Series B Warrants are seven-month warrants to purchase 15,092,186 shares of the common stock at $.21 per share. The warrants are subjected to certain price adjustments based on subsequent issuance of additional convertible notes and mandatory conversion if the market value of the Company’s common stock exceeds 250% for 25 consecutive days. Subsequent to June 30, 2012, the Company successfully completed its registration statement. As a result, a price adjustment was calculated as of August 8, 2012 and the total convertible shares increased to 24,379,685 at a conversion price of $.13. Similarly, the number of warrants increased to 24,379,685 for Series A Warrants and Series B Warrants, respectively.

In December 2011, the Company also issued two 90-Day 8% Senior Subordinated Convertible Promissory Notes with Subscription Options ( the “ December Notes”) in the amounts of $75,000 and $60,000. An additional December Note in the principal amount of $50,000 was issued in January 2012. These notes were extinguished as a result of being rolled into the February 2012 Notes. The December Notes included an increment in principal of 15% of the face value of the note. In the event the Company did not undertake the subsequent financing, the December Notes with accrued interest would convert into Units consisting of 10 shares of the Company’s common stock and warrants to purchase an additional six shares of the Company’s common stock. The number of units issuable upon the conversion would be equal to the value of note plus accrued interest divided by $1.50. If the subsequent financing did not take place, the December Notes would include five-year warrants to purchase 300,000 and 240,000 shares of common stock respectively at a price of $0.18 per share. However, the December Notes were converted in to subscriptions for the securities sold in the subsequent financing. There can be no assurance in any case that the Company will secure sufficient funding to fully implement the Company’s business plan.

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

Efftec International, Inc. (“ EFFI ”) has developed an Internet-based chiller tool. EFFI installs and sells this tool to its customer base. At June 30, 2012, the Company realized a loss on these investments.

North American Energy Resources, Inc. (“ NAEY ”) is an oil and gas development and production company with operations currently in Oklahoma. At June 30, 2012, the Company realized a loss on these investments.

Fair value for both available-for-sale securities is based on level one inputs, the posted bid/last trading price on September 31, 2011.

4.	DISTRIBUTION AGREEMENT

On February 27, 2012, we entered into licensing and distribution agreements with Mission Product Holdings, Inc. (“ Mission ”). Mission develops, manufactures and markets the Mission Athletecare™ line of skincare products. Pursuant to the license agreement, Fuse granted Mission a restricted license to use Fuse’s proprietary transdermal delivery technology in connection with the development, manufacture and marketing of Mission Athletecare™ skincare products. Pursuant to the distribution agreement, Mission has agreed to offer for sale and distribute Fuse’s line of existing and planned sports nutrition products to a network of food, drug and sporting goods retailers that currently carry the Mission brand.

As part of the distribution agreement, the Company will make sales to Mission at an agreed upon price. The Company agrees that should it sell the products directly to the consumers at a price less than the agreed price, the charge to Mission be reduced so that Mission will be less than the lowest price being charged by the Company to consumers for the remainder of the term, Furthermore, the Company will pay Mission a one-time bonus of $50,000 for purchases in excess of $2,000,000, incremental to the first $150,000 and $25,000 for every $1,000,000 in purchases made thereafter. Under the distribution agreement Fuse paid Mission $650,000 to cover costs associated with the marketing of the Company’s line of products. This amount was recorded in prepaid assets on the balance sheet as of June 30, 2012 and will be amortized to marketing expense over the next ten months. As of June 30, 2012, the prepaid balance amounted to $390,000.

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

6.	CONVERTIBLE PROMISSORY NOTES

The Company had the following convertible notes payable at June 30, 2012 and September 30, 2011.

	June 30	September 30,
	2012	2011
Convertible notes payable with interest at 12%	$5,000	$20,000
8% One year senior secured convertible promissory note due June 20, 2012	-	327,405	*
8% One year senior secured convertible promissory note due September 9, 2012	94,539	259,571
10% Two year senior secured convertible promissory note due February 7, 2014	1,743,565	-
Discount on Warrants five warrants	(802,646)	-
	$1,040,458	$606,976

		September 30,
	June 30, 2012	2011
Current	$(74,637)	$606,976
Long term	$1,118,469	$-

Convertible notes payable includes one note in the amount of $5,000 which is convertible at $0.025 per share.

* These notes were originally issued with a face value of $525,000. During the quarter ended December 31, 2011, several note holders converted the notes into stock, on or around the last day of the reporting period, resulting in a reduction of $495,000 to the face value of the notes. The remaining note holder converted his note with a face value of $30,000 for 1,633,667 shares of the Company’s common stock during the nine months ended June 30, 2012. A total of 17,396,663 shares were converted for by noteholders during the nine months ending June 30, 2012. As a result of the conversion of these notes, unamortized discount of $186,739 was charged to interest expense for the period ending June 30, 2012.

The terms of our 8% One Year Senior Subordinated Secured Convertible Promissory Notes are summarized as follows:

		Conversion	Number of
Due Date	Face Value	Rate	Warrants
February 7, 2014	$3,169,359	See below	30,184,37
September 9, 2012	$100,000	$0.12	3,000,000

During the three months ended June 30, 2012, several note holders converted to common stock. At total of $260,000 of our September 9, 2012 notes with a fair value of $360,000 bearing interest at 8% converted at $0.12 per share. In addition to the September notes, a note holder of the October 20, 2012 notes converted with a face value of $180, 000 and bearing interest at 8%.

On January 4, 2012, we executed an agreement for additional December Notes with a face value of $50,000 bearing 8% interest rate maturing in 90 days. Similar to the previous notes issued in December 2011, these notes are convertible into Units consisting of 10 shares of the Company’s common stock and warrants to purchase an additional six shares of the Company’s common stock at a strike price $.18 per shares. The notes are convertible at $1.50 per unit and $0.15 per share. The Company measured the fair value of these instruments and recorded a discount of $28,508, which was allocated to the warrants. In addition, a beneficial conversion value of $145,175 was immediately expensed as a result of the notes’ immediate conversion feature following execution of the agreement.

On February 9, 2012, the terms of our December Notes with were significantly modified and the note holders were now included as part of the February 2012 Notes. Detailed below is the face values of the December Notes prior to modification of the terms:

		Unit Conversion	Number of
Due Date	Face Value	Rate**	Warrants
March 22, 2012	$75,000	$1.50	300,000
March 29, 2012	$60,000	$1.50	240,000
April 4, 2012	$50,000	$1.50	200,000

** Each unit consists of ten shares of the Company’s common stock and warrants to purchase six additional shares of the Company’s stock

As a result of the modification to the terms of the December Notes, we recognized a gain on the extinguishment of the debt due the present value of the cash flow of the old notes (December Notes) exceeding the value of the new notes (February 2012 Notes) by more than 10%. The modification of the December Notes included an increase in face values of the notes as well as an increase in the interest rate from 8% to 10% and the maturity date was extended from 90 days to two years. As a result of these modifications, a gain on the extinguishment of the debt in the amount of $211,419 was recorded to settle the December Notes. The face values of December Notes totaled to $185,000 while interest accrued through the date of the modification totaled $1,642. The Company wrote off the fair value originally allocated to the warrants issued with these notes from additional paid in capital in the amount of $71,225 as well as the beneficial conversion features originally allocated in the amount of $211,038 from additional paid in capital. Unamortized discount of $70,844 associated with the December Notes was recognized.

On February 9, 2012, we consummated a private placement of (i) $3,169,359 in principal amount of Notes (“ February 2012 Notes ”) which is inclusive of the modified December Notes and (ii) the February 2012 Warrants, consisting of (a) series A warrants to purchase an aggregate of 15,092,185 shares of common stock (the “ Series A Warrants ”) and (b) series B warrants to purchase an aggregate of 15,092,185 shares of common stock (the “ Series B Warrants ”) at a purchase price of $3,169,359 in a private placement to a group of institutional and accredited investors pursuant to a Securities Purchase Agreement, dated as of February 7, 2012. The Notes are convertible into shares of the Company’s common stock, and are entitled to earn interest which may be paid in cash or in shares of common stock. The February 2012 Warrants are exercisable into shares of common stock. The convertible shares are all subject to standard anti-dilution provisions. Please refer to Note 12 for subsequent price adjustment.

The February 2012 Notes are two (2) year senior convertible notes with an aggregate principal amount of $3,169,359. The February 2012 Notes will accrue interest at a rate of ten percent (10%) per annum beginning on February 9, 2012, which will be paid on January 15, April 15, July 15 and October 15 of each year to the record note holder of each note. The interest accrued is payable in interest shares, although the Company may, at its option and upon written notice to each note holder of the February 2012 Notes, make such interest payments in cash or in a combination of cash and interest shares. Please refer to Note 12 for subsequent price adjustment to notes.

The Series A Warrants have a term of five (5) years from the Closing Date and the Series B Warrants have a term of seven (7) months from the Closing Date. Each of the Series A Warrants and the Series B Warrants is immediately exercisable upon issuance into an aggregate of 15,092,185 fully paid and non-assessable Exercise Shares at an initial exercise price of $.026 per share in the case of the Class A Warrants and $0.21 per share in the case of the Class B Warrants. Please refer to note 12.

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

Any note holder of the February 2012 Notes is entitled to convert the notes into conversion shares at any time by delivery of a notice of conversion to the Company. On or before the third trading day after receipt of the conversion notice, the Company must deliver to the note holder such number of conversion shares to which the note holder is entitled pursuant to the conversion. The number of conversion shares the note holder will receive upon conversion of the Notes will be determined by dividing the amount of principal being converted plus any accrued and unpaid interest by the conversion price effective at the time of the conversion. The February 2012 Notes have an initial conversion price of $0.21 however it is subject to reset depending on the filing of the registration statement. At no time, however, will the Conversion Price be reset below $0.12 per share as a result of a conversion price adjustment. Please see note 12.

The Company received net proceeds in the amount of $2,391,500 after offering cost of $558,500 and non-cash settlement for the $219,359. In recording the transaction, the Company allocate the face value of the notes between the estimated the fair values of the February 2012 Notes, the Series A Warrants and Series B Warrants. As a result, the February 2012 Notes were discounted by $1,421,848 for Series A Warrants and $892,776 Series B Warrants. The carrying value of the February 2012 Notes as of the day of the transaction amounted to $854,735. The Company also recorded a beneficial conversion feature of $4,729,374 representing the difference between the market value of the converted shares as of February 9, 2012 and the amount of the total proceeds allocated to the carrying value of the Notes. The beneficial conversion feature was expensed in the unaudited condensed consolidated statement of operation, as a result the February 2012 Notes being available for conversion 3 days after consummation of the agreement. The discount associated with Series A Warrant is amortized over the life of the note and the discount associated with Series B Warrants is amortized over six months as a result of that being exercisable in seven months.

In connection with the February 2012 Notes, the Company paid the placement agent, a placement fee of $236,000 and issued to the placement agent and its designees, the placement agent warrants, consisting of five-year warrants to purchase an aggregate of 1,366,868 shares of common stock at an exercise price of $0.26 per share and seven-month warrants to purchase an aggregate of 1,366,868 shares of common stock at an exercise price of $0.21 per share. The Company recorded an asset related to financing charge that will be amortized over life of the February 2012 Notes and seven months - to the extent that the financing charge relates to Series B Warrants which expire in seven months after the consummation date. Total deferred financing cost recorded in the balance sheet as of February 9, 2012 amounted to $1,406,885 of which $594,574 relates to fees paid in cash to the placement agent, attorneys and other third parties. Also include in the total deferred financing charge is $477,494 which represents fair value of the Series A Warrants issue to the placement agent and $299,818 relating to the fair value of Series B Warrants which were provided to the placement agent. As of June 30, 2012, deferred financing fees of $716,804 is charged to interest expense in the unaudited condensed consolidated statement of operation. As of June 30, 2012, short term deferred financing cost amounts to $649,535 and the remaining balance of $334,029 in recorded in other assets long term.

The fair value of each warrant on the date issued was estimated using the Black-Scholes valuation model. The following assumptions were used for the calculation of the warrants granted in September, October, December 2011 and February 2012.

	11-Sep	11-Dec	12-Mar (A Warrants)	12-Mar (B Warrants)
Expected term	5 years	5 years	5 years	6 months
Expected average volatility	309%	296%	163.06%	163.06%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.50%	2.90%	.82%	.11%

The recorded discount on the convertible notes payable is being amortized to interest expense over the life of the note or seven months for the discount associated with Series B Warrants and is summarized as follows as of June 30, 2012.

		Debt Discount
Due Date	Face Value	Initial Value	Amortization	Discount	Carrying Value

February 4, 2014	$3,169,359	$854,735	$(888,829)	$1,425,795	$1,743,564
September 9, 2012	100,000	73,476	(21,073)	5,461	94,539
	$3,269,359	$928,211	$(909,902)	$1,431,256	$1,838,303

7.	WARRANT EXERCISES

In January 2012, we entered into agreements with holders of outstanding warrants to purchase 3,583,333 shares of our common stock at an exercise price of $0.12 per share. These warrants were originally issued with our first round of private financing completed in May and June 2011. Pursuant to these agreements (i) such holders agreed to exercise their warrants for cash, (ii) we agreed to (a) issue to each of such holders an additional five (5) year warrant entitling them to purchase a number of shares equal to that acquired upon exercise of their Initial Warrants at an exercise price of $0.25 per share (the “ January 2012 Warrants ”) and (b) grant them certain registration rights under the Securities Act of 1933 with respect to the shares issued upon exercise of the Initial Warrants and issuable upon exercise of the January 2012 Warrants. The January 2012 Warrants also provides for cashless exercise and for anti-dilution adjustments in the event of stock dividends, stock splits, recapitalizations and similar transactions. The January 2012 Warrants generated gross proceeds of $430,000. The Company recorded the cash receive of $430,000 and a discount of $887,753 as the difference between the fair value of the new warrants of $1,337,086 issued and the shares that were delivered to the investor as a result of exercising the warrants. The discount associated with the new issue will be amortized over the life of the new warrants. For the period ended June 30, 2012, amortization of $85,106 is charged to interest expense in the unaudited condensed consolidated statement of operation for the nine month then ended.

In addition to the January 2012 warrants, we had cashless exercises of warrants for 8,307,120 shares. As a result of the shares being exercised, we adjusted the additional paid in capital account to reflect for the value of the warrants exercised.

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

Related party amounts included in the balance sheet may be summarized as follows:

Accounts payable - related parties:

	June 30, 2012	September 30, 2011

Hank Durschlag	$16,178	$16,178
Aitan Zacharin	-	12,554
	$16,178	$28,732

Hank Durschlag is a former officer and director in Double Eagle Holdings, LTD. Mr. Durschlag is not involved in any operational matters related to Fuse Science and these payments relate to remaining obligations to him in his former capacity. Aitan Zacharin is a shareholder, the Company’s Chief Marketing Officer and Chief Information Officer and a director.

Transactions with related parties in the statement of operations for the months ended June 30, 2012 and September 30, 2011 include:

	2012	2011
Prior CEO compensation	$10,000	$3,000
New officer compensation	59,000	-
	$69,000	$3,000

9.	STOCKHOLDERS’ EQUITY

Common stock

At June 30, 2012 and September 30, 2011, the Company had 400,000,000 shares authorized and 128,519,270 and 93,612,039 shares issued and outstanding, respectively, of its $0.001 par value common stock.

Transactions during the nine month period ended June 30, 2012

Convertible debt

During the nine months ended June 30, 2012, the Company executed convertible notes (“February 2012 Notes”) with several accredited investors in the amount of $3,169,359. The February 2012 Notes are convertible at $.21cents per shares. In addition to the convertible notes, the investors are issued warrants to purchase 15,092,186 of the Company’s Series A Warrants and 15,092,186 of the Company’s Series B Warrants. Please refer to Note 12.

Common Stock

During the nine months ended December 31, 2011, the Company issued 21,886,030 shares of common stock upon conversion of convertible notes payable with a principal balance and accrued interest totaling $1,020,862.

Warrants

In January 2012 several holders of warrants exercise their warrants to acquired 3,583,333 of the Company’s common stock for $430,000. In addition, the holders received new five year warrants to purchase the Company’s common stock at an exercise price of $0.25 per share. Several warrant holder also completed cashless exercise totaling to 8,307,120 of the Company’s shares. The issuance of these shares as well as allocations of fair values associated with issuance of new warrants (the “ January 2012 Warrants ”) and the warrants granted as part of the February 2012 financing are reflected in the changes to stockholders’ deficit as follows:

Description	Number of shares of Common Stock	Cash Value	Par ($0.001)	Additional Paid-in Capital
Cash Exercise of Warrants	3,583,333	$430,000	3,583	$426,416
Non-Cash Exercise of Warrants	8,307,120	-	8,307	121,507
January 2012 Warrants – Allocated Fair Value		-		887,753
Series A and B Warrants – financing cost		-		777,312
Series A and B Warrants – Allocated fair value		-		2,314,625
Total		$430,000		$4,527,613

Options

During the nine months ended June 30, 2012, the Company granted options to acquire up to 1,350,000 shares of its common stock to athletes for endorsement services and to consultants for services performed or to be performed. An intrinsic value in the amount of $144,642 for these options was determined using the Black-Scholes method. These options were expensed immediately as a result of these options being issued to for certain contingencies which have been satisfied.

In addition, 1,850,000 options with an intrinsic value totaling $445,664 were issued to employees and directors during the nine months ended June 30, 2012.

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

11.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

	Fair Value Measurement Using
	Recorded value	Quoted prices in active markets of identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2011
Assets:
Available-for-sale securities	$12,320	$12,320	$-	$-

At September 30, 2011, the Company's available-for-sale equity securities were valued using Level 1 inputs as summarized above. Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.

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

12.	SUBSEQUENT EVENT

The Company successfully completed the registration of shares associated with the February 2012 Notes. As a result, the 25 days price adjustment clause was triggered. Based on the result of the revised price calculation (computed based on 25 days trading price after registration statement is effective), the conversion note decrease from $.21 to $.13. This change in the conversion rate increase the number of convertible shares from 15,092,186 to 24,379,685. Similarly, the number of warrants increased to 24,379,685 for Series A Warrants and Series B Warrants.

As of August 8, 2012, approximately $2.7 million of the Company's debt was eliminated through conversion into the Company's common stock (approximately 12.7 million shares). Approximately 500,000 of the 3.5 million in debt remain. The shares were computed based on the original conversion rate of $.21. As a result, the shares are subject to an adjustment which will be calculated and issued to the shareholders during the fourth quarter.

Additionally, As of August 8, 2012, approximately $941,000 in new working capital was raised by the company through exercise of B warrants held by the note-holders associated with the February 2012 Notes. This represented approximately approximately 4.5 million shares. These shares will also be adjusted and issued to the shareholders in the period.

The Company will also revisit the accounting for the convertible notes during the fourth quarter. Based on preliminary calculations, no material changes in the accounting for the convertible notes were noted.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

“ Management’s Discussion and Analysis of Financial Condition and Results of Operations ” discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. On an on-going basis, we will evaluate our estimates and judgments, including those related to revenue recognition, valuation of investments, accrued expenses, financing operations, contingencies and litigation. We will base our estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the “Notes to Financial Statements” included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2011.

RESULTS OF OPERATIONS

Three months ended June 30, 2012 as compared to Three months ended June 30, 2011:

	Three months ended June 30,
	2012	2011
Sales	$35,872	$-
Gross profit	$24,912	$-
General and administrative expenses	$1,878,399	$255,757
Loss from operations	$(1,853,487)	$(255,757)
Other expenses	$1,041,216	$194,209
Net Loss	$(2,894,703)	$(449,996)
Net loss per common share – basic and diluted	$(0.02)	$(0.01)

Sales

Sales were $35,872 for the three months ended June 30, 2012, as compared to $ 0 for the comparable three months ended June 30, 2011. The increase in sales is due to a limited roll out of Enerjel™, our initial product, through internet sales while the Company focuses on a full retail roll out through its establishment of distribution partnerships which began shipping in Q-4.

Gross Profit

Gross profit percentage during the three months ended June 30, 2012 was 69.4%. Sales for the period consisted of Enerjel™, the Company’s only currently marketed product. Sales were made exclusively through the Company’s website and for a short test period through Amazon.com.

General and Administrative Expenses

	Three months ended June 30,
	2012	2011
Beneficial Conversion Feature	$-	$190,155
Interest expense	1,035,486	4,054
Professional Fees	865,127	57,548
Salary and benefits	526,065	195,524
Marketing	466,908	-
Other expense	20,229	2,685

Total expense	$2,913,885	$449,966

Beneficial Conversion Feature

Beneficial conversion feature was $0 for the three months ended June 30, 2012, as compared to $190,155 for the three months ended June 30, 2011, a decrease of $190,155. This was due to the fact that there were no new convertible notes issued during the three months ending June 30, 2012.

Interest Expense

Interest expense was $1,035,486 for the three months ended June 30, 2012, as compared to interest expense of approximately $4,000 for the three months ended June 30, 2011. The increase in interest expense was due primarily to accrual of interest on several convertible notes issued between late June 2011 and June 2012. Several note holders have already converted a portion of the outstanding notes into common stock. During the period ended June 30, 2012, a total of 3,818,100 shares of common stock were issued to settle convertible debt with a face value in the amount of $455,000. Included in the amount is amortization of financing charge of approximately $266,877 and amortization of debt discounts in the amount of $567,348.

Marketing Expense

The increase in marketing expense of $466,908 for the three months ended June 30, 2012, from $0 for the three months ended June 30, 2011 is due to the Company’s effort to market its products which is heavily influenced by athlete endorser relationships designed to drive brand awareness and trial. During the period ended June 30, 2012, the Company entered in to a distribution and marketing agreement with Mission. This agreement included comprehensive marketing services and heavy commercialization efforts during the first 10 months. The Company paid Mission approximately $650,000 for these services, which is amortized over 10 months. Non-cash payments to endorsers in the amount of $279,893 was also included in other marketing cost relating to the launch of Enerjel™.

Professional Fees Expense

Professional fees expense increased to $865,127 for the three months ended June 30, 2012, from $0 for the three months ended June 30, 2011. This increase was due to the Company’s requirements for legal, intellectual property, compliance, protection and accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. Professional fee expense increase includes $71,786 in non-cash compensation.

Payroll

Payroll expense increased by $330,541 to $526,065 for the three months ended June 30, 2012 from $195,524 for the three months ended June 30, 2011. The increase was due to an increase in personnel headcount. The payroll increase includes $233,587 in non-cash compensation.

Other expenses

Other general and administrative expense increased from $2,685 in the three months ended June 30, 2011 to $20,299 in the three months ended June 30, 2012. This increase is primarily a result of the increased travel to third party manufacturing plant, increased investor relations activities and reporting as well as expenses associated with the Company’s fund raising activities and expenses related to other early stage development activities of the business.

Other Income

Other income for the three months ended June 30, 2012 and 2011 was as follows:

	2012	2011
Realized loss on investments	$(5,730)	$-

Loss from Operations

Loss from operations for the three months ended June 30, 2012, was $1,648,829 as compared to $255,757 for the comparable three months ended June 30, 2011. The increase in operating loss is primarily attributable to the use of equity incentives that underpin the Company’s aggressive marketing plan through the use of iconic athletes to gain brand recognition for the company’s currently marketed and future products. The increase is also due to an increase in salary expense, travel and professional fees associated with new business operations that were not present during the same period last year.

Net Loss

Net loss for the three months ended June 30, 2012, was $2,609,045 or loss per share of $(0.02), as compared to $449,966 or loss per share of $(0.01) for the comparable three months ended June 30, 2011.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Nine months ended June 30, 2012 as compared to nine months ended June 30, 2011:

	Nine months ended June 30,
	2012	2011
Sales	$60,045	$-
Gross profit	$43,218	$-
General and administrative expenses	$4,564,475	$50,057
Loss from operations	$(4,521,257)	$(450,057)
Other expense	$6,743,011	$99,265
Net Loss	$(11,264,268)	$(649,317)
Net loss per common share – basic and diluted	$(0.09)	$(0.01)

Sales

Sales were $60,045 for the nine months ended June 30, 2012. The company had no sales for the comparable nine months ended June 30, 2011. The increase in sales is due to a limited roll out of enerjel through internet sales while the Company focuses on a full retail roll out through its establishment of distribution partnerships with Mission and GNC.

Gross Profit

Gross profit percentage during the nine months ended June 30, 2012 was 71.2%. Sales for the period consisted of Enerjel™, the Company’s only currently marketed product. Sales were made exclusively through the Company’s website and for a short test period through Amazon.com.

	Nine months ended June 30,
	2012	2011
Beneficial Conversion Feature	$4,875,089	$190,155
Interest expense	2,040,894	11,487
Professional Fees	1,732,653	231,802
Marketing expense	1,596,724	5,622
Salary and benefits	1,019,906	206,078
Other expense	215,193	6,555

Total expense	$11,480,459	$651,699

General and Administrative Expenses

Beneficial Conversion Feature

Beneficial conversion feature was $4,875,089 for the nine months ended June 30, 2012, as compared to of $190,155 for the nine months ended June 30, 2011, an increase of $4.7 million. This was due primarily to the consummation of the February 2012 Notes which are convertible at $.21 per share into common stock. The amount expensed for the period represents the excess fair value of the converted shares over the proceeds allocated to the notes.

Interest Expense

Interest expense was $2,040,894 for the nine months ended June 30, 2012, as compared to interest expense of $11,487 for the six months ended June 30, 2011. The increase was due primarily to several convertible notes which were executed between June 2011 and June 2012. Several note holders have already converted their notes in to common stock. During the period ended June 30, 2012, a total of 21,886,030 shares of common stock were issued to settle convertible debt with a face value of $980,000. Also included in the amount is amortization of financing charge of approximately $422,877 and amortization of debts discounts of approximately $896,000.

Marketing Expense

The increase in marketing expense to $1,596,724 for the nine months ended June 30, 2012, from $5,622 for the nine months ended June 30, 2011 was due to the Company’s efforts to market its products which is heavily influenced by athlete endorser relationships designed to drive brand awareness and trial. During the period ended June 30, 2012, the Company entered in to a distribution and marketing agreement with Mission which included comprehensive marketing services and heavy commercialization efforts during the first 10 months of the distribution and marketing agreement. The Company paid Mission approximately $650,000 which is therefore being amortized over 10 months. Non-cash payments to endorsers in the amount of $903,545 was also included is other marketing cost relating to the launch of Enerjel™.

Professional Fees Expense

Professional fees expense increased to $1,732,653 for the nine months ended June 30, 2012, from $231,802 for the nine months ended June 30, 2011. This increase was due to the Company’s requirements for legal, accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. The professional fee expense increase includes $321,137 in non-cash compensation. This non-cash component of compensation is derived from the intrinsic value calculated using the Black Scholes model upon issuance of restricted shares of common stock and stock option grants pursuant to the Company’s stock option plan.

Payroll

Payroll expense increased by $813,828 to $1,019,906 for the nine months ended June 30, 2012 from $206,078 for the three months ended June 30, 2011. The increase was due to an increase in personnel headcount. The payroll increase includes $537,305 in non-cash compensation.

Other expenses

Other general and administrative expense increased from $6,555 in the nine months ended June 30, 2011 to $215,193 in the nine months ended June 30, 2012. This increase is primarily a result of the increased in travel to third party manufacturing plant, increased investor relations activities and reporting as well as expenses associated with the Company’s fund raising activities and expenses related to other early stage development activities of the business.

Other income for the nine months ended June 30, 2012 and 2011 was as follows:

	2012	2011
Realized gain on extinguishment of debt	$178,702	$-

The increase of $178,702, in the nine months ended June 30, 2012 is primarily due to a gain on the early extinguishment of the December 2011 Notes. The notes were modified and included in the February 2012 Notes. As a result of the modification being significant - due to the present value cash flow of the February 2012 Notes debt were greater than 10%, we recorded a gain of $178,702.

Loss from Operations

Loss from operations for the nine months ended June 30, 2012, was $(4,521,257) as compared to $450,057 for the comparable nine months ended June 30, 2011. The increase in operating loss is primarily attributable to the use of equity incentives that underpin the Company’s aggressive marketing plan through the use of iconic athletes to gain brand recognition for the company’s currently marketed and future products. The increase is also due to an increase in salary expense, travel, and professional fee associated with new business operations that were not present during the same period last year.

Net Loss

Net loss for the nine months ended June 30, 2012, was $(11,264,268) or loss per share of $(0.09), as compared to $649,317 or loss per share of $(0.01) for the comparable nine months ended June 30, 2011.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2012 compared to September 30, 2011.

	June 30, 2012	September 30, 2011	Increase/(Decrease)
	(unaudited)
Current Assets	$1,269,382	$207,171	$1,062,211
Current Liabilities	$441,330	$999,227	$(557,897)
Working Capital (Deficit)	$828,052	$(792,056)	$1,620,108

As June 30, 2012, we had a working capital of $828,052, as compared to a working capital deficit of $792,056, at September 30, 2011, an increase of $1,620,108. The increase is primarily attributable to the Company’s issuance of $3,169,324 in convertible notes during the nine months ended June 30, 2012 and conversion of certain outstanding convertible promissory notes. The Company continues to devote significant resources to aggressively pursue markets for its existing product, new product introductions, advancement of its intellectual property build out of its infrastructure and team.

Net cash used for operating activities for the nine months ended June 30, 2012 and 2011 was $(3,191,146) and $(263,421), respectively. The net loss for the nine months ended June 30, 2012 and 2011 was $(11,264,268) and $(649,317), respectively.

Net cash used and provided for investing activities for the nine months ended June 30, 2012 and 2011 respectively, was $(21,190) and $2,776, respectively. The Company purchased computer equipment and invested in developing out its intellectual property during the nine months ended June 30, 2012.

Net cash obtained through all financing activities for the nine months ended June 30, 2012 was $3,115,426, as compared to $537,340 which was used for the nine months ended June 30, 2011. The Company issued convertible promissory notes in February 2012, the February 2012 Notes.

Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $(11,264,268) and net cash used in operations of $3,191,146 for the nine months ended June 30, 2012, and working capital and stockholders’ equity of $828,052 and $187,611, respectively, at June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Financings

Our primary source of operating cash has been through the sale of convertible notes and warrants and the subsequent exercise of certain of those warrants.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2012. Our management has determined that, as of June 30, 2012, the Company’s disclosure controls and procedures are effective.

Changes in internal control over financial reporting

As development stage entity we are constantly modifying or improving of controls, especially for certain transaction which are new to us. There have been no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2012, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1           LEGAL PROCEEDINGS

Not applicable.

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

FUSE SCIENCE, INC.

August 14, 2012	By: /s/Brian Tuffin
Brian Tuffin,
Chief Executive Officer and
Acting Chief Financial Officer, Principal Executive Officer

