Form 10-Q/A
period 2012-06-30
Fuse Science, Inc.
filed 2012-09-05
CIK 842722

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

FOR THE QUARTER ENDED JUNE 30, 2012

EXPLANATORY NOTE

After having filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the “Quarterly Report”) with the Securities and Exchange Commission, we discovered that we had erred in our accounting for and reporting our unamortized fair value of our warrants.

As a result of the above item, we file in this Amendment No. 1 to the Quarterly Report are revised financial statements and related notes in Part 1, Item I. All other disclosure items in the Quarterly Report remain as originally filed.

•	Current liabilities were understated by $177,651
•	Long-term liabilities were understated by $624,995
•	Stockholders’ deficit was overstated by $802,646

FUSE SCIENCE, INC. AND SUBSIDIARIES

(DEVELOPMENT STAGE COMPANIES)

INDEX

		Page
		No.

Part I	Financial Information

Item 1.	Consolidated Financial Statements

	Balance Sheets as of June 30, 2012 (unaudited) and September 30, 2011	3
	Statements of Operations – For the Three Months Ended June 30, 2012 and 2011 (unaudited)	4
	Statements of Operations – For the Nine Months Ended June 30, 2012 and 2011 and from Development Stage Inception (January 20, 2009 through June 30, 2012) (unaudited)	5
	Statements of Changes in Stockholders’ Deficit - From Development Stage Inception (January 20, 2009) Through June 30, 2012 (unaudited)	6
	Statements of Cash Flows – For the Nine Months Ended June 30, 2012 and 2011 and from Development Stage Inception (January 20, 2009) through June 30, 2012 (unaudited)	8
	Notes to Consolidated Financial Statements (unaudited)	10
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	31
Item 4.	Controls and Procedures	31

Part II	Other Information	32

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered sales of Equity Securities and use of proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	32

PART I - FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Consolidated Balance Sheets

	June 30,	September 30,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$50,997	$147,907
Accounts receivable	22,665	-
Inventory	67,976	-
Prepaid expenses	478,209	59,264
Deferred financing costs	649,535	-
Total current assets	1,269,382	207,171
Other assets:
Available-for-sale investments	-	8,320
Deferred financing costs	334,029
Equipment, net	12,375	-
Intellectual property, net	131,725	126,917
Total other assets	478,129	135,237

Total assets	$1,747,511	$342,408

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$355,600	$342,009
Accounts payable - related parties	-	28,558
Deferred sales	155	-
Convertible notes payable, net of discount	102,915	606,976
Accrued expenses	160,311	21,684
Total current liabilities	618,981	999,227

Convertible notes payable, net	1,743,565	-
Total liabilities	2,362,546	999,227

Commitments and contingencies	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $.001 par value; authorized 400,000,000 shares; 128,519,270 and 93,612,039 shares issued and outstanding at June 30, 2012 and September 30, 2011, respectively and September 30, 2011, respectively	128,519	93,612
Additional paid-in capital	27,760,233	12,667,350
Stock options	(4,366,878)	(680,711)
Deferred consulting fees	(674,690)	(541,558)
Accumulated other comprehensive income	-	2,590
Accumulated deficit:
During the development stage	(13,459,021)	(2,194,904)
Other	(9,876,854)	(9,876,854)
Total accumulated deficit	(23,335,875)	(12,071,758)
Total stockholders’ (deficit)	(488,691)	(530,475)
Non-controlling interest	(126,344)	(126,344)
Total stockholders’ (deficit)	(615,035)	(656,819)
Total liabilities and stockholders’ (deficit)	$1,747,511	$342,408

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Consolidated Statements of Operations

Three Months Ended June 30, 2012 and 2011

(Unaudited)

	2012	2011
Revenue
Sales, net	$35,872	$-
Cost of sales	10,960	-
	24,912	-
Expenses:
Related party services	-	162,405
General and administrative expense	1,878,399	111,471
Total expenses	1,878,399	273,876
Loss from operations	(1,853,487)	(273,876)
Other (expense):
Interest expense – stockholders	(1,035,486)	-
Beneficial conversion feature	-	(194,209)
Realized loss	(5,730)	-
Other expense	(1,041,216)	(194,209)
Net loss attributable to controlling and non-controlling interest	(2,894,703)	(468,085)
Loss attributable to non-controlling interests	0	0
Net loss attributable to stockholders	(2,894,703)	(468,085)

Loss per share, basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding	125,733,799	78,807,865

Net loss	(2,894,703)	(468,085)

Other comprehensive income (loss)
Unrealized loss on available-for-sale securities (none attributed to the non-controlling interest)	-	(2,130)
Net comprehensive loss	$(2,894,703)	$(470,215)

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Consolidated Statements of Operations

Nine Months Ended June 30, 2012 and 2011 and from Development Stage Inception

(January 20, 2009) through June 30, 2012

(Unaudited)

			Development
			Stage Inception
			(January 20,
			2009)
			Through June 30,
	2012	2011	2012
Revenue
Sales, net	$60,045	$-	$60,045
Management income – affiliate	-	-	11,367
Total income	60,045	-	71,412
Cost of sales	16,827	-	16,827
	43,218	-	54,585
Expenses:
Related party services	-	170,605	-
Non-cash compensation	-	144,000	647,040
General and administrative expense	4,564,475	153,571	5,652,930
Total expenses	4,564,475	468,176	6,299,970
Loss from operations	(4,521,257)	(468,176)	(6,245,385)
Other income (expense):
Interest and other income	-	35	9,629
Interest expense	(2,040,894)	(201,642)	(2,086,040)
Beneficial conversion feature of convertible notes payable	(4,875,089)	-	(5,247,400)
Realized loss	(5,730)	2,347	(21,282)
Other than temporary decline in available-for-sale securities	-	-	(50,900)
Gain on extinguishment of debt	178,853	-	178,853
Other expense	(6,742,860)	(199,260)	(7,217,140)

Loss attributable to controlling and non-controlling interest	(11,264,117)	(667,436)	(13,462,525)
Loss attributable to non-controlling interests	-	-	3,504
Net loss attributable to stockholders	(11,264,117)	(667,436)	(13,459,021)

Loss per share, basic and diluted	$(0.09)	$(0.01)

Weighted average shares outstanding	119,635,400	60,484,150

Other comprehensive income
Net loss	(11,264,117)	(667,436)	(13,459,021)

Unrealized loss on available-for-sale securities	-	5,773	-
Net comprehensive loss	$(11,264,117)	$(661,663)	$(13,459,021)

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Statements of Changes in Stockholders’ Deficit

From Development Stage Inception (January 20, 2009) Through June 30, 2012

(Unaudited)

						Intrinsic
						Value of
					Additional	Common
	Preferred Stock		Common Stock		Paid-in	Stock
	Shares	Par	Shares	Par	Capital	Options

Balance, January 20, 2009	-	$-	50,925,820	$50,926	$9,946,022	$-
Unrealized loss from available-for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, September 30, 2009	-	-	50,925,820	50,926	9,946,022	-
Unrealized loss from available-for-sale securities	-	-	-	-	-
Net loss	-	-	-	-	-	-
Balance, September 30, 2010	-	-	50,925,820	50,926	9,946,022	-
Unrealized gain from available-for-sale securities	-	-	-	-	-	-
Common stock issued for:
Services	-	-	11,850,000	11,850	1,140,150	-
Convertible notes payable	-	-	5,539,219	5,539	134,517	-
License	-	-	2,000,000	2,000	76,000	-
Acquisition of FS Research and Development, Inc.			23,297,000	23,297	(23,297)	-
Convertible notes payable:
Detachable warrants	-	-	-	-	310,775	-
Beneficial conversion feature	-	-	-	-	372,311	-
Stock options granted	-	-	-	-	710,872	(710,872)
Amortize value of stock options	-	-	-	-	-	30,161
Net loss	-	-	-	-	-	-
Balance, September 30, 2011	-	-	93,612,039	93,612	12,667,350	(680,711)
Unrealized gain from available-for-sale securities		-	-	-	-	-
Common stock issued for
Convertible notes payable	-	-	22,314,000	22,314	998,548	-
Deferred consulting fees	-	-	700,000	700	257,340	-
Other	-	-	2,778	3	2,288	-
Convertible notes payable:
Detachable warrants - cash	-	-	3,583,333	3,583	426,416	-
Detachable warrants – noncash	-	-	8,307,120	8,307	121,507	-
Warrants A&B – financing cost	-	-	-	-	777,312	-
Warrants A&B – FV	-	-	-	-	2,314,625	-
Warrants issued - FV	-	-	-	-	887,753	-
Unamortized fair value of warrants	-	-	-	-	(802,646)	-
Beneficial conversion feature	-	-	-	-	4,811,693	-
Stock options granted	-	-	-	-	5,298,047	(4,473,902)
Amortize stock options	-	-	-	-	-	787,735
Net loss	-	-	-	-	-	-
Balance, June 30, 2012	-	$-	128,519,270	$128,519	$27,760,233	$(4,366,878)

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Statements of Changes in Stockholders’ Deficit, Continued

From Development Stage Inception (January 20, 2009) Through June 30, 2012

(Unaudited)

			Accumulated
	Non	Deferred	Other	Accumulated Deficit
	Controlling	Consulting	Comprehensive	Development
	Interest	Fees	Income	Stage	Other	Total

Balance, January 20, 2009	$-	$-	$279,470	$-	$(9,999,694)	$276,724
Unrealized loss from available-for-sale securities	-	-	(248,385)	-	-	(248,385)
Net loss	-	-	-	(97,895)	-	(97,895)
Balance, September 30, 2009	-	-	31,085	(97,895)	(9,999,694)	(69,556)
Non-controlling interest	(126,340)		-	3,500	122,840	-
Unrealized loss from available-for-sale securities	-		(31,538)	-	-	(31,538)
Net loss	(4)		-	(80,348)	-	(80,352)
Balance, September 30, 2010	(126,344)	-	(453)	(174,743)	(9,876,854)	(181,446)
Unrealized gain from available-for-sale securities	-	-	3,043	-	-	3,043
Common stock issued for:
Services	-	(609,000)	-	-	-	543,000
Convertible notes payable	-	-	-	-	-	140,056
License	-	-	-	-	-	78,000
Acquisition of FS Research & Development, Inc.	-	-	-	-	-	-
Convertible notes payable:
Detachable warrants	-	-	-	-	-	310,775
Beneficial conversion feature	-	-	-	-	-	372,311
Amortize deferred consulting	-	67,442	-	-	-	67,442
Amortize intrinsic value of stock options	-	-	-	-	-	30,161
Net loss	-		-	(2,020,161)	-	(2,020,161)
Balance, September 30, 2011	(126,344)	(541,558)	2,590	(2,194,904)	(9,876,854)	(656,819)
Unrealized gain from available-for-sale securities	-	-	(2,590)	-	-	(2,590)
Common stock issued for
Convertible notes payable	-	-	-	-	-	1,020,862
Deferred consulting fees		(83,040)				175,000
Other						2,291
Convertible notes payable:
Detachable warrants – cash	-	-	-	-	-	429,999
Detachable warrants – noncash	-	-	-	-		129,814
Warrants A&B – financing cost	-	-	-	-	-	777,312
Warrants A&B – FV	-	-	-	-	-	2,314,625
Warrants issued – FV	-	-	-	-	-	887,753
Unamortized fair value of warrants	-	-	-	-	-	(802,646)
Beneficial conversion feature	-	-	-	-	-	4,811,693
Stock options granted	-	(444,963)	-	-	-	379,182

Amortize stock options	-	-	-	-	-	787,735
Amortize deferred consulting	-	394,871	-	-	-	394,871
Net loss	-	-	-	(11,264,117)	-	(11,264,117)
Balance, June 30, 2012	$(126,344)	$(674,690)	$-	$(13,459,021)	$(9,876,854)	$(615,035)

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Condensed Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2012 and 2011 and from Development Stage Inception

(January 20, 2009) through June 30, 2012

(Unaudited)

			Development
			Stage Inception
			(January 20,
			2009) Through
	2012	2011	June 30, 2012

Operating activities:
Net loss attributable to controlling and non-controlling interests	$(11,264,117)	$(667,436)	$(13,459,021)
Adjustments to reconcile net decrease in net assets from operations to net cash used in operating activities:
Amortization:		433
Gain from extinguishment of debt	(178,853)	-	(178,853)
Intellectual property	3,754	-	4,838
Deferred consulting fees	649,357	-	716,799
Intrinsic value of stock options	1,180,788	8,119	1,210,949
Other than temporary decline in available-for-sale securities	-	-	50,900
Interest settled with common stock	50,444	-	50,444
Deferred financing cost	423,322		423,322
Common stock issued for services	102,375	144,000	645,375
Convertible notes payable:
Amortization of detachable warrants	1,324,069	1,162	1,336,820
Beneficial conversion feature	4,875,089	190,155	5,247,400
Investment received for management services	-	-	(8,800)
Accrued interest income	-	-	(4,909)
Gain on sale of investment	5,730	(2,347)	21,282
Non-controlling interest	-	-	(3,504)
Changes in operating assets and liabilities:
Accounts receivable and accrued interest - related parties	-	-	(4,686)
Inventory	(67,976)	-	(67,976)
Prepaid expenses	(418,945)	(4,500)	(478,209)
Accounts payable and accrued expenses	123,817	45,582	479,981
Accounts payable and accrued expenses - related parties	-	21,411	6,617
Advances from related parties for working capital	-	-	6,660
Net cash used in operating activities	(3,191,146)	(263,421)	(4,004,571)
Investing activities:
Proceeds from investments	-	52,876	75,877
Additions to IT assets	(13,750)	-	(13,750)
Intellectual property	(7,440)	(50,100)	(57,440)
Net cash (used in) provided by investing activities	(21,190)	2,776	4,687
Financing activities:
Loan proceeds	3,534,359	540,000	4,466,009
Loan repayment	(219,359)	(2,660)	(222,019)
Proceed from warrants exercise	430,000	-	430,000
Financing fees	(629,574)	-	(629,574)
Net cash provided by financing activities	3,115,426	537,340	4,044,416
Net (decrease) increase in cash and cash equivalents	(96,910)	276,695	44,532
Cash and cash equivalents, beginning of period	147,907	8,619	6,465
Cash and cash equivalents, end of period	$50,997	$285,314	$50,997

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Consolidated Statements of Cash Flows, Continued

Nine Months Ended June 30, 2012 and 2011 and from Development Stage Inception

(January 20, 2009) through June 30, 2012

(Unaudited)

			Development
			Stage
			Inception
			(January 20,
			2009)
			Through June
	2012	2011	30, 2012

Supplemental Cash Flow Information:
Cash paid for interest	$58,472	$-	$58,708
Non-cash investing and financing activities :
Common stock issued for convertible notes payable and accrued interest	$1,020,862	$-	$1,160,917
Notes payable issued to acquire investment	$-	$-	$-
Warrant issued for financing fees	$620,867	$-	$620,867
Common stock issued for license	$-	$-	$78,000
Common stock issued to acquire Fuse Science, Inc.	$-	$-	$23,297

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

DEVELOPMENT STAGE

From 2007 to January 20, 2009, the Company operated as a “business development company” (“ BDC ”) under the Investment Company Act of 1940. At the time the Company withdrew its election to operate as a BDC on January 20, 2009, the Company had limited resources and did not have sufficient capital to complete its business plans. The Company is currently a life sciences company which has developed and maintains the rights to sublingual and transdermal delivery systems for the efficient delivery to humans of energy, medecines, vitamins and minerals. The Company is both developing, manufacturing and marketing select sports nutrition and performance products utilizing these technologies, as well as seeking to license these delivery technologies to other industries, such as the pharmaceutical industry. Fuse only began to generate limited revenues in January 2012 following launch of its initial product on December 30, 2011 and therefore is still deemed to be in the developement stage. Accordingly, the operations of the Company, are presented as those of a development stage enterprise, from January 20, 2009, which is treated as development stage inception for financial reporting purposes.

BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The information furnished in the interim consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year. These interim consolidated financial statements should be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto dated September 30, 2011.

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

REVENUE RECOGNITION

The Company records revenue from the sale of Enerjel™, its initial product, when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. The Company’s customers may return ordered items for a refund . The Company also provides customers incentives to purchase products at a discount. For the period ended June 30, 2012, we have recorded sales discount, returns and allowances of $2,285 which is netted against sales for the three months and the nine months then ended.

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

EQUIPMENT, NET

Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of three (3) years. Repairs and maintenance are charged to expense as incurred. As of June 30, 2012 and December 31, 2011, the accumulated depreciation of equipment was $2,676 and $0, respectively. For the three months and nine months ended June 30, 2012 depreciation expense was $1,988 and $2,676 respectively.

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

Earnings (Loss) Per Share

The Company’s earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if stock options and or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

As described in Note 5 – Convertible Notes Payable, the Company had convertible notes outstanding during each of the period ended September 30, 2012. The convertible notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if converted” method to the extent their effect is dilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income per common share:

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Net loss available to stockholders	$(2,894,703)	$(468,085)	$(11,264,117)	$(667,436)

Denominator:
Weighted average number of common shares – Basic	125,733,799	78,807,865	119,635,400	60,484,150
Weighted average number of common shares – Diluted	125,733,799	78,807,865	119,635,400	60,484,150

Net income (loss) per common share:
Basic	$(0.02)	$(0.01)	$(0.09)	$(0.01)
Diluted	$(0.02)	$(0.01)	$(0.09)	$(0.01)

A total of 31,017,703 anti-dilutive common stock equivalents were not included in the Company’s diluted earnings per share calculations for the three and nine months ended June 30, 2012, respectively

2.	RESTATEMENT OF THE JUNE 30, 2012 BALANCES

Subsequent to filing the Original Report, we noted that the unamortized fair value of warrants issued should be recorded as an adjustment to Additional Paid-In Capital. Detailed below are the account balances which were restated to reflect the accounting for the previously described transactions.

	June 31, 2012 (Restated)	June 31, 2012 (Originally Issued)	Effect of the Change
Convertible notes, net – current	$102,915	$(74,736)	$177,651
Convertible notes, net – long-term	$1,743,565	$1,118,570	$624,995
Addition paid-in capital	$27,760,233	$28,562,879	$(802,646)
Stockholder’s equity (deficit)	$(615,035)	$187,611	$(802,646)

3.	GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of the business, projected operating expenses and commitments for the next twelve months. The Company had a net loss from operations of $(2,894,703) during the three months ended June 30, 2012. Included in this loss, the Company recorded non-cash compensation of $629,142 which relates to contracts entered into by the Company for current and future services undertaken for marketing and promotional activities by brand athletes through endorsement contracts, as well as contracts with consultants to provide professional services and employment contract with the Company’s key employees. Also included is $116,000 of value in stock issued as penalty for early termination of a consulting agreement. As a result, 400,000 shares were issued to terminate the agreement. At June 30, 2012, current assets are $1,269,382 and current liabilities are $618,981 .

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

In December 2011, the Company also issued two 90-Day 8% Senior Subordinated Convertible Promissory Notes with Subscription Options ( the “ December Notes ”) in the amounts of $75,000 and $60,000. An additional December Note in the principal amount of $50,000 was issued in January 2012. These notes were extinguished as a result of being rolled into the February 2012 Notes. The December Notes included an increment in principal of 15% of the face value of the note. In the event the Company did not undertake the subsequent financing, the December Notes with accrued interest would convert into Units consisting of 10 shares of the Company’s common stock and warrants to purchase an additional six shares of the Company’s common stock. The number of units issuable upon the conversion would be equal to the value of note plus accrued interest divided by $1.50. If the subsequent financing did not take place, the December Notes would include five-year warrants to purchase 300,000 and 240,000 shares of common stock respectively at a price of $0.18 per share. However, the December Notes were converted in to subscriptions for the securities sold in the subsequent financing. There can be no assurance in any case that the Company will secure sufficient funding to fully implement the Company’s business plan.

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

6.	CONVERTIBLE PAYABLE NOTES

The Company had the following convertible notes payable at June 30, 2012 and September 30, 2011.

	June 30	September 30,
	2012	2011
Convertible notes payable with interest at 12%	$5,000	$20,000
8% One year senior secured convertible promissory note due June 20, 2012	-	327,405	*
8% One year senior secured convertible promissory note due September 9, 2012	94,539	259,571
10% Two year senior secured convertible promissory note due February 7, 2014	1,743,565	-
	$1,843,104	$606,976

		September 30,
	June 30, 2012	2011
Current	$102,915	$606,976
Long term	$1,743,565	$-
Total	$1,846,480	$606,976

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

		Debt Discount
Due Date	Face Value	Initial Value	Amortization	Discount	Carrying Value

February 4, 2014	$3,169,359	$854,735	$(888,829)	$1,425,795	$1,743,565
September 9, 2012	100,000	73,476	(21,073)	5,461	94,539
	$3,269,359	$928,211	$(909,902)	$1,431,256	$1,838,104

7.	WARRANT EXERCISES

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

Transactions with related parties in the statement of operations for the months ended June 30, 2012 and September 30, 2011 include:

	2012	2011
Prior CEO compensation	$10,000	$3,000
New officer compensation	59,000	-
	$69,000	$3,000

9.	STOCKHOLDERS’ DEFICIT

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

Description	Number of shares of Common Stock	Cash Value	Par ($0.001)	Additional Paid-in Capital
Cash Exercise of Warrants	3,583,333	$430,000	3,583	$426,416
Non-Cash Exercise of Warrants	8,307,120	-	8,307	121,507
January 2012 Warrants – Allocated Fair Value		-		887,753
Unamortized Fair Value of Warrants				(602,642)
Series A and B Warrants – financing cost		-		777,312
Series A and B Warrants – Allocated fair value		-		2,314,625
Total		$430,000		$3,724,467

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

In July 2012, The Company registered under the Securities Act of 1933 the shares underlying and associated with the February 2012 Notes and Series A and Series B warrants issued in connection with the February 2012 Notes. As a result, the 25 trading day price adjustment provision of the February 2012 Notes and Series A and B Warrants was triggered. Accordingly, in August 2012, the conversion price of the February 2012 Notes and the exercise price of the Series B Warrants was decreased to $0.13 and the exercise price of the Series A Warrants was decreased to $0.21. In each instance, there was a corresponding increase in the number of shares issuable upon conversion or exercise of these securities.

As of August 8, 2012, approximately $2.7 million of the Company's debt was eliminated through conversion of February 2012 Notes into approximately 12.7 million shares of common stock. Approximately $500,000 of the 3.2 million in February 2012 Notes were outstanding. The shares were issued based on the original conversion paid of $.21. As a result, additional shares were issued in August 2012 to give retroactive effect to the change in conversion price of the February 2012 Notes.

Additionally, As of August 8, 2012, approximately $941,000 in new working capital was raised by the Company through exercise of Series B Warrants. This represented approximately approximately 4.5 million shares. The shares were similarly adjusted and additional shares issued as a result of the August 2012 adjustment to the exercise price of the Series B Warrants.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three months ended June 30, 2012 as compared to Three months ended June 30, 2011

	Three months ended June 30,
	2012	2011
Sales	$35,872	$-
Gross profit	$24,912	$-
General and administrative expenses	$1,878,399	$273,876
Loss from operations	$(1,853,487)	$(273,876)
Other expenses	$1,041,216	$194,209
Net Loss	$(2,894,703)	$(468,085)
Net loss per common share – basic and diluted	$(0.02)	$(0.01)

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

General and Administrative Expenses

	Three months ended June 30,
	2012	2011
Beneficial Conversion Feature	$-	$194,209
Interest expense	1,035,486	-
Professional Fees	865,127	75,667
Salary and benefits	526,065	195,524
Marketing	466,908	-
Other expense	20,299	2,685

Total expense	$2,913,885	$468,085

Beneficial Conversion Feature

Beneficial conversion feature was $0 for the three months ended June 30, 2012, as compared to $194,209 for the three months ended June 30, 2011, a decrease of $194,209. This was due to the fact that there were no new convertible notes issued during the three months ending June 30, 2012.

Interest Expense

Interest expense was $1,035,486 for the three months ended June 30, 2012, as compared to interest expense of approximately $0 for the three months ended June 30, 2011. The increase in interest expense was due primarily to accrual of interest on several convertible notes issued between late June 2011 and June 2012. Several note holders have already converted a portion of the outstanding notes into common stock. During the period ended June 30, 2012, a total of 3,818,100 shares of common stock were issued to settle convertible debt with a face value in the amount of $455,000. Included in the amount is amortization of financing charge of approximately $266,877 and amortization of debt discounts in the amount of $567,348.

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

Professional Fees Expense

Professional fees expense increased to $865,127 for the three months ended June 30, 2012, from $75,667 for the three months ended June 30, 2011. This increase was due to the Company’s requirements for legal, intellectual property, compliance, protection and accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. Professional fee expense increase includes $71,786 in non-cash compensation.

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

Loss from Operations

Loss from operations for the three months ended June 30, 2012, was $1,853,487 as compared to $273,876 for the comparable three months ended June 30, 2011. The increase in operating loss is primarily attributable to the use of equity incentives that underpin the Company’s aggressive marketing plan through the use of iconic athletes to gain brand recognition for the company’s currently marketed and future products. The increase is also due to an increase in salary expense, travel and professional fees associated with new business operations that were not present during the same period last year.

Net Loss

Net loss for the three months ended June 30, 2012, was $2,894,703 or loss per share of $(0.02), as compared to $468,085 or loss per share of $(0.01) for the comparable three months ended June 30, 2011.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Nine months ended June 30, 2012 as compared to nine months ended June 30, 2011

	Nine months ended June 30,
	2012	2011
Sales	$60,045	$-
Gross profit	$43,218	$-
General and administrative expenses	$4,564,475	$468,176
Loss from operations	$(4,521,257)	$(468,176)
Other expense	$6,742,860	$199,260
Net Loss	$(11,264,117)	$(667,436)
Net loss per common share – basic and diluted	$(0.09)	$(0.01)

Sales

Sales were $60,045 for the nine months ended June 30, 2012. The company had no sales for the comparable nine months ended June 30, 2011. The increase in sales is due to a limited roll out of enerjel through internet sales while the Company focuses on a full retail roll out through its establishment of distribution partnerships with Mission and GNC.

Gross Profit

Gross profit percentage during the nine months ended June 30, 2012 was 71.98%. Sales for the period consisted of Enerjel™, the Company’s only currently marketed product. Sales were made exclusively through the Company’s website and for a short test period through Amazon.com.

	Nine months ended June 30,
	2012	2011
Beneficial Conversion Feature	$4,875,089	$-
Interest expense	2,040,894	201,642
Professional Fees	1,732,653	247,539
Marketing expense	1,596,724	5,622
Salary and benefits	1,019,906	206,078
Other expense	215,193	6,555

Total expense	$11,480,459	$667,436

General and Administrative Expenses

Beneficial Conversion Feature

Beneficial conversion feature was $4,875,089 for the nine months ended June 30, 2012, as compared to of $0 for the nine months ended June 30, 2011, an increase of $4.9 million. This was due primarily to the consummation of the February 2012 Notes which are convertible at $.21 per share into common stock. The amount expensed for the period represents the excess fair value of the converted shares over the proceeds allocated to the notes.

Interest Expense

Interest expense was $2,040,894 for the nine months ended June 30, 2012, as compared to interest expense of $201,642 for the six months ended June 30, 2011. The increase was due primarily to several convertible notes which were executed between June 2011 and June 2012. Several note holders have already converted their notes in to common stock. During the period ended June 30, 2012, a total of 21,886,030 shares of common stock were issued to settle convertible debt with a face value of $980,000. Also included in the amount is amortization of financing charge of approximately $422,877 and amortization of debts discounts of approximately $896,000.

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

Professional Fees Expense

Professional fees expense increased to $1,732,653 for the nine months ended June 30, 2012, from $247,539 for the nine months ended June 30, 2011. This increase was due to the Company’s requirements for legal, accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. The professional fee expense increase includes $321,137 in non-cash compensation. This non-cash component of compensation is derived from the intrinsic value calculated using the Black Scholes model upon issuance of restricted shares of common stock and stock option grants pursuant to the Company’s stock option plan.

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

Other Income

Other income for the nine months ended June 30, 2012 and 2011 was as follows:

	2012	2011
Realized gain on extinguishment of debt	$178,853	$-

The increase of $178,853, in the nine months ended June 30, 2012 is primarily due to a gain on the early extinguishment of the December 2011 Notes. The notes were modified and included in the February 2012 Notes. As a result of the modification being significant - due to the present value cash flow of the February 2012 Notes debt were greater than 10%, we recorded a gain of $178,853.

Loss from Operations

Loss from operations for the nine months ended June 30, 2012, was $(4,521,257) as compared to $468,176 for the comparable nine months ended June 30, 2011. The increase in operating loss is primarily attributable to the use of equity incentives that underpin the Company’s aggressive marketing plan through the use of iconic athletes to gain brand recognition for the company’s currently marketed and future products. The increase is also due to an increase in salary expense, travel, and professional fee associated with new business operations that were not present during the same period last year.

Net Loss

Net loss for the nine months ended June 30, 2012, was $(11,264,117) or loss per share of $(0.09), as compared to $667,436 or loss per share of $(0.01) for the comparable nine months ended June 30, 2011.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at June 30, 2012 compared to September 30, 2011.

	June 30, 2012	September 30, 2011	Increase/(Decrease)
	(unaudited)
Current Assets	$1,269,382	$207,171	$1,062,211
Current Liabilities	$618,981	$999,227	$(380,246)
Working Capital (Deficit)	$650,401	$(792,056)	$1,442,457

As June 30, 2012, we had a working capital of $650,401, as compared to a working capital deficit of $792,056, at September 30, 2011, an increase of $1,442,457. The increase is primarily attributable to the Company’s issuance of $3,189,359 in convertible notes during the nine months ended June 30, 2012 and conversion of certain outstanding convertible promissory notes. The Company continues to devote significant resources to aggressively pursue markets for its existing product, new product introductions, advancement of its intellectual property build out of its infrastructure and team.

Net cash used for operating activities for the nine months ended June 30, 2012 and 2011 was $(3,191,146) and $(263,421), respectively. The net loss for the nine months ended June 30, 2012 and 2011 was $(11,264,117) and $(667,436), respectively.

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

Going Concern

As reflected in the accompanying unaudited interim consolidated financial statements, the Company had a net loss of $(11,264,117) and net cash used in operations of $3,191,146 for the nine months ended June 30, 2012, and working capital and stockholders’ deficit of $650,401 and $615,035, respectively, at June 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off Balance Sheet Arrangement

None.

Contractual Obligation

None

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.            CONTROLS AND PROCEDURES

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

PART II – OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

Not applicable.

ITEM 1A .        RISK FACTORS

Not applicable.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.           MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.           OTHER INFORMATION

Not applicable.

ITEM 6 .	EXHIBITS

31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE SCIENCE, INC.

September 5, 2012	By: /s/ Brian Tuffin
Brian Tuffin,
Chief Executive Officer and
Acting Chief Financial Officer, Principal Executive Officer

