Form 10-K
period 2012-09-30
Fuse Science, Inc.
filed 2013-01-14
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

Commission File Number 000-22991

Fuse Science, Inc.

(Exact name of registrant as specified in its charter)

N/A

(Former name of registrant as specified in its charter)

Nevada	87-0460247
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6135 NW 167th Street, Suite E-21, Miami Lakes, FL 33015

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerate filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2012):  $37,270,625 .

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 181,836,862 shares of common stock outstanding as of January 10, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:  No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

FUSE SCIENCE, INC.

FORM 10-K INDEX

PART I

FORWARD LOOKING STATEMENTS

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

Business Overview

Fuse Science, Inc. (the “Company,” “we,” “us,” “Fuse Science” or “Fuse”) is an innovative consumer products holding company based in Miami Lakes, Florida. Fuse Science holds the rights to new, patent-pending technologies poised to redefine how consumers receive energy, medicines, vitamins and minerals. The Company maintains the rights to sublingual and transdermal delivery systems for bioactive agents that can now, for the first time, effectively encapsulate and charge many varying molecules in order to produce complete product formulations which can be consumed orally, applied topically or delivered otherwise sublingually or transdermally, thereby bypassing the gastrointestinal tract and entering the blood stream directly. The Fuse Science technology is designed to accelerate conveyance of medicines or nutrients relative to traditional pills and liquids and can enhance how consumers receive these products.

We plan to commercialize our proprietary technology through a dual strategy:

•	the commercialization of select sports nutrition and performance products which showcase the efficacy and ease of use to consumers leveraging the voice of and endorsement partnerships with prominent athletes to drive, brand and product awareness, and

•	targeted licensing of the proprietary technology into major over-the-counter (OTC) and pharmaceutical categories in which the delivery system offers superior product efficacy and consumption.

The Company’s initial sports nutrition and performance product, Enerjel™, was launched online on December 30, 2011, followed by its expansion into targeted retail distribution channels in mid-2012. Enerjel™ is a topical product leveraging some of our proprietary technology, which is designed to address muscle fatigue and soreness, before, during and after physical activity. In December 2012, the Company launched its initial “DROP” products, PowerFuse™ (an energy formulation in a concentrated drop) and ElectroFuse™ (an electrolyte formula in a concentrated drop), online, with the expansion into targeted retail distribution channels to begin in early 2013. Simultaneously, the Company is focusing on OTC and pharmaceutical licensing efforts beginning with analgesic, hypoglycemic, and hyperglycemic platforms, with the assistance of Atlas Advisors, an investment banking firm specializing in this field. We believe that our dual approach provides a foundation for a long-term strategy to deliver significant shareholder value.

We are no longer a development stage company, having transitioned to the operating stage during the second quarter of fiscal 2012. Our primary focus now is increasing market-acceptance for our products and, accordingly, increasing sales. With this change in our status, we expect that our financial condition and results of operations will undergo substantial change from what we experienced as a development stage company. In addition to recording both revenue and expense from product sales, we expect to incur increased costs for sales and marketing expenses. Accordingly, the financial condition and results of operations reflected in our historical financial statements are not expected to be indicative of our future financial condition and results of operations.

Background

The Company was incorporated in Nevada on September 21, 1988.  Since that time, the Company has engaged in a number of businesses as a private and subsequently a publicly held company, including developing and marketing data communications and networking infrastructure solutions for business, government and education (which business was sold in 2002) and as a “business development company” under the Investment Company Act of 1940, from 2007 to 2009.

On April 14, 2011, Maurice E. Durschlag, our former President, Chief Executive Officer, Secretary, Treasurer and director, assigned and transferred the assets of two privately held companies to a newly formed Delaware company, Fuse Science, Inc. (“Newco”).  Newco was developing sublingual and transdermal delivery technologies with applications in the sports nutrition and medical fields for the delivery of energy, medicines, vitamins and minerals.

Mr. Durschlag held 23% of the outstanding shares of Newco.  Adam Adler, our current Chief Business Development Officer, and Brian Tuffin, our current Chief Executive Officer, each held 27% and 26%, respectively, of the outstanding shares of Newco.  Pursuant to an Exchange Agreement dated April 14, 2011 (the “Exchange Agreement”) by and among the Company, whose corporate name was then “Double Eagle Holdings, Ltd.,” Maurice E. Durschlag, Adam Adler, Leonard Adler and Brian Tuffin (collectively, the “Sellers”), the Sellers exchanged all the common stock of Newco for an aggregate of 23,297,000 shares of the Company’s common stock such that Newco is now a wholly owned subsidiary of the Company.  In connection with the Exchange Agreement described above, the following shares of common stock of the Company were issued:  (i) 5,445,500 shares were issued to Maurice E. Durschlag; (ii) 6,007,000 shares were issued to Brian Tuffin; (iii) 6,332,300 shares were issued to Adam Adler; and (iv) 5,512,500 shares were issued to Leonard Adler.

In December 2011, the Company changed its name from “Double Eagle Holdings, Ltd.” to “Fuse Science, Inc.”

Our Technology

Delivery mechanisms for the bioactive agents of pharmaceutical and nutraceutical compounds (“bioactives”) lie within a constantly expanding field of research. As research and technology advance, so do the avenues of health and nutrition. In this field research, it is a known fact that the bioavailability of any bioactive administered to the body drastically decreases when delivered through the gastrointestinal (“GI”) tract. Through the GI tract, the amount of bioactives actually utilized is neither cost nor time efficient.

Fuse Science is developing formulations and devices, which are compatible with alternative delivery systems for energy, medicines, vitamins and minerals, among other bioactives. These alternative systems include, but are not limited to, sublingual, transdermal and buccal drug delivery methods. In most cases, bypassing the GI tract and going straight to the blood stream is a more efficient way to deliver bioactives. Administering bioactives through sublingual and buccal regions does just that.

Fuse Science has developed and continues to advance, in conjunction with its scientific team, sublingual and transdermal delivery systems for bioactives that can effectively encapsulate and charge varying molecules in order to produce product formulations which can be consumed orally, applied topically or otherwise delivered sublingually or transdermally, thereby bypassing the gastrointestinal tract and entering the blood stream directly. The delivery technology is comprised of proprietary encapsulation vesicles and ion exchange permeation enhancers.  This technology utilizes a gradient across the mucosa membrane to help deliver the bioactive more efficiently through the mucosa.

Products and Product Pipeline

We believe that through use of our delivery systems and devices, ant-inflammatory medication, analgesics and antihistamines will be able to be administered with equal or higher bioavailability. Vitamins, minerals and caffeine will be able to be delivered with more convenience and faster absorption. We anticipate a large range of pharmaceutical and nutraceutical drug bioactives will be able to be delivered through the technology used in our delivery systems, which we believe will lead to greater efficiency in cost, time, product efficacy and user compliance.

  Our current product line consists of:

•	EnerJel™ - a topical product leveraging some of our proprietary technology, which is designed to address muscle fatigue and soreness, before, during and after physical activity. The product contains a natural anti-inflammatory and energy source which is directly applied to the problem area. EnerJel™ was launched online on December 31, 2011 and expanded into targeted retail distribution channels in mid-2012.

•	PowerFuse™ - Fuse Science’s first energy formula in a concentrated drop. Administered quickly and easily by mouth, it allows for optimal absorption, so that you feel energized and are able to perform at your natural best throughout the game, workout or day. PowerFuse™ contains natural ingredients, causes no sugar crash with zero calories and less than half the caffeine of an eight ounce cup of premium coffee. It is available in a great tasting Berry Blast Flavor. PowerFuse™ was launched online in December 2012 with expansion into targeted retail distribution channels to begin in early 2013.

•	ElectroFuse™ - Fuse Science’s first electrolyte formula in a concentrated drop. Administered quickly and easily by mouth, it allows for optimal absorption of the electrolytes. ElectroFuse™ contains natural ingredients, causes no sugar crash with zero calories, is easily portable and is available in a great tasting Salty-Sweet flavor. Electrofuse™ was launched online in December 2012, with expansion into targeted retail distribution channels to begin in early 2013.

In support of our licensing efforts, there are a series of potential product formulations in various categories that are being contemplated or are in development through defined project platforms. It is anticipated that these formulations will be licensed and supplied to industry leaders in their respective categories. Immediate areas of focus include, but are not limited to:

Rx Applications	OTC Applications	OTC Applications (continued)

• Insulin	• Aspirin	• Analgesics
• Estradiol	• Caffeine	• Allergy
• Paclitaxel	• Folic Acid	• Cough and Cold
• Niacin	• Vitamin E	• Sleep Aids
• Nicotine	• Niacin	• Appetite Suppressants
	• Anti-Aging Skin Care	• Complex Nutraceuticals

In August 2012, we entered into a letter of intent with Macular Health, LLC (“Macular”), a leading manufacturer and distributor of macular degeneration nutritional supplements to license our proprietary delivery technology for the development of DROP formulations of Macular’s products. As of the date of this report, we have advanced through four stages of product development and currently are preparing final formulations for clinical testing, which we anticipate will be facilitated by Macular in early 2013.

Manufacturing

Fuse uses Cure Pharmaceutical, Inc. (“Cure Pharma”), as a third party contract manufacturer for its products. Cure Pharma manufacturers Fuse’s products pursuant to a manufacturing agreement at a negotiated cost. The manufacturing agreement has a term currently expiring in November 2013, subject to automatic one-year renewals unless terminated by either party upon breach or upon sixty (60) days’ prior written notice. Manufacturing is conducted in Cure Pharma’s FDA inspected facility in Oxnard, California, which meets cGMP and GLP standards. The manufacturing facility operates with pharmaceutical grade equipment and processes as a standard operating practice, which will allow it to manufacture pharmaceutical grade applications of our technology.  Trade Secrets are maintained within this facility and current capacity will meet the needs of the business in the foreseeable future with adequate space for expansion.

In the event Fuse’s manufacturing agreement with Cure Pharma is terminated, Fuse currently would likely experience disruptions in product supply. Accordingly, since the fourth quarter of fiscal 2012, Fuse Science has been making capital investments in the manufacturing process to improve efficiency, reduce cost and expand output. We plan to make further capital investments in the manufacturing process during fiscal 2013 to optimize quality control, further improve operational efficiency and ensure sufficient levels of product output to meet demand. There is no assurance, however, that Fuse will be able to successfully do so.

Marketing and Sales

The launch of our sports nutrition and performance products began with the online launch of EnerJel™ on December 30, 2011, followed by its expansion into targeted retail distribution channels in mid-2012. In December 2012, we launched PowerFuse™ and ElectroFuse™ online, with expansion into targeted retail distribution channels to begin in early 2013. We select distribution channels which we believe create a strategic advantage for our products. Target retailers for our products include drugstores, health food stores, grocery stores, sporting goods stores and mass merchants.

During 2012, we began establishing strategic marketing and distribution relationships with various retailers, including GNC for Enerjel™ and a comparable arrangement with Dicks Sporting Goods to lead retail distribution of our DROP products.

In February 2012, we entered into licensing and distribution agreements with Mission Product Holdings (“Mission”) who develops, manufactures and markets the Mission Athletecare™ line of skincare products. Pursuant to the license agreement, Fuse granted Mission a restricted license to use Fuse’s proprietary transdermal delivery technology in connection with the development, manufacture and marketing of Mission Athletecare™ skincare products. Under the distribution agreement, Mission has agreed to offer for sale and distribute Fuse’s line of existing and planned sports nutrition products to a network of food, drug and sporting goods retailers that currently carry the Mission brand.

We plan to continue our efforts to establish and enter into additional strategic marketing and distribution relationships.

Target consumers for our sports nutrition and performance products are active males and females who exercise frequently. It is our intent to further leverage our high profile endorsement partners to promote and generate consumer product trials via social media, database marketing and grass roots marketing efforts. We focus on athletes with a substantial social media presence in our endeavor to reach 30,000,000 target consumers with each communication leveraging our athlete partner portfolio.

During fiscal 2012, we hired a Vice President of Marketing and Clinical Research and a second employee with significant marketing experience with celebrity endorsers, social media management and “grass roots” marketing to enhance our marketing and sales efforts. We also established an internal sales force of four salary and commission-based salespersons, which focus on direct sales to targeted retailers, either directly or through third party distributors and wholesalers.

Endorsement Partnerships

Our endorsement partnerships represent a cornerstone for the Company’s efforts to build brand and product identity and awareness more rapidly than traditionally realized from basic advertising and promotion. This is facilitated by leveraging the social media consumer following of each sports figure to reach our target consumer base. It is believed that this will allow for more targeted marketing messages to be delivered in real time, with increased quality and relevance to our target consumers. We have entered into endorsement partnerships with the following sports figures:

•	Tiger Woods: World Leader in Golf

•	Tyson Chandler: New York Knicks

•	Paul Rodriguez: Skateboarder

•	Andre Ward: Boxer

•	Michelle Ray: IFBB Fitness Pro

•	David “Big Papi” Ortiz: Boston Red Sox

•	Jose Bautista: Toronto Blue Jays

•	Arian Foster: Houston Texans

•	Ronde Barber: Tampa Bay Buccaneers

•	Glover Quin: Houston Texans

•	Jimmy Smith: Baltimore Ravens

•	Torrey Smith: Baltimore Ravens

•	Nolan Carroll: Miami Dolphins

•	Florida Panthers: National Hockey League

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

Intellectual Property

Our proprietary technology is comprised of a combination of filed, and to-be-filed provisional and pending patent applications as well as trade secrets that enable the full complement of the technology through each modality.. The pending patent application is licensed by Fuse through an exclusive thirty (30) year worldwide license agreement with the developer of this technology. There can be no assurance that patent applications to which we hold rights or subsequently file will result in the issuance of patents or that any patents issued will provide commercially significant protection to our technology. We also protect our trade secrets via internal corporate procedures conducive to rigid protection of our intellectual property in total. It is our diligent corporate practice to facilitate the ongoing advancement and defense of all intellectual property that support the going efforts of the Company. The Company cannot guarantee that it will not infringe on intellectual property rights belonging to third parties, that third parties will not infringe upon the intellectual property belonging to the Company, or that third parties will not develop a competing products without infringing on the Company’s intellectual property rights, any of which could harm its business.

Research and Development

We currently contract with the developer of our technology to provide product development and other research and development services. Our scientific team is enhanced by various members of our board of directors and advisory board. During 2013, we intend to start developing an in-house research and development team, who will initially coordinate these external efforts.

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

Employees

The Company currently employs six full time persons, including its executive officers. We also have an internal sales force of four salary and commission-based salespersons, who focus on direct sales. We use non-employee consultants to assist us in formulating research and development strategy, preparing regulatory submissions, developing protocols for clinical trials, and designing, equipping and staffing our manufacturing facilities and business development. These consultants and advisors usually have the right to terminate their relationship with us on short notice. As the Company expands its operations, it will be required to hire technical, marketing and sales and administrative personnel on a full time basis.

ITEM 1A.	RISK FACTORS

We have a limited operating history with our current business.

The Company was incorporated in 1985 and has engaged in a number of businesses as a private and subsequently a publicly held company, including developing and marketing data communications and networking infrastructure solutions for business, government and education (which business was sold in 2002) and as a “ business development company ” under the Investment Company Act of 1940, from 2007 to 2009.

The current business of Fuse Science only began to generate revenues in 2012 following the online launch of the Company’s first product, Enerjel™, on December 30, 2011. Our business is subject to all the problems, expenses, difficulties, complications and delays encountered in establishing a new business, including successful development, launch and commercialization of our products. The Company does not know if it will become commercially viable and ever generate significant revenues or operate at a profit.

We have incurred significant losses to date and the report of our auditors on our financial statements includes a “going concern” explanatory paragraph.

The Company incurred net comprehensive losses of ($11,042,438) and ($2,017,269) for the years ended September 30, 2012 and 2011. As of September 30, 2012, we had a total stockholders’ deficit of ($470,757). Our independent auditors reports for the years ended September 31, 2012 and 2011 includes an explanatory paragraph stating that our lack of revenues and working capital raise substantial doubt about our ability to continue as a going concern.  The presence of such a paragraph may adversely impact our ability to raise additional capital.

The Company will require substantial additional financing to become commercially viable.

To date, the Company has funded its development activities primarily through private placements of its securities and the subsequent exercise of warrants sold in those offerings, which raised approximately $5,288,000 and $900,000 during the years ended September 30, 2012 and 2011, respectively. The Company will require additional financing of approximately $3,500,000 to $5,000,000 during fiscal 2013 to complete commercialization of its products, license our technology and otherwise fully implement our business plan.   We have no commitments or firm plans to raise the additional financing and there can be no assurance that necessary additional financing will be available to the Company, on favorable terms or otherwise.  Moreover, any such additional financing may dilute the interests of existing stockholders.  The absence of additional financing when needed, could cause the Company to scale down or delay implementation of its business plan in whole or in part and curtail its business activities, which would seriously harm the Company and its prospects.

The Company is dependent upon the successful development, commercial launch and acceptance of its products and the successful license of its technology.

The Company’s ultimate success will be dependent in large part upon its ability to timely complete development of and commercially launch its products and their acceptance by potential customers, as well as the ability to successfully license its technologies. There can be no assurance that the Company’s planned products will ever gain commercial acceptance, whether its technology will be successfully licensed, whether it will ever generate significant revenues or that it will ever be profitable.

The Company cannot guaranty that it can effectively market its planned products and technology.

A significant part of the Company’s success will depend on its marketing strategy. The Company’s marketing efforts have been limited to date. There can be no assurance as to the success of any marketing strategy the Company may seek to implement. If the Company cannot effectively market its planned products and license its technology, its prospects will be harmed.

The scope of protection of intellectual property relating to the Company’s products is uncertain.

There can be no assurance as to the scope of proprietary protection, if any, which we will be able to secure for our technology. There can be no assurance that patent applications to which we hold rights or subsequently file, will result in the issuance of patents or that any patents issued will provide commercially significant protection to our technology. Moreover, the Company cannot guarantee that it will not infringe on intellectual property rights belonging to third parties, that third parties will not infringe upon the intellectual property belonging to the Company or that third parties will not develop a competing products without infringing on the Company’s intellectual property rights, any of which could harm its business.

We rely on a third party to manufacture our products.

We do not directly manufacture our products, but instead outsource such manufacturing to Cure Pharma, a third party, pursuant to a manufacturing agreement. Cure Pharma may not be able to fulfill our demand as it arises, could begin to charge rates that make using its services cost inefficient or may simply not be able to or willing to provide their services to us on a timely basis or at all. In the event of any disruption or delay, whether caused by a rift in our relationship with Cure Pharma or its inability to manufacture our products as required, we would need to secure the services of alternative suppliers. We would likely be unable to procure alternative suppliers at commercially reasonable rates within a reasonably short time period and in any case, any such transition could be costly, as well as disruptive. In such case, our business, financial condition and results of operations would be adversely affected.

We may incur material losses as a result of product recall and product liability.

We may be liable if the consumption of any of our planned products causes injury, illnesses or death. We also may be required to recall some of our products if they become contaminated or are damaged or mislabeled. A significant product liability judgment against us, or a widespread product recall, could have a material adverse effect on our business, financial condition and results of operations. The amount of insurance we carry is limited, and that insurance is subject to certain exclusions and may not be adequate.

We may be subject to government regulation.

Depending on the category of potential products, regulatory requirements vary widely. Our sports and nutrition products typically do not require prior approval of the U.S. Food and Drug Administration (the “FDA”) to market, but are subject to various regulations governing purity labeling and advertising. As we move to license our technology for OTC and other medicines, FDA approval requirements are more complex and the cost of complying therewith increases. Failure to comply with any regulatory requirements applicable to us could substantially harm our business.

The Company will likely face significant competition.

The market for the Company’s planned products and technology are highly competitive and we will compete with other companies who offer or plan to introduce alternative delivery systems for energy, medicines, vitamins and minerals.  Some of these competitors or potential competitors have greater experience, more extensive industry contacts and greater financial resources than the Company.  There can be no assurance that the Company can effectively compete.

We currently rely on certain key individuals and the loss of one of these key individuals could have an adverse effect on the Company.

Our success depends to a certain degree upon certain key members of our management.  These individuals are a significant factor in our growth and success.   In particular, the success of our Company is highly dependent upon the efforts of our executive officers. Although we have employment and consulting agreements with most of our executive officers, the loss of any of their services could have a material adverse effect on the success and development of our Company.  Additionally, we do not anticipate having key man insurance in place on the life of our executive officers in the foreseeable future.

The Company’s success will be dependent in part upon its ability to attract and retain qualified personnel and consultants.

The Company’s success will be dependent in part upon its ability to attract and retain qualified creative marketing, sales and product development teams.  The inability to do so on commercial reasonable terms may harm the Company’s proposed business.

Our Articles of Incorporation and Bylaws provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our stockholders because corporate resources may be expended for the benefit of officers and/or directors.

Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws provide for the indemnification of our executive officers and directors.  We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

The market for our common stock is limited.

Our common stock is traded in the over-the-counter market and is quoted on the OTCQB under the symbol “DROP.” Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTCQB is not a stock exchange, and trading of securities in the OTCQB is often more sporadic than the trading of securities listed on a quotation system like Nasdaq, or a stock exchange like NYSE/AMEX.  Accordingly, stockholders may have difficulty reselling any of their shares.

Our common stock is a penny stock.  Trading of our common stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our common stock.

Our common stock is a penny stock.  The Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

In addition to the “penny stock” rules promulgated by the SEC, FINRA (the Financial Industry Regulatory Authority) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA’s requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse.  Such patterns include:

·	control of the market for the security by one or a few broker-dealers that are often related to a promoter or issuer;

·	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

·	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

·	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

·	wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power.

Our Amended and Restated Articles of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders.  Our board of directors has the authority to fix and determine the relative rights, super-voting or other preferred voting rights, and preferences of preferred stock.  As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

We do not expect to pay cash dividends in the foreseeable future.

We have never paid cash dividends on our common stock.  We do not expect to pay cash dividends on our common stock at any time in the foreseeable future.  The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider.  Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

The “market overhang” from our outstanding options, warrants and convertible securities could adversely impact the market price of our common stock.

As of the date of this report, we have approximately 63,881,000 shares of common stock issuable upon exercise of outstanding options and warrants and conversion of outstanding Notes. Such “market overhang” could adversely impact the market price of our common stock as a result of the dilution which would result if such securities were converted into shares of common stock.

ITEM 2.	PROPERTIES

We currently lease approximately 3,000 square feet of office and warehouse space in Miami Lakes, Florida. The space is occupied pursuant to a two (2) year lease with a non-affiliated party expiring in January 2014, at a monthly rental of $1,950, including taxes.

ITEM 3.	LEGAL PROCEEDINGS

We are not currently subject to any legal proceedings, nor, to our knowledge, is any legal proceeding threatened against us.

ITEM 4.	MINE SAFETY DISCLOSURES

 Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded in the over-the-counter market and is quoted on the OTCQB under the symbol "DROP."  Prior to November 3, 2011, our common stock traded under the symbol "DEGH."

The market closing, high and low prices during each quarter for the last two years are as follows:

QUARTER ENDED	CLOSING	HIGH	LOW
	($)	($)	($)

December 31, 2010	.01	.02	.00
March 31, 2011	.00	.01	.00
June 30, 2011	.00	.02	.00
September 30, 2011	.01	.01	.00

December 31, 2011	.64	.64	.56
March 31, 2012	.37	.37	.36
June 30, 2012	.30	.30	.29
September 30, 2012	.12	.12	.11

Number of Shareholders and Total Outstanding Shares

As of January 10, 2013 there were 181,836,862 shares of common stock issued and outstanding, held by 81 shareholders of record.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2012, we had the following compensation plans in place under which shares of our common stock were authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(Executives and Directors)	6,893,000	$.407	13,107,000

Equity compensation plans approved by security holders(Endorsers)	7,150,000	$.261	52,850,000

Equity compensation plans not approved by security holders.	8,675,000	$.07	—

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Forward Looking Statements

This analysis of our results of operations should be read in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of this Report. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Statements that are predictive in nature and that depend upon or refer to future events or conditions are forward-looking statements. Although we believe that these statements are based upon reasonable expectations, we can give no assurance that projections will be achieved. Please refer to the discussion of forward-looking statements included in Part I of this Report.

Revenues and Gross Profit

	Year ended
	September 30,		$	%
	2012	2011	Change	Change

Sales, net	$105,413	$-	$105,413	100%
Cost of Sales	31,234	-	31,234	100%
Gross Margin	$74,179	$-	$74,179	100%

Sales

Net Sales were $105,413 for the year ended September 30, 2012, as compared to $ 0 for the year ended September 30, 2011. The increase in sales is due to a limited roll out of Enerjel™, our initial product, primarily through online sales while the Company focuses on a full retail roll out through its establishment of distribution partnerships, which began shipping in during the fourth quarter of 2012.

Gross Profit

Gross profit percentage during the year ended September 30, 2012 was 70%. Sales for the period consisted of Enerjel™, the Company’s only marketed product. Sales were made through the Company’s website and for a short period during 2011, through Amazon.com and GNC.

Operating Costs and Expenses

	Year ended
	September 30,		$
	2012	2011	Change

General and administrative	$4,118,264	$1,483,273	$2,634,991
Sales and Marketing	3,172,416	131,034	3,041,382
Research and development	204,541	-	204,541
	$7,495,221	$1,614,307	$5,880,914

 Our operating expenses were $7,495,221 and $1,614,307 for the years ended September 30, 2012 and 2011, respectively, an increase of $5,880.914 for 2011 to 2012, reflecting increased operations. In 2012, $2,078,185 was recorded for share-based compensation and amortization of deferred compensation. This compares with $647,703 for share-based compensation and amortization of deferred compensation for the period ending September 30, 2011. The deferred compensation expense in 2012 and 2011 represents the amortized fair value of stock and options issued for services to non-employees. The share-based compensation charges to operations in 2012 and 2011 were primarily for stock options granted under our 2011 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

General and Administrative Expenses

For the years ended September 30, 2012 and 2011 general and administrative expenses were $4,118,264 and $1,483,273, respectively. The increase of $2,634,991 is primarily composed of decreases in non-cash stock-based compensation costs of $392,924 to consultants and $644,636 in compensation expenses to employees. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

	Year ended September 30,
	2012	2011

Professional fees	$2,231,952	$787,328
Salaries and benefits	1,542,848	620,055
Other general and administrative expense	343,464	75,890
	$4,118,264	$1,483,273

Professional Fees Expense

Professional fees expense increased to $2,231,952 for the year ended September 30, 2012, from $787,328 for the year ended September 30, 2011. This increase was due to the Company’s requirements for legal, compliance, protection and accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. Professional fee expense increase includes $392,924 in non-cash compensation.

Salary and Benefits

Salary and benefits increased by $922,793 to $1,542,848 for the year ended September 30, 2012 from $620,055 for the year ended September 30, 2011. The increase was due to an increase in personnel headcount. Prior to April 1, 2012 the Company limited payments to employees and consultants based on cash availability resulting in underpayment of salaries. During the second quarter of the fiscal year the Company hired additional personnel. The payroll increase includes $644,636 in non-cash compensation.

Sales and Marketing

For the years ended September 30, 2012 and 2011, sales and marketing expenses were $3,172,416 and $131,034, respectively. The increase of $3,041,382 is primarily due to the marketing efforts for Enerjel™ and our DROP under development, which were subsequently launched online in December 2012. In February 2012, the Company entered into a marketing and distribution agreement with Mission to market the Company’s products through their distribution channels. This agreement included comprehensive marketing services and heavy commercialization efforts during the first ten (10) months. The Company paid Mission approximately $650,000 for these services, which is amortized over 10 months. Included in the increase in 2012 is amortization of deferred compensation (non-cash) of approximately $104,039 as of September 30, 2011 compared to $1,040,642 as of September 30, 2012. The Company’s products are endorsed by a number of professional athletes which are remunerated cash and non-cash payments. The increase in sales and marketing is also attributed to endorsement contracts with these professional athletes. Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

Research and Development

Included in our operating expenses for 2012 is approximately $205,000 for research and development expenses compared to $0 for 2011. Research and development expenses consist primarily of compensation for contractors engaged in internal research and product development activities, laboratory operations, and related expenses. The Company considers research and development of its technology and the science behind its products an important cornerstone of its continuing efforts. As the Company progresses it will continue to invest in research and development and anticipates increases year over year.

Other Income (Expense)

Other income (expense) consists of the following:

	Year ended September 31,
	2012	2011

Interest and other income	$-	$33
Beneficial conversion feature of convertible notes payable	(821,746)	(372,311)
Interest expense	(2,793,920)	(35,924)
Realized gain (loss)	(5,730)	2,348
	$(3,621,396)	$(405,854)

Beneficial Conversion Feature

Beneficial conversion feature was $821,746 for the year ended September 30, 2012, as compared to $372,311 for the year ended September 30, 2011, an increase of $455,165. This increase is the result of the February 2012 Notes, which provided conversion rights to the note holders.  Also, include in approximately $178,000 relating to gain on notes which roll-up into our February 2012 Notes.

Interest Expense

Interest expense is primarily attributable to new convertible notes payable issued during first the fiscal quarter ended December 31, 2011 and those issued in February of 2012. Interest expense amounted to $2,793,920 for the year ended September 30, 2012, as compared to interest expense of approximately $36,000 for the year ended September 30, 2011. Also included in interest expense is amortization of financing fees related to the February 2012 notes and amortization of note discounts on the balance of the outstanding notes. Most of these note holders have already converted a portion of the outstanding notes into common stock. During the period ended September 30, 2012, a total of 45,248,995 shares of common stock were issued in satisfaction of convertible debt with a face value in the amount of $4,004,754. Included in the amount is amortization of financing charge of approximately $422,000 and amortization of debt discounts in the amount of $2,255,881.

Other Comprehensive Income (Loss)

The Company had an unrealized gain from its available-for-sale securities of $2,892 in 2011 resulting in a comprehensive loss of $2,017,269 compared to $11,042,438 for the period ending September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The following table summarizes total current assets, liabilities and working capital at September 30, 2012 compared to September 30, 2011.

	September 30, 2012	September 30, 2011	Increase/(Decrease)

Current Assets	$573,979	$207,171	$366,808
Current Liabilities	$1,184,615	$999,227	$185,388
Working Capital (Deficit)	$(610,636)	$(792,056)	$181,420

As September 30, 2012, we had a working capital deficit of $(610,636), as compared to a working capital deficit of $(792,056) at September 30, 2011, an increase of $181,420. The increase is primarily attributable to the Company’s issuance of $3,169,359 in convertible notes and the $1,753,642 raised from warrants exercised during the year. The Company continues to devote significant resources to aggressively pursue markets for its products, new product introductions, advancement of its intellectual property and build out of its infrastructure and team.

Net cash (used for) operating activities for the year ended September, 2012 and 2011 was $(4,418,294) and $(760,928), respectively. The net loss for the year ended September 30, 2012 and 2011 was $(11,042,438) and $(2,020,161), respectively.

Net cash (used for) and provided by investing activities for the year ended September 30, 2012 and 2011 respectively, was $(106,630) and $2,876, respectively. The Company purchased computer equipment and invested in developing out its intellectual property during the year ended September 30, 2012.

Net cash obtained through all financing activities for the year ended September 30, 2012 was $4,439,068, as compared to $897,340 which was used for the year ended September 30, 2011. The increase of approximately $3,541,728 is primarily related to a February 2012 private placement of convertible notes and warrants for approximately $3.2 million and the subsequent exercise of a portion of such warrants which generated approximately $1.3 million. Besides the foregoing existing notes and warrants, the Company issued additional notes and warrants (which we exercised) generating $795,000 in cash for the Company.

Our primary source of operating cash during fiscal 2012 has been through private placements of our securities, principally convertible notes and warrants and the subsequent exercise of certain of those warrants.

Management estimates that it will need between $3,500,000 and $5,000,000 in capital during fiscal 2013 to continue to commercialize our products, license our technology and otherwise fully implement our business plan. We have no commitments to raise any such capital. If such capital is not available when needed on commercially reasonable terms or otherwise, we may have to scale down or delay implementation of our business plan in whole or in part and curtail its business activities, which would seriously harm the Company and its prospects.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At September 30, 2012, the Company had cash of approximately $62,050 and a deficit in working capital deficit of $(610,636). Further, at September 30, 2012, the accumulated deficit amounted to $23,114,044. As a result of the Company's history of losses and unfavorable financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The Company will require additional funding of between $3,500,000 and $5,000,000 during fiscal 2013 to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

In response to these problems, management has taken the following actions:

•	continue with the implementation of our business plan;

•	generate new sales from expanded retail distribution of EnerJel™, PowerFuse™ and ElectroFuse™;

•	seeking additional third party debt and/or equity financing;

•	continue facilitation of licensing efforts; and

•	allocate sufficient resources to continue with advertising and marketing efforts.

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenues and capital raised through equity or debt financing. We also expect to receive proceeds from stock warrant exercises from existing shareholders. As the Company’s product continues to gain market acceptance, the Company expects sales in fiscal 2013 and beyond to substantially increase.

There can be no assurances that the Company will be able to achieve its projected level of revenues in fiscal 2013 and beyond. If the Company is unable to achieve its projected revenues and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient its operations during 2013, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and sell products; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that we will incur between $3,500,000 and $5,000,000 in cash expenditures for our operating expenses during fiscal 2013. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

Critical Accounting Policies

The SEC issued “Cautionary Advice Regarding Disclosure about Critical Accounting Policies”; suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  The SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition our most critical accounting policies are in process of evolving while we move from the development stage to the operational stage of our business cycle.

Off-Balance Sheet Arrangements

None.

Tabular Disclosure Of Contractual Obligations

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FUSE SCIENCE, INC.

Morrison, Brown, Argiz & Farra, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Fuse Science, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Fuse Science, Inc. (formerly Double Eagle Holdings, Ltd.) and Subsidiaries as of September 30, 2012 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuse Science, Inc. and Subsidiaries as of September 30, 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Morrison, Brown, Argiz & Farra, LLC

Miami, Florida

January 14, 2013

PARITZ & COMPANY, P.A.

15 Warren Street, Suite 25

Hackensack, New Jersey 07601

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Fuse Science, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Fuse Science, Inc. (formerly Double Eagle Holdings, Ltd.) and Subsidiaries as of September 30, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2011 These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuse Science, Inc. and Subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Paritz & Company, P.A.
Hackensack, New Jersey
January 12, 2012

FUSE SCIENCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2012 and 2011

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$62,050	$147,907
Prepaid expenses	275,709	59,264
Accounts receivable	30,181	-
Inventory	141,808	-
Other assets	64,231	-
TOTAL CURRENT ASSETS	573,979	207,171
Other assets:
Available-for-sale investments	-	8,320
Intellectual property, net	81,756	76,917
Fixed assets, net	93,880	-
Other asset	50,000	50,000
TOTAL OTHER ASSETS	225,636	135,237
TOTAL ASSETS	$799,615	$342,408
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Accounts payable	$791,864	$370,567
Convertible notes payable, net	105,000	606,976
Accrued expenses	287,751	21,684
TOTAL CURRENT LIABILITIES	1,184,615	999,227

Convertible notes payable, net	85,757	-

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $0.001 par value; authorized 400,000,000 shares; 164,700,150 and 93,612,039 shares issued and outstanding at September 30, 2012 and 2011, respectively	164,700	93,612
Additional paid-in capital	22,604,931	11,445,081
Non-controlling interest	(126,344)	(126,344)
Accumulated other comprehensive income (loss)	-	2,439
Accumulated deficit	(23,114,044)	(12,071,607)
Total stockholders' deficit	(470,757)	(656,819)
Total liabilities and stockholders' deficit	$799,615	$342,408

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Operations

Years Ended September 30, 2012

	2012	2011

Revenue	$105,413	$-
Cost of sales	31,234	-
Gross margin	74,179	-
Operating Expenses:
General and administrative expense	4,118,264	1,483,273
Sales and Marketing	3,172,416	131,034
Research and development	204,541	-
	7,495,221	1,614,307
Loss from operations	(7,421,042)	(1,614,307)
Other income (expense):
Interest and other income	-	33
Interest expense	(2,793,920)	(35,924)
Beneficial conversion feature of convertible notes payable	(821,746)	(372,311)
Realized (loss) gain	(5,730)	2,348
Other expense	(3,621,396)	(405,854)

Net loss	$(11,042,438)	$(2,020,161)
Loss per common share, basic and diluted	$(0.09)	$(0.03)
Weighted average common shares outstanding	121,260,555	68,230,631
Other comprehensive loss:
Net loss	$(11,042,438)	$(2,020,161)
Unrealized gain on available-for-sale securities	-	2,892
Net comprehensive loss	$(11,042,438)	$(2,017,269)

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Changes in Stockholders' Deficit

Years Ended September 30, 2012 and 2011

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par	Shares	Par	Capital

Balance, September 30, 2010	-	-	50,925,820	50,926	9,946,022
Unrealized gain from available-for-sale securities	-	-	-	-	-
Common stock issued for:
Services			11,850,000	11,850	531,150
Convertible notes payable			5,539,219	5,539	134,517
License			2,000,000	2,000	76,000
Acquisition of FS Research & Development, Inc.			23,297,000	23,297	(23,297)
Convertible notes payable:
Detachable warrants					310,775
Beneficial conversion feature					372,311
Amortize deferred consulting					67,442
Amortize intrinsic value of stock options					30,161
Net loss	-	-	-	-	-
Balance, September 30, 2011	-	$-	93,612,039	$93,612	$11,445,081

Common stock issued for:
Convertible notes payable	-	-	45,248,995	45,249	4,014,187
Deferred consulting fees	-	-	1,900,000	1,900	(1,410,025)
Other	-	-	769,000	769	2,288
Detachable warrants – cash	-	-	14,738,932	14,739	1,738,903
Detachable warrants – noncash	-	-	8,431,184	8,431	317,783
Warrants A and B – financing cost	-	-	-	-	852,162
Warrants A and B – Financing cost	-	-	-	-	(852,162)
Warrants A and B FV	-	-	-	-	2,118,155
Warrants January 2012 – FV	-	-	-	-	887,753

Beneficial conversion feature	-	-	-	-	1,000,448
Amortize deferred consultation	-	-	-	-	569,826
Amortize stock options	-	-	-	-	1,920,532
Net loss	-	-	-	-	-
Balance, September 30, 2012	-	$-	164,700,150	$164,700	$22,604,931

See accompanying notes to consolidate financial statements.

		Accumulated
	Non	Other
	Controlling	Comprehensive	Accumulated
	Interest	Income	Deficit	Total

Balance, September 30, 2010	(126,344)	(453)	(10,051,446)	(181,446)
Unrealized gain from available-for-sale securities	-	2,892	-	2,892
Common stock issued for:
Services				543,000
Convertible notes payable				140,056
License				78,000
Acquisition of FS Research & Development, Inc.				-
Convertible notes payable:
Detachable warrants				310,775
Beneficial conversion feature				372,311
Amortize deferred consulting				67,442
Amortize intrinsic value of stock options				30,161
Net loss	-	-	(2,020,161)	(2,020,161)
Balance, September 30, 2011	$(126,344)	$2,439	$(12,071,606)	$(656,819)
Unrealized gain from available-for-sale securities	-	(2,439)	-	(2,439)
Common stock issued for:
Convertible notes payable				4,059,435
Deferred consulting fees				(1,408,125)
Other				3,057
Detachable warrants – cash				1,753,642
Detachable warrants – noncash				326,214
Warrants A – financing cost				852,162
Warrants A – financing cost				(852,162)
Warrants A – FV				2,118,155
Warrants issued – FV				887,753
Beneficial conversion feature				1,000,448
Amortize deferred consultation				569,826
Amortize stock options				1,920,532
Net loss	-	-	(11,042,438)	(11,042,438)
Balance, September 30, 2012	$(126,344)	$-	$(23,114,044)	$(470,757)

See accompanying notes to consolidated financial statements

 FUSE SCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Years Ended September 30, 2012

	2012	2011
Operating activities:
Net loss	$(11,042,438)	$(2,020,161)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
		-
Depreciation	7,470	1,083
Deferred consulting fees	553,289	67,442
Stock options	1,890,371	30,161
Interest settled with shares	64,086	-
Common stock issued for services	274,375	543,000
Amortization of financing fees	421,744	-
Amortization of discounts	1,462,881	12,751
Beneficial conversion feature	821,746	372,311
January 2012 Warrants	887,753	-
Loss (Gain) on sale of investments	5,730	(2,348)
Changes in operating assets and liabilities:
Inventory	(141,808)
Accounts receivable	(30,181)	-
Prepaid expenses	(216,445)	(54,264)
Other assets	(64,231)
Accounts payable and accrued expenses	687,364	289,097
Net cash used in operating activities	(4,418,294)	(760,928)
Investing activities:
Purchase of machinery	(85,440)	-
Purchase from investments	(13,750)	52,876
Purchase of intellectual property	(7,440)	(50,000)
Net cash (used in) provided by investing activities	(106,630)	2,876
Financing activities:
Loan proceeds	3,534,359	900,000
Loan repayment	(219,359)	(2,660)
Proceeds from warrants exercised	1,753,642
Financing fees paid	(629,574)
Net cash provided by financing activities	4,439,068	897,340
Net (decrease) increase	(85,857)	139,288
Cash and cash equivalents, beginning of period	147,907	8,619
Cash and cash equivalents, end of period	$62,050	$147,907

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows, Continued

Years Ended September 30, 2012 and 2011

	2012	2011

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$58,472	$236
Non-cash investing and financing activities:
Common stock issued for convertible notes payable and accrued interest	$4,059,436	$140,055
Warrants issued for financing fees	$1,140,270	$-
Common stock issued for license	$-	$78,000
Common stock issued to acquire FS Research & Development, Inc.	$-	$23,297

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

(Development Stage Companies)

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS

ORGANIZATION

The Company was incorporated in Nevada on September 21, 1988.  Since that time, the Company has engaged in a number of businesses as a private and subsequently a publicly held company, including developing and marketing data communications and networking infrastructure solutions for business, government and education (which business was sold in 2002) and as a “ business development company” under the Investment Company Act of 1940, from 2007 to 2009.

On April 14, 2011, Maurice E. Durschlag, our former President, Chief Executive Officer, Secretary, Treasurer and director, assigned and transferred the assets of two privately held companies to a newly formed Delaware company, Fuse Science, Inc. (“ Newco ”).  Newco was developing sublingual and transdermal delivery technologies with applications in the sports nutrition and medical fields for the delivery of energy, medicines, vitamins and minerals.

Mr. Durschlag held 23% of the outstanding shares of Newco.  Adam Adler, our current Chief Business Development Officer, and Brian Tuffin, our current Chief Executive Officer, held 27% and 26%, respectively, of the outstanding shares of Newco.  Pursuant to an Exchange Agreement dated April 14, 2011 (the “ Exchange Agreement ”) by and among the Company, whose corporate name was then “ Double Eagle Holdings, Ltd., ” Maurice E. Durschlag, Adam Adler, Leonard Adler and Brian Tuffin (collectively, the “ Sellers ”), the Sellers have exchanged all the common stock of Newco for an aggregate of 23,297,000 shares of the Company’s common stock such that Newco is now a wholly owned subsidiary of the company.  In connection with the Exchange Agreement described above, the following shares of common stock of the Company were issued:  (i) 5,445,500 shares were issued to Maurice E. Durschlag; (ii) 6,007,000 shares were issued to Brian Tuffin; (iii) 6,332,300 shares were issued to Adam Adler; and (iv) 5,512,500 shares were issued to Leonard Adler.

The business of Newco, which the Company acquired pursuant to the Exchange Agreement and on which the Company is focusing its efforts is subject to all the problems, expenses, difficulties, complications and delays encountered in establishing a new business including successful development, launch, and commercialization of its planned products using and licensing of its sublingual and transdermal delivery technology.

On December 8, 2011, and pursuant to shareholder action by written consent, the Company made the following amendments to the Company's Articles of Incorporation:

•	changed the name of the Company from Double Eagle Holdings, Ltd. to Fuse Science, Inc.;

•	increased the number of shares of common stock which the Company is authorized to issue to 400,000,000 shares from 100,000,000 shares;

•	increased the number of shares of preferred stock with the Company is authorized to issue to 10,000,000 shares from 12,500 shares;

•	increased the number of directors to a minimum of 3 and a maximum of 15;

•	created a classified board of directors;

•	required advance notice and disclosure procedures for shareholders seeking to nominate the Company's directors;

•	required advance notice and disclosure procedures for shareholders seeking to bring forth proposals for consideration at shareholder meetings;

•	established the percentage of shares required to be held for shareholders to call a special meeting of shareholders;

•	eliminated the ability to take shareholder action by written consent in lieu of a shareholder meeting;

•	added a provision to limit the liability of officers and directors of the Company;

•	added a provision to allow the board of directors to adopt, repeal or amend the Company's ByLaws; and

•	required the affirmative rule of 66-2/3% of the outstanding shares of the Company's common stock to effect certain future amendments to the Company's Articles of Incorporation.

2.	SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY AND HISTORY OF BUSINESS

The consolidated financial statements of the Company include the accounts of the Company, Fuse Science, Inc. (“ FUSE ”) a Delaware corporation and its wholly owned subsidiaries FS Consumer Products Group, Inc., a Florida corporation and Ultimate Social Network, Inc. (“ USN ”) its 60%-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation. The Company was originally incorporated in 1985 in Nevada. Its common stock now trades on the OTCQB under the symbol DROP.PK.

BASIS OF PRESENTATION

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

REVENUE RECOGNITION

The Company records revenue from the sale of Enerjel™, its initial product, when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. The Company’s customers may return ordered items for a refund . The Company also provides customers incentives to purchase products at a discount. For the year ended September 30, 2012, we have recorded sales discount, returns and allowances of $2,285 is netted against sales for the year then ended.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories consist of items or products, which are manufactured by a contracted manufacturer on behalf of the Company, for resale and packaging material used to distribute such products. Inventories are valued at average cost and adjusted to reflect lower of cost or market. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. As of September 30, 2012 and September 30, 2011, no obsolescence reserves were considered necessary.

 FIXED ASSETS

Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of three 3-10 years. Repairs and maintenance are charged to expense as incurred. Fixed assets currently included machinery of $85,440 and website cost of $13,062. As of September 30, 2012 and September 30, 2011, the accumulated depreciation of equipment was $4,622 and $0, respectively.

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

The Company recognizes positions taken or expected to be taken in a tax return in accordance with existing accounting guidance on income taxes which prescribes a recognition threshold and measurement process. Interest and penalties on tax liabilities, if any, would be recorded in interest expense and other non-interest expense, respectively.

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

RECLASSIFICATION

Certain reclassifications have been made in the financial statements at September 30, 2011 and for the year then ended to conform to the September 30, 2012 presentation.  The reclassifications had no effect on net loss.

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

As described in Note 6 and Note 11 – Convertible Notes Payable, the Company had warrants outstanding during each of the period ended September 30, 2012. The convertible notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if converted” method to the extent their effect is dilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net income per common share:

	For the Year Ended September 30,
	2012	2011
Numerator:
Net loss available to stockholders	$(11,042,438)	$(2,020,161)

Denominator:
Weighted average number of common shares – Basic	121,260,555	68,210,631
Weighted average number of common shares – Diluted	121,260,555	68,210,631

Net income (loss) per common share:
Basic	$(0.09)	$(0.03)
Diluted	$(0.09)	$(0.03)

A total of 53,339,148 anti-dilutive common stock equivalents were not included in the Company’s diluted earnings per share calculations as of September 30, 2012.

3.	GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of the business, projected operating expenses and commitments for the next twelve months. The Company had a net loss from operations of $(11,042,438) during the year ended September 30, 2012. Included in this loss, the Company recorded non-cash compensation of $2,460,177 which relates to contracts entered into by the Company for current and future services undertaken for marketing and promotional activities by brand athletes through endorsement contracts, as well as contracts with consultants to provide professional services and employment contract with the Company’s key employees. Also included is $116,000 of value in stock issued as penalty for early termination of a consulting agreement. As a result, 400,000 shares were issued to terminate the agreement. At September 30, 2012, current assets are $573,979 and current liabilities are $1,184,615. These conditions raise serious doubt about the Company’s ability to continue as a going concern. No adjustments have been made as a result of this uncertainty.

The Company intends to continue to raise necessary capital from different financing sources including private placements of its restricted securities, including common stock, convertible notes and exercising of warrants. During the year ended September 2012, the Company issued 10% secured senior convertible promissory note in the amounts of $3,169,359 (“February 2012 Notes”). The February 2012 Notes include two sets of Warrants, “Series A Warrants” and “Series B Warrants.” Series A Warrants are five-year warrants to purchase 15,092,186 shares of the common stock at $.26 per share. Series B Warrants are seven-month warrants to purchase 15,092,186 shares of the common stock at $.21 per share. The warrants are subjected to certain price adjustments based on subsequent issuance of additional convertible notes and mandatory conversion if the market value of the Company’s common stock exceeds 250% for 25 consecutive days. On July 6, 2012, the Company successfully completed its registration statement. This triggered a price adjustment on August 8, 2012 and the total convertible shares increased to 24,379,685 at a conversion price of $.13. Similarly, the number of warrants increased to 24,379,685 for Series A Warrants and Series B Warrants, respectively.

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

4.	INVESTMENTS

Available-for-sale investments are as follows at September 30, 2011:

		Realized	Unrecognized
		Holding	Holding	Fair
	Cost	Losses	Losses	Value
September 30, 2011
Efftec International, Inc.	$4,200	$-	$(2,000)	$2,200
North American Energy	1,530	-	4,439	5,969
	$5,730	$-	$2,439	$8,169

Efftec International, Inc. (" EFFI ") has developed an Internet-based chiller tool which it is installing and selling to its customer base.  North American Energy Resources, Inc. (" NAEY ") is an oil and gas development and production company with operations currently in Oklahoma. During the year ended June 30, 2012, the Company disposed of these investments for a net loss of approximately $6,000.

5.	INTELLECTUAL PROPERTY

In April 2011, the Company completed its acquisition of Fuse Science, Inc, a Delaware Corp (“FS R&D”), a development stage company with no prior operations. As of September 30, 2012 and 2011 unamortized intellectual property relating to this acquisition amounted to $81,756 and $76,917, respectively.

6.	CONVERTIBLE NOTES PAYABLE

The Company had the following convertible notes payable at September 30, 2012 and September 30, 2011.

	September 30	September 30,
	2012	2011
Convertible notes payable with interest at 12%	$5,000	$20,000
8% One year senior secured convertible promissory note due June 20, 2012	-	327,405	*
8% One year senior secured convertible promissory note due September 9, 2012	100,000	259,571
10% Two year senior secured convertible promissory note due February 7, 2014	85,757	-
	$190,757	$606,976

	September 30,	September 30,
	2012	2011
Current	$105,000	$606,976
Long term	$85,757	$-
Total	$190,757	$606,976

Convertible notes payable includes one note in the amount of $5,000 which is convertible at $0.025 per share.

* These notes were originally issued with a face value of $525,000. During the year the noteholders converted the notes into stock. A total of 17,396,663 shares were converted for by noteholders during the year ending September 31, 2012. As a result of the conversion of these notes, unamortized discounts in the amount of $186,739 was charged to interest expense.

In 2011 and 2012, the Company engaged in three rounds of financing. Each round consisted of debt issuances as well as the issuance of warrants and is summarized below.

		Conversion	Number of
Due Date	Face Value	Rate	Warrants
February 7, 2014	$3,169,359	See below	30,184,371
September 9, 2012	$100,000	$0.12	3,000,000

Round 3 – December 2011 Notes

During the three months ended June 30, 2012, several note holders converted to common stock. A total of $260,000 of our September 9, 2012 notes with a fair value of $360,000 bearing interest at 8% converted at $0.12 per share. In addition to the September notes, a note holder of the October 20, 2012 notes converted with a face value of $180, 000 and bearing interest at 8%.

On January 4, 2012, we executed an agreement for additional December Notes with a face value of $50,000 bearing 8% interest rate maturing in 90 days. Similar to the previous notes issued in December 2011, these notes are convertible into Units consisting of 10 shares of the Company’s common stock and warrants to purchase an additional six shares of the Company’s common stock at a strike price $.18 per shares. The notes are convertible at $1.50 per unit and $0.15 per share. The fair value of these instruments resulted in a discount of $28,508, which is the fair value of the warrants. In addition, a beneficial conversion value of $145,175 was immediately expensed as a result of the notes’ immediate conversion feature following execution of the agreement.

On February 9, 2012, the terms of our December Notes with were significantly modified and the note holders were now included as part of the February 2012 Notes. Detailed below are the face values of the December Notes prior to modification of the terms:

		Unit Conversion	Number of
Due Date	Face Value	Rate**	Warrants
March 22, 2012	$75,000	$1.50	300,000
March 29, 2012	$60,000	$1.50	240,000
April 4, 2012	$50,000	$1.50	200,000

** Each unit consists of ten shares of the Company’s common stock and warrants to purchase six additional shares of the Company’s stock

As a result of the modification to the terms of the December Notes, we recognized a gain on the extinguishment of the debt due the present value of the cash flow of the old notes (December Notes) exceeding the value of the new notes (February 2012 Notes) by more than 10%. The modification of the December Notes included an increase in face values of the notes as well as an increase in the interest rate from 8% to 10% and the maturity date was extended from 90 days to two years. As a result of these modifications, a gain on the extinguishment of the debt in the amount of $211,419 was recorded to settle the December Notes. The face values of December Notes is $185,000 and the interest accrued through the date of the modification amounted to $1,642. The Company wrote off the fair value originally allocated to the warrants issued with these notes, from additional paid in capital, in the amount of $71,225 as well as the beneficial conversion features originally allocated in the amount of $211,038. Unamortized discount of $70,844 associated with the December Notes was written off.

On February 9, 2012, we consummated a private placement of (i) $3,169,359 in principal amount of Notes (“ February 2012 Notes ”) which is inclusive of the modified December Notes and (ii) the February 2012 Warrants, consisting of (a) series A warrants to purchase an aggregate of 15,092,185(prior to conversion rate adjustment) shares of common stock (the “ Series A Warrants ”) and (b) series B warrants to purchase an aggregate of 15,092,185 (prior to conversion rate adjustment) shares of common stock (the “ Series B Warrants ”) at a purchase price of $3,169,359 in a private placement to a group of institutional and accredited investors pursuant to a Securities Purchase Agreement, dated as of February 7, 2012. The Notes are convertible into shares of the Company’s common stock, and are entitled to earn interest which may be paid in cash or in shares of common stock. The February 2012 Warrants are exercisable into shares of common stock. The convertible shares are all subject to standard anti-dilution provisions. See below for additional information on the anti-dilution provision and conversion rate adjustment.

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

The Series A Warrants have a term of five (5) years from the Closing Date and the Series B Warrants have a term of seven (7) months from the Closing Date. Each of the Series A Warrants and the Series B Warrants is immediately exercisable upon issuance into an aggregate of 15,092,185 (prior to conversion rate adjustment) fully paid and non-assessable Exercise Shares at an initial exercise price of $.26 per share in the case of the Class A Warrants and $0.21 per share in the case of the Class B Warrants.

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

Any note holder of the February 2012 Notes is entitled to convert the notes into conversion shares at any time by delivery of a notice of conversion to the Company. On or before the third trading day after receipt of the conversion notice, the Company must deliver to the note holder such number of conversion shares to which the note holder is entitled pursuant to the conversion. The number of conversion shares the note holder will receive upon conversion of the Notes will be determined by dividing the amount of principal being converted plus any accrued and unpaid interest by the conversion price effective at the time of the conversion. The February 2012 Notes have an initial conversion price of $0.21 however it is subject to reset depending on the filing of the registration statement. At no time, however, will the Conversion rate be reset below $0.12 per share as a result of a conversion rate adjustment.

The Company received net proceeds in the amount of $2,391,500 after offering cost of $558,500 and non-cash settlement for the $219,359. In recording the transaction, the Company allocated the face value of the notes between the estimated the fair values of the February 2012 Notes, the Series A Warrants and Series B Warrants. As a result, the February 2012 Notes were discounted by $1,421,848 for Series A Warrants and $892,776 Series B Warrants. The carrying value of the February 2012 Notes as of the day of the transaction amounted to $854,735. The Company also recorded a beneficial conversion feature of $854,735 representing the amount allocated to the Notes. The beneficial conversion feature was expensed in the unaudited condensed consolidated statement of operation, as a result the February 2012 Notes being available for conversion 3 days after consummation of the agreement. The discount associated with Series A Warrant is amortized over the life of the note and the discount associated with Series B Warrants is amortized over six months as a result of that being exercisable in seven months.

Placement Agent Fee

The Company paid the placement agent, a placement fee of $236,000 and issued to the placement agent and its designees, the placement agent warrants, five-year warrants to purchase an aggregate of 1,366,868 shares of common stock at an exercise price of $0.26 per share and seven-month warrants to purchase an aggregate of 1,366,868 shares of common stock at an exercise price of $0.21 per share. The Company recorded an asset related to financing charge that will be amortized over the life of the February 2012 Notes. As of September 30, 2012, the unamortized financing cost amounted to $64,230. As a result of the significant conversion of the February 2012 Notes, we have accelerated the amortization of the financing fees.

The fair value of each warrant on the date issued was estimated using the Black-Scholes valuation model. The following assumptions were used for the calculation of the warrants granted in September, October, December 2011 and February 2012.

	11-Sep	11-Dec	12-Feb (A Warrants)	12-Feb (B Warrants)
Expected term	5 years	5 years	5 years	6 months
Expected average volatility	309%	296%	163.06%	163.06%
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.50%	2.90%	.82%	.11%

The recorded discount on the convertible notes payable is being amortized to interest expense over the life of the note or seven months for the discount associated with Series B Warrants and is summarized as follows as of September 30, 2012.

		Debt Discount
Due Date	Face Value	Initial Value	Amortization	Discount	Carrying Value

February 4, 2014	$3,169,359	$854,735	$(2,255,776)	$58,848	$85,757
September 9, 2012	100,000	73,476	(26,534)	-	100,000
	$3,269,359	$928,211	$(2,282,310)	$58,848	$185,757

Exercise Price Adjustment

 In July 2012, the Company registered under the Securities Act of 1933 the shares underlying and associated with the February 2012 Notes and Series A and Series B warrants issued in connection with the February 2012 Notes. As a result, the 25 trading day price adjustment provision of the February 2012 Notes and Series A and B Warrants was triggered. Accordingly, in August 2012, the conversion price of the February 2012 Notes and the exercise price of the Series B Warrants was decreased to $0.13 and the exercise price of the Series A Warrants was decreased to $0.21. In each instance, there was a corresponding increase in the number of shares issuable upon conversion or exercise of these securities. The reduction in the conversion rate increased the number convertible shares to 24,379,685 and related Series A and Series B Warrants to 24,379,685, respectively.

On September 5, 2012 the board of directors approved an extension of the Series B Warrants, which would have expired on September 9, 2012 to November 9, 2012.

7.	WARRANT EXERCISES

In January 2012, the Company entered into agreements with holders of outstanding warrants to purchase 3,583,333 shares of our common stock at an exercise price of $0.12 per share. These warrants were originally issued with our first round of private financing completed in May and June 2011. Pursuant to these agreements (i) such holders agreed to exercise their warrants for cash, (ii) we agreed to (a) issue to each of such holders an additional five (5) year warrant entitling them to purchase a number of shares equal to that acquired upon exercise of their Initial Warrants at an exercise price of $0.25 per share (the “ January 2012 Warrants ”) and (b) grant them certain registration rights under the Securities Act of 1933 with respect to the shares issued upon exercise of the Initial Warrants and issuable upon exercise of the January 2012 Warrants. The January 2012 Warrants also provides for cashless exercise and for anti-dilution adjustments in the event of stock dividends, stock splits, recapitalizations and similar transactions. The January 2012 Warrants generated gross proceeds of $430,000. The Company recorded the cash received of $430,000 and a discount of $887,753 as the difference between the fair value of the new warrants of $1,337,086 issued and the shares that were delivered to the investor as a result of exercising the warrants. The fair value associated with the new issue was expensed immediately as a result of the induced exercise.

In addition to the January 2012 warrants, we had cashless exercises of warrants for 8,431,294 shares. As a result of the shares being exercised, we adjusted the additional paid in capital account to reflect for the value of the warrants exercised.

8.	INCOME TAXES

The Company recorded no income tax benefit or expense for the years ended September 30, 2012 and 2011, respectively.

During the years ended September 30, 2012 and 2011, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2012	2011

Computed "expected" income tax benefit	$3,754,400	$686,900
State income taxes, net of federal benefit	441,700	80,800
Other	-	(150,500)
Valuation allowance	(4,196,100)	(617,200)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2012	2011

Net operating loss carryforwards	$4,828,300	$1,576,600

Stock compensation	632,200
Capital loss carryforwards	121,600	121,600
Investments	12,700	12,700
Total deferred tax assets	5,594,800	1,710,900
Valuation allowance	(5,594,800)	(1,710,900)
Net deferred tax assets	$-	$-

The Company has approximately $12,706,000 of Federal and State net operating loss carryforwards which will expire at various dates beginning in 2022 through 2032. Their utilization is limited to future taxable earnings of the Company and may be subject to severe limitations if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. The Company also has a capital loss carryforward of $320,000 which expires in 2015. Its utilization is limited to the Company’s future capital gains.

Due to the uncertain nature of the ultimate realization of the net deferred tax asset, the Company has established a full valuation allowance the benefits of the net deferred tax asset and will recognize these benefits only as reassessment demonstrates they are realizable. Ultimate realization is dependent upon several factors, among which is future earnings. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the net deferred tax assets will be recorded in future operations as a reduction of the Company’s income tax expense. During the year ended September 30, 2012, the Company reduced the valuation allowance by $312,200 as a result of the deferred tax liability relating to the beneficial conversion feature of the convertible notes payable.

The U.S. Federal jurisdiction and Florida are the major tax jurisdictions where the Company files income tax returns. The Company is no longer subject to U.S. Federal or State examinations by tax authorities for years before 2009.

For the years ended September 30, 2012 and September 30, 2011, the Company did not have any unrecognized tax benefits as a result of tax positions taken during a prior period or during the current period. No interest or penalties have been recorded as a result of tax uncertainties.

9.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

At September 30, 2011, the Company had 12,500 shares authorized and no shares issued and outstanding of its $0.001 par value preferred stock.  On December 8, 2011, the Company amended its Articles of Incorporation and increased the number of authorized preferred shares to 10,000,000.

Common stock

At September 30, 2012 and 2011, the Company had 400,000,000 and 100,000,000 shares authorized and 164,700,150 and 93,612,039 shares issued and outstanding, respectively, of its $0.001 par value common stock.  On December 8, 2011, the Company amended its Articles of Incorporation and increased the number of authorized common shares to 400,000,000.

Transactions during the year ended September 30, 2012

Convertible debt

During the year ended September 30, 2012, the Company executed convertible notes (“February 2012 Notes”) with several accredited investors in the amount of $3,169,359. The February 2012 Notes were originally convertible at $.21cents per shares which was later adjusted at for a new conversion rate of $.13. In addition to the convertible notes, the investors are issued warrants to purchase 24,379,685 (based on adjusted rate) of the Company’s Series A Warrants and 24,379,685 (based on adjusted conversion rate) of the Company’s Series B Warrants.

Common Stock

During the year ended September 30, 2012, the Company issued 45,248,995 shares of common stock upon conversion of convertible notes payable with a principal balance and accrued interest totaling $4,059,435.

Warrants

In January 2012 several holders of warrants exercise their warrants to acquire 3,583,333 of the Company’s common stock for $430,000. In addition, the holders received new five year warrants to purchase the Company’s common stock at an exercise price of $0.25 per share. Several warrant holders also completed cashless exercise totaling to 8,307,120 of the Company’s shares. In addition, the noteholders of the February 2012 Notes exercised approximately 11 million of Series B Warrants for common stock which generated $1,323,642 in cash.

The issuance of these shares as well as allocations of fair values associated with issuance of new warrants (the “ January 2012 Warrants ”) and the warrants granted as part of the February 2012 financing are reflected in the changes to stockholders’ deficit as follows:

Description	Number of shares of Common Stock	Cash Value	Par ($0.001)	Additional Paid-in Capital
Cash Exercise of Warrants	3,583,333	$430,000	$3,583	$426,416
Non-Cash Exercise of Warrants	8,307,120	-	8,307	121,507
January 2012 Warrants – Allocated Fair Value		-		887,753

Series A and B Warrants – financing cost	124,174	-	124	288,108
Series A and B Warrants – Allocated fair value	10,972,773	$1,323,642	10,973	1,312,669
Total		$1,753,642		$3,036,453

Options

During the year ended September 30, 2012, the Company granted options to acquire up to 7,443,000 shares of its common stock to athletes for endorsement services and to consultants for services performed or to be performed. An intrinsic value in the amount of $1,949,000 for these options was determined using the Black-Scholes method. These options were expensed immediately as a result of these options being issued for certain contingencies which have been satisfied.

In addition, 6,600,000 options with an intrinsic value totaling $2,494,527 were issued to employees and directors during the year then ended.

Transactions during the year ended September 30, 2011

The Company issued 11,850,000 shares of its common stock for services, 5,539,219 for convertible notes payable and accrued interest, 2,000,000 shares for a license agreement and 23,297,000 shares for the acquisition of FS R&D.

10.      RELATED PARTY TRANSACTIONS

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

Related party amounts included in the balance sheet may be summarized as follows:

Accounts payable - related parties:

	September 30, 2012	September 30, 2011

Hank Durschlag	$16,178	$16,178
Aitan Zacharin	-	12,554
	$16,178	$28,732

Hank Durschlag is a former officer and director in Double Eagle Holdings, Ltd. Mr. Durschlag is not involved in any operational matters related to Fuse Science and these payments relate to remaining obligations to him in his former capacity. Aitan Zacharin is a shareholder, the Company’s Chief Marketing Officer and Chief Information Officer and a director.

Transactions with related parties in the statement of operations for the year ended September 30, 2012 and September 30, 2011 include:

	2012	2011
Prior CEO compensation	$10,000	$3,000
New officer compensation	59,000	-
	$69,000	$3,000

11.          2011 INCENTIVE STOCK PLAN

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

During the year ended September 30, 2012, the Company granted options for 14,043,000 shares of restricted common stock.  A summary of this activity during the year ended September 30, 2012 follows:

			Fair
		Weighted	Value
		Average	on
		Exercise	Grant
	Shares	Price	Date

Outstanding, beginning of year	8,675,000	$0.07	$710,872
Granted	14,043,000	0.37	4,443,527
Exercised	-	-	-
Forfeited/expired	-	-	-

Outstanding, end of year	22,718,000	$0.07	$5,154,399
Exercisable at end of year	8,395,890	$0.18

None of the options and warrants included herein are from the Plan discussed above.  The outstanding options and warrants have a weighted-average remaining contract term of 4.32 years.

A summary of unvested stock option and warrant activity during the year ended September 30, 2012 is as follows:

			Fair
		Weighted	Value
		Average	on
		Exercise	Grant
	Shares	Price	Date

Outstanding, beginning of year	8,225,000	$0.06	$612,049
Granted	14,043,000	0.37	4,443,527
Vested	(7,995,890)	0.20	(1,890,371)

Outstanding, end of year	14,272,110	$0.06	$3,165,205

The majority of the options granted vest at the end of the first, second or third year of the agreement for services (director fees, consulting fees and endorsement fees).  After vesting, the option generally can be exercised for a period of five years.

Data concerning all stock options outstanding at September 30, 2012 follows:

		Weighted-
		Average	Number
	Number	Remaining	of
Exercise	of	Contractual	Options
Price Range	Options	Life (Years)	Exercisable

$0.035 - $0.10	7,525,000	5.65	2,667,647
$0.11 - $0.20	1,238,600	5.29	439,089
$0.30 - $0.50	13,954,400	4.44	4,439,153

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the year ended September 30, 2012:

2012

Expected term	1-5 years
Expected average volatility	163.06%-296.24%
Expected dividend yield	0%
Risk-free interest rate	.30%-3.12%
Expected annual forfeiture rate	0%

During the year ended September 30, 2011, the Company granted options and warrants for 8,675,000 shares of restricted common stock.  A summary of this activity during the year ended September 30, 2011 follows:

			Fair
		Weighted	Value
		Average	on
		Exercise	Grant
	Shares	Price	Date

Outstanding, beginning of year	-	$-	$-
Granted	8,675,000	0.07	710,872

Outstanding, end of year	8,675,000	$0.07	$710,872
Exercisable at end of year	450,000	$0.13

None of the options and warrants included herein are from the Plan discussed above.  The outstanding options and warrants have a weighted-average remaining contract term of 5.5 years.

A summary of unvested stock option and warrant activity during the year ended September 30, 2011 is as follows:

Fair
		Weighted	Value
		Average	on
		Exercise	Grant
	Shares	Price	Date

Outstanding, beginning of year	-	$-	$-
Granted	8,225,000	0.06	612,049
Exercised	-	-	-
Forfeited/expired	-	-	-

Outstanding, end of year	8,225,000	$0.06	$612,049

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

At September 30, 2012, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.

		Exercise
	Amount	Price	Shares

Convertible debt	$5,000	$0.025	200,000
Convertible debt	$100,000	$0.120	833,333
Convertible debt	144,605	0.130	1,112,346
Detachable warrants		$0.120	5,792,480
Detachable warrants		$0.120	2,817,176
Detachable warrants		$0.120	750,000
Detachable warrants		$0.250	3,583,334
Detachable warrants – A		$0.130	25,746,553
Detachable warrants – B		$0.130	14,649,605
			55,484,827

At September 30, 2011, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.

		Exercise
	Amount	Price	Shares

Convertible debt	$5,000	$0.025	200,000
Convertible debt	$15,000	$0.030	500,000
Convertible debt	$525,000	$0.030	17,500,000
Convertible debt	$360,000	$0.120	3,000,000
Detachable warrants		$0.120	17,500,000
Detachable warrants		$0.120	3,000,000
			41,700,000

12.	STOCKHOLDERS’ DEFICIT

Common stock

At September 30, 2012 and September 30, 2011, the Company had 400,000,000 shares authorized and 164,700,150 and 93,612,039 shares issued and outstanding, respectively, of its $0.001 par value common stock.

13.	COMMITMENTS AND CONTINGENCIES

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

Endorsement agreements - The Company has entered into endorsement agreements with a number of sports figures.  Three of the agreements at September 30, 2011 require additional shares to be issued at the end of the next three years, 500,000 shares in 2012, 500,000 shares in 2013 and 250,000 shares in 2014.  In addition, a total of 1,150,000 may be issued in the event certain performance milestones are attained. As of September 30, 2012, we are required to issue approximately 1,550,000 shares for annual contracted shares and for the endorsers who have attained certain milestones.

The Company also issued stock options as compensation for certain other endorsement agreements.  These agreements have a term of one to five years with Company options to extend the agreements for one to three years at mutually agreeable terms.

14.	DISCLOSURES ABOUT FAIR VALUE

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables according to FASB ASC 820 pricing levels.

Fair Value Measurement Using
Quoted prices
		in active	Significant
		markets of	other	Significant
		identical	observable	Unobservable
	Recorded	assets	inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2011
Assets:
Available-for-sale securities	$8,320	$8,320	$-	$-

At September 30, 2011, the Company's available-for-sale equity securities were valued using Level 1 inputs as summarized above.  Level 1 inputs are based on unadjusted prices for identical assets in active markets that the Company can access.

15.          SUBSEQUENT EVENTS:

On October 12, 2012, we issued an additional unsecured note with a face value of $250,000 bearing 9% interest rate maturing on demand.

Effective October 19, 2011, Rubin Hanan, President and Chief Operating Officer, Aitan Zacharin, Chief Marketing Officer and Chief Information Officer and Adam Adler, Vice President of Business Development, agreed to reduce their monthly cash compensation from $18,000 each to $17,000, $8,333 and $8,333, respectively. In addition, Mr. Hanan, Zacharin and Adler, together with Brian Tuffin, Fuse’s Chief Executive Officer, agreed to eliminate their monthly car allowances of $1,000 each. The monthly compensation of Jeanne Hebert, who joined Fuse as Vice President of Marketing and Clinical Research in January 2012 was increased from $8,333 to $10,000. Fuse believes that these adjustments more clearly align executive compensation levels with industry norms for executives holding comparable positions and will free additional cash resources for implementation of the Company’s business strategy.

Contemporaneously with the changes in executive compensation, the executive officers were granted options under Fuse’s 2011 Incentive Stock Plan to purchase common stock, certain of which are exercisable at $0.12 per share and certain of which are exercisable at $0.21 per share as follows:

Name of Executive Officer	Number of $0.12 Options	Number of $0.21 Options
Brian Tuffin	1,050,000	450,000
Rubin Hanan	1,225,000	525,000
Aitan Zacharin	700,000	300,000
Adam Adler	700,000	300,000
Jeanne Hebert	700,000	300,000

 As of November 8, 2012, approximately $1,521,324 in new working capital was raised by the Company through exercise of Series B Warrants sold in the February 2012 Private Placement. This represented approximately 13,830,216 shares. In addition, another $125,605 of our February 2012 Notes converted into common stock of 971,117 shares.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a) Effective September 25, 2012, the Company terminated Paritz & Company, P.A. (“Paritz”) as its principal independent registered public accounting firm. The decision to terminate Paritz was recommended by the audit committee of the Company’s board of directors and approved by the board of directors as a whole.

(i) The report of Paritz on the Company’s financial statements for the fiscal years ended September 30, 2011 and 2010, did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except that Paritz’s report for those fiscal years includes an explanatory paragraph and note stating, among other things, that the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity, which raises substantial doubt about the Company’s ability to continue as a going concern.

(ii) During the fiscal years ended September 30, 2011 and 2010 and during the subsequent period through to the date of Paritz’s termination, there were no disagreements between the Company and Paritz, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Paritz, would have caused Paritz to make reference thereto in its report on the Company’s audited financial statements. In connection with the audits of the fiscal years ended September 30, 2011 and 2010 and the subsequent interim period through September 25, 2012, there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

(b) Effective September 25, 2012, the Company engaged Morrison Brown Argiz and Farra, LLC (“MBAF”) as the Company’s independent registered public accounting firm. The engagement was recommended by the audit committee of the Company’s board of directors and approved by the Company’s board of directors as a whole.

(i) In connection with the Company’s appointment of MBAF as the Company’s independent registered accounting firm, the Company has not consulted MBAF on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered in the Company’s financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2012.  Our management has determined that, as of September 30, 2012, the Company's disclosure controls and procedures are effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of September 30, 2012.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Our management's report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2012.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position

Brian Tuffin	47	Chief Executive Officer, Acting Chief Financial Officer and Director

Rubin Hanan	45	President, Chief Operating Officer and Director

Adam Adler	29	Chief Business Development Officer and Director

Jeanne Hebert	44	Vice President of Marketing and Clinical Research

Richard S. Hutchings, Ph.D.	56	Director

David J. Berkoff, M.D.	42	Director

R. Douglas Armstrong, Ph.D.	59	Director

James T. Frederick, Ph.D.	54	Director

Neil Chin	43	Director

Ricardo Harris	54	Director

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

Rubin Hanan became our President and Chief Executive Officer on November 28, 2011 and a director on March 14, 2012.  Since January 2009, Mr. Hanan has been President of Executive Leadership Intelligence, Inc. (“ELI”), a consulting firm he founded which focuses on retail brand and product development.  From 2006 to 2009, Mr. Hanan served as President and Chief Executive Officer of the Champs Sports division of Foot Locker, Inc., one of the largest retailers of athletic products in the world, where he was responsible for setting overall strategy and managing an organization with 9,000 employees.  From 2005 to 2006, Mr. Hanan served as Chief Executive Officer of Foot Locker Canada and from 2003 to 2005, he served as Senior Vice President of Retail Brand Marketing for parent company Foot Locker, Inc., where he was responsible for the marketing strategy of the Foot Locker, Lady Foot Locker, Kids Foot Locker, Footaction and Champs Sports divisions.  From 2000 to 2003, Mr. Hanan served as Vice President of Marketing of Champs Sports, where he was tasked with refocusing and reinvigorating the division’s marketing strategy.  Mr. Hanan holds bachelor’s degrees in marketing and management from the University of Alabama.  His marketing experience makes him a valuable addition to management.

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

Jeanne Hebert joined the Company full time as its Vice President of Marketing and Clinical Research in February 2012 after serving on our advisory board since April 2011. Ms. Hebert brings more than 20 years sales, marketing and research experience in the pharmaceutical and medical device industries, having worked for leading global manufacturers Bristol-Myers Squibb, Bayer Pharmaceutical, Merck & Co. and Integral Orthopedics, Inc.

During her tenure at Merck, from November 1999 to May 2005, she provided direction on science-based content to support Merck's strategic objectives in the Respiratory and Ophthalmology franchises.  As a member of their scientific advisory board, she created the scientific platform for the Respiratory Health Science organization.  In addition to crafting compelling sales messages from the supporting science, her role involved identifying and engaging thought leaders (leading researchers and academics), in peer-level, scientific discussions to convert them into advocates for Merck's products.

From May 2005 to June 2008, Ms. Hebert worked for and was vice president of marketing and member of the senior executive team of Integral Orthopedics.  In this capacity, she advanced product innovation through development and commercialization phases, including work with suppliers on product design and advanced medical prototyping.  Ms. Hebert led aggressive corporate intellectual property protection via case management, better designs and web protection strategies to strengthen the company's defenses against competition.  In her executive capacity, she also designed and initiated Integral Orthopedics' internal and external clinical studies and provided oversight on testing of new products in the company's internal research facility, leading to favorable outcomes and the launch of several new products. From June 2008 to June 2010, she was Vice President of Marketing for DBI Inc., a medical product innovation company focused in the field of podiatry and from June 2010 to February 2012, Ms. Hebert has worked as a technical analyst and consultant for Boeing.

Ms. Hebert holds a B.S. degree in biology from Washington State University.

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

R. Douglas Armstrong, Ph.D., became a director of the Company on March 13, 2012. He has over 25 years of life science industry business and finance experience, with emphasis on early stage and emerging growth life science companies. Dr. Armstrong is a seasoned and diverse life science operational and banking executive, who served as the CEO of TyraTech from December 2006 to early 2010 and the CEO of Aastrom Biosciences (where he was also Chairman) from 1991 to 2006, leading both through initial public offerings. He specializes in development and implementation of capital strategies having personally led over $300 million in capital raises through a variety of public, PIPE and other structured deals, including strategic partnering transactions. Since July 2011, Dr. Armstrong has served as a member of the senior management of Tekesta Capital Partners, a division of WestPark Capital, Inc., and since 2010, as a founding partner and President of Auxol Capital, LLC, a life science investment fund. From February 2010 to July 2011, Dr. Douglas served as Senior Managing Director of Corporate Finance for LifeTech Capital, a division of Aurora Capital, LLC. Dr. Armstrong also served as a staff scientist for The Burnham Institute (La Jolla Cancer Research Institute) from 1987 to 1991, and as Assistant Professor, Department of Pharmacology and Cancer Research Institute at the University of California from 1983 to 1987. Dr. Armstrong holds a Ph.D. degree in Pharmacology from the Medical College of Virginia and a BA degree in Chemistry from the University of Richmond. We believe that his experience in overseeing the growth of emerging life science companies makes him a valuable addition to the board of directors.

James T. Frederick, Ph.D., became a director of the Company on March 14, 2012. He is a proven global human resource executive who has built businesses with superior talent throughout the world over the past 25 years. Dr. Frederick has firsthand human resources experience in more than 50 countries throughout North America, Europe, Asia, Africa and Latin America. His experience working with executives and leaders of Fortune 25 companies spans across the full human resources spectrum with particular expertise in talent acquisition and organizational design for fast moving companies.

Dr. Frederick joined Covidien in January 2011 and is currently Head of Human Resources, Latin America for this global healthcare products company. Prior thereto, Dr. Frederick served as Human Resources Director – Cellular Analysis and Latin America for Beckman Coulter from May 2008 until December 2010 and as a Human Resources Executive for Truworths International in Cape Town, South Africa from 2006 until May 2008.

Dr. Frederick received his Bachelor's degree from the University of Wisconsin and his Masters and Ph.D. degree from the Illinois Institute of Technology. He has published a variety of articles in The Journal of Applied Psychology, Personnel Psychology and The Academy of Management . Dr. Frederick’s human resources experience brings added depth to our board of directors.

Neil Chin , who became a director of the Company on March 14, 2012, has served as Chief Marketing Officer at Alasko Foods, Inc., a Canadian company specializing in premium quality frozen fruits and vegetables since January 2011. From 2003 to December 2011, Mr. Chin served as vice president of marketing at SC Johnson, leading year-over-year market share growth for more than 200 new and established brands that redefined multi-billion dollar categories. Over the years, he managed such leading global brands as Windex®, Pledge®, Raid®, Glade®, ZipLoc®, Nature Valley® and Old El Paso®. Mr. Chin has also launched numerous new products successfully, rebuilt existing brands, pioneered new business channels, and developed new integrated marketing approaches to connect with consumers. He holds a bachelor's degree in business administration, with honors, from Wilfrid Laurier University, and a master's certificate in marketing communications from the Schulich Executive School of Business. Mr. Chin’s marketing experience brings further depth to our board of directors.

Ricardo Harris, who became a director of the Company on March 14, 2012, founded and served as President of RL Enterprise & Associates, LLC since 2006, specializing in business development consulting, executive coaching and recruiting. Prior thereto, Mr. Harris served as vice president of North American sales at Michelin, the world's leading tire company from 2003 to 2006. In this capacity, he grew the company's market share with independent retailers, car dealers, distributors, wholesalers and other major accounts across both the United States and Canada.

In 2003, Mr. Harris completed a 19-year career at SC Johnson, where he advanced through sales, marketing and general management positions to eventually become the company's United States national sales manager, directly overseeing 350 salespeople with more than $1 billion in annual sales. He was subsequently appointed president and general manager of SC Johnson's Puerto Rico and Caribbean operations, and under his leadership, the subsidiary delivered the highest sales, market share and profit growth in its history, while becoming the company's fastest growing operation. Mr. Harris is an alumnus of The Ohio State University, where he holds BS and MBA degrees from the Fisher School of Business. Mr. Harris was recently appointed by the Governor of the State of South Carolina to the State's Commission of Minority Affairs as board member and chairperson. Mr. Harris’ broad business experience makes him a valuable addition to our board of directors.

There are no family relationships among our directors and executive officers.

Terms of Directors and Executive Officers

Effective December 27, 2011, our board of directors has been divided into three classes, Class I, Class II and Class III.  Class I, Class II and Class III directors will initially be elected at the Company’s next annual meeting of shareholders for terms of one year, two years and three years, respectively.  Class I directors elected at the next annual meeting will hold office for one year; Class II directors will hold office for two years; and Class III directors will hold office for three years; and, in each case, until their successors are duly elected and qualified or until their earlier death, resignation or removal.  At each annual meeting of shareholders, directors elected to succeed those in the class whose terms then expire will be elected for three-year terms so that the terms of one class of directors will expire each year.  Thus, our shareholders will elect only approximately one-third of the directors at each annual meeting.  In addition, the board of directors may fill any vacancies which occur for the remainder of the term of the director who ceases to be a director.  We have not yet designated which directors will be in each class.

Our executive officers are elected by our board of directors and serve at the discretion of the board.

Board Committees and Independence

In March 2012, our board of directors established three committees, an audit committee, a compensation committee and a scientific advisor committee. We also plan to establish a nominating and corporate governance committee. The audit committee currently consists of Dr. R. Douglas Armstrong, Mr. Neil Chin and Dr. Richard S. Hutchings. The compensation committee currently consists of Dr. James T. Frederick, Mr. Ricardo Harris and Dr. David J. Berkoff and the scientific advisor committee currently consists of Dr. Richard S. Hutchings, Dr. David J. Berkoff and Dr. R. Douglas Armstrong. Our board of directors has determined that each of our non-employed directors is “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market.

Audit Committee

The audit committee assists our board of directors in its oversight of the company’s accounting and financial reporting processes and the audits of the company’s financial statements, including (i) the quality and integrity of the company’s financial statements, (ii) the company’s compliance with legal and regulatory requirements, (iii) the independent auditors’ qualifications and independence and (iv) the performance of our company’s internal audit functions and independent auditors, as well as other matters which may come necessary or appropriate, among its several other responsibilities, shall:

•	be responsible for the appointment, compensation, retention, termination and oversight of the work of any independent auditor engaged for the purpose of preparing or issuing and audit report or performing other audit, review or attest services for our company;

•	discuss the annual audited financial statements and the quarterly unaudited financial statements with management and the independent auditor prior to their filing with the Securities and Exchange commission in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

•	review with the company’s financial management on a period basis (a) issues regarding accounting principles and financial statement presentations, including any significant changes in our company’s selection or application of accounting principles, and (b) the effect of any regulatory and accounting initiatives, as well as off-balance sheet structures, on the financial statements of our company;

•	monitor our company’s policies for compliance with federal, state, local and foreign laws and regulations and our company’s policies on corporate conduct;

•	maintain open, continuing and direct communication between the board of directors, the audit committee and our independent auditors; and

•	monitor our compliance with legal and regulatory requirements and shall have the authority to initiate any special investigations of conflicts of interest, and compliance with federal, state and local laws and regulations, including the Foreign Corrupt Practices Act, as may be warranted.

Dr. Richard S. Hutchings is the chairman of our audit committee.

Compensation Committee

The compensation committee aids our board of directors in meeting its responsibilities relating to the compensation of our company’s executive officers and to administer all incentive compensation plans and equity-based plans of the company, including the plans under which company securities may be acquired by directors, executive officers employees, endorsers and consultants. Further, the compensation committee, to the extent it deems necessary or appropriate, among its several other responsibilities, shall:

•	review periodically our company’s philosophy regarding executive compensation to (i) ensure the attraction and retention of corporate officer; (ii) ensure the motivation of corporate officers to achieve our company’s business objectives, and (iii) align the interests of key management with the long-term interests of our company’s shareholders;

•	review and approve corporate goals and objectives relating to Chief Executive Officer compensation and other executive officers of our company;

•	make recommendations to the board of directors regarding compensation for non-employee directors, and review periodically non-employee director compensation in relation to other comparable companies and in light of such factors as the compensation committee may deem appropriate; and

•	Review periodical reports from management regarding funding our Company’s pension, retirement, long-term disability and other management welfare and benefit plans.

Dr. James T. Frederick is the chairman of our compensation committee.

Nominating and Corporate Governance Committee

Upon formation, the nominating and corporate governance committee will recommend to the board of directors individuals qualified to serve as directors and on committees of the board of directors to advise the board of directors with respect to the board of directors composition, procedures and committees to develop and recommend to the board of directors a set of corporate governance principles applicable to our Company; and to oversee the evaluation of the board of directors and our Company’s management.

Scientific Advisory Committee

The scientific advisory committee oversees the Company’s patents, trademarks and other intellectual property and recommends to management and the board of directors various measures to protect such intellectual property. Dr. David J. Berkoff is the Chairman of the scientific advisory committee.

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

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees.  The code of ethics codifies the business and ethical principles that govern all aspects of our business.  This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from our Secretary at our executive offices in Aventura, Florida.  A copy of our code of ethics is also available on our website at www.fusescience.com .

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership of, and transactions in, our equity securities with the SEC.  Such directors, executive officers and 10% shareholders also are required to furnish us with copies of all Section 16(a) reports they file.

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% shareholders were complied with during fiscal 2012.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three fiscal years ended September 30, 2012.

				Stock
Name and Principal Position	Year	Salary	Bonus	Awards	Total

Brian Tuffin	2012	$229,800	$-	$-	$229,800
CEO and Acting CFO (1)	2011	$105,760	$-	$-	$105,760
	2010	N/A	N/A	N/A	N/A

Rubin Hanan	2012	$229,700	$-	$2,023,700	$2,253,400
President and COO (2)	2011	$105,760	$-	$-	$105,760
	2010	N/A	N/A	N/A	N/A

Adam Adler	2012	$206,000	$-	$-	$206,000
Chief Business Development Officer (3)	2011	$105,760	$-	$-	$105,760
	2010	N/A	N/A	N/A	N/A

Aitan Zacharin	2012	$291,300	$-	$	$291,300
Chief Marketing Officer	2011	$118,140	$-	$144,000	$262,140
and Chief Information Officer (4)	2010	N/A	N/A	N/A	N/A

(1)	Mr. Tuffin was appointed CEO and Acting CFO of the Company on November 28, 2011.
(2)	Mr. Hanan was appointed President and COO on November 28, 2011.
(3)	On November 28, 2011, Mr. Adler resigned as CEO and Acting CFO. He subsequently assumed the position of Chief Business Development Officer of the Company.
(4)	Mr. Zacharin resigned his positions with the Company on December 28, 2012, retroactive to November 1, 2012.

Required columns for option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

Employment and Consulting Agreements

On March 25, 2011, the Company entered into an employment agreement with Aitan Zacharin (the “Zacharin Employment Agreement”) pursuant to which Mr. Zacharin became the Chief Marketing Officer and Chief Information Officer of the Company.  The term of the Zacharin Employment Agreement was on an “at-will” basis.  Mr. Zacharin received a base salary of $18,000 (which was reduced by the compensation committee to $8,333 per month in October 2012) and received a sign-on bonus of 6,400,000 shares of our common stock on the date of execution of the Zacharin Employment Agreement.  Mr. Zacharin was also be entitled to receive a discretionary performance bonus based upon the sales and profitability of the Company payable in cash or equity, in the sole and absolute discretion of the board of directors.

On December 28, 2012, the Company entered into a separation agreement (the “Separation Agreement”) with Aitan Zacharin pursuant to which Mr. Zacharin resigned as an executive officer and director of the Company effective retroactively to November 1, 2012. Pursuant to the Separation Agreement, the Company agreed to (i) pay Mr. Zacharin compensation at his current rate of $8,333 per month for a period of seven months commencing January 1, 2013; (ii) issue him 200,000 “restricted” shares of our common stock; and (ii) allow options to purchase 1,000,000 shares (700,000 shares at $0.12 and 300,000 shares at $0.21) granted to him in October 2012 to vest. The Separation Agreement also contains mutual releases, confidentiality and work product covenants and a non-disparagement provision.

On April 14, 2011, the Company entered into an employment agreement with Adam Adler (the “Adler Employment Agreement”) pursuant to which Mr. Adler became the Chief Executive Officer of the Company.  The Adler Employment Agreement continues until terminated in accordance with its terms.  Mr. Adler received a base salary of $18,000 per month (which was reduced by the Compensation Committee to $8,333 per month in October 2012), subject to the Company having sufficient funds, and a monthly car allowance of $1,000 (which was eliminated by the compensation committee in October 2012). Mr. Adler may also be entitled to receive a discretionary performance bonus based upon the sales and profitability of the Company payable in cash or equity, in the sole and absolute discretion of the board of directors. On November 28, 2011, Mr. Adler resigned as Chief Executive Officer and Acting Chief Financial Officer of the Company and subsequently assumed the position of Chief Business Development Officer of the Company.  His employment agreement remains in effect.

On April 14, 2011 the Company entered into an employment agreement with Brian Tuffin (the “Tuffin Employment Agreement”) pursuant to which Mr. Tuffin became the President and Chief Operating Officer of the Company.  The Tuffin Employment Agreement continues until terminated in accordance with its terms.  Mr. Tuffin receives a base salary of $18,000 per month, subject to the Company having sufficient funds, and a monthly car allowance of $1,000 (which was eliminated by the compensation committee in October 2012). Mr. Tuffin may also be entitled to receive a discretionary performance bonus based upon the sales and profitability of the Company payable in cash or equity, in the sole and absolute discretion of the board of directors.  Mr. Tuffin was appointed Chief Executive Officer and Acting Chief Financial Officer of the Company on November 28, 2011.

On November 28, 2011, the board of directors appointed Rubin Hanan, who served as a consultant to the Company since June 2011, to the offices of President and Chief Operating Officer.  We are presently party to a consulting services agreement with Executive Leadership Intelligence, Inc. (“ELI”), a consulting firm which Mr. Hanan founded (the “Consulting Agreement”) which has a term through June 2013, renewing for successive one-year terms unless earlier terminated as provided therein.  Pursuant to the Consulting Agreement, ELI currently receives a monthly payment of $17,000 and reimbursement of out-of-pocket expenses. Mr. Hanan also received a signing bonus of 1,500,000 restricted shares of our common stock in June, 2011. The Consulting Agreement contains confidentiality and non-solicitation provisions for ELI and a non-circumvention provision for the Company

In connection with his becoming the Company’s President and Chief Operating Officer, we granted Mr. Hanan options under our 2011 Incentive Stock Plan to purchase 4,500,000 shares of our common stock at an exercise price of $0.445 per share, which was fair market value on November 28, 2011, the date of grant.  The options are exercisable at any time and from time to time during a three-year period from the date of grant and are otherwise subject to the terms and conditions of the 2011 Incentive Stock Plan.  We also anticipate that the Consulting Agreement will be replaced with an employment agreement to be negotiated between Mr. Hanan and us.

Compensation Committee Interlocks and Insider Participation

None.

Other Executive Officer Compensation Tables

All other tables relating to compensation of executive officers have been omitted as inapplicable.

Compensation of Directors Table

The following table summarizes all compensation paid to our directors for the fiscal year ended September 30, 2012.

DIRECTOR COMPENSATION
Name	Fees Earned or Paid in Cash ($)	Stock Awards (#)	Option Awards (#)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Brian Tuffin	229,800	0	0	0	0	0	229,800

Rubin Hanan	229,700	0	4,500,000	0	0	0	2,253,400

Aitan Zacharin (1)	291,300	0	0	0	0	0	291,300

Adam Adler	206,000	0	0	0	0	0	206,000

Jeanne Hebert	58,200	0	1,100,000	0	0	0	322,100

Richard S. Hutchings, PhD.	0	0	0	0	0	0	0

David J. Berkoff, M.D.	0	0	0	0	0	0	0

R. Douglas Armstrong, Ph.D.	0	0	500,000	0	0	0	108,000

James T. Frederick, Ph.D.	0	0	100,000	0	0	0	24,300

Neil Chin	0	0	100,000	0	0	0	24,300

Ricardo Harris	0	0	100,000	0	0	0	24,300

(1) Mr. Zacharin resigned as an executive officer and director of the Company on December 28, 2012, retroactive to November 1, 2012.

Narrative Disclosure to the Director Compensation Table

Our non-employee directors will be compensated with options to purchase common stock or awards of common stock as determined by the Compensation Committee.

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

Unless otherwise indicated, the address for those listed below is Fuse Science, Inc., 6135 N.W. 167th Street, Suite E-21, Miami Lakes, Florida 33015.  Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The number of shares of the common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or convertible securities held by such persons that are exercisable within 60 days of the date of this report, but excludes shares of common stock underlying options or other convertible securities held by any other person.  The number of shares of common stock outstanding as December 21, 2012 was 181,636,862. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

	Number of Shares
	Of Common Stock
Name of Beneficial Owner	Beneficially Owned		Percent of Class (%)

Directors and Executive Officers:

Brian Tuffin	6,194,500	(1)	3.40

Adam Adler	6,457,000	(1)	3.55

Rubin Hanan	6,218,750	(1)	3.34

Jeanne Hebert	925,000	(1)	*

Richard S. Hutchings, Ph.D.	343,750	(1)	*

David J. Berkoff, M.D.	343,750	(1)	*

R. Douglas Armstrong, Ph.D.	281,250	(1)	*

James T. Frederick, Ph.D.	331,250	(1)	*

Neil Chin	331,250	(1)	*

Ricardo Harris	331,250	(1)	*

All directors and executive officers as a group (ten persons)	21,757,750	(1)	11.50

(1)	Represents or includes shares issuable upon the exercise of stock options.

*	Less than 1%.

Securities Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(Executives and Directors)	6,893,000	$.407	13,107,000

Equity compensation plans approved by security holders(Endorsers)	7,150,000	$.261	52,850,000

Equity compensation plans not approved by security holders.	8,675,000	$.07

Total	22,718,000	$.232	65,957,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Paritz has billed $32,805.00 during fiscal 2012 for review of our quarterly reports for the first three quarters year ended September 30, 2012 and the audit for the year ended September 30, 2011.  MBAF has billed $35,000 for the audited financial statements as of and for the year ended September 30,2012.

Audit Related Fees

None.

Tax Fees

Not applicable.

Other Fees

None.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements – The following consolidated financial statements of Fuse Science, Inc. are contained in Item 8 of this Form 10-K:

•	Reports of Independent Registered Public Accountants
•	Consolidated Balance Sheets at September 30, 2012 and 2011
•	Consolidated Statements of Operations – For the years ended September 30, 2012 and 2011
•	Consolidated Statements of Stockholders' Equity (Deficit) - For the years ended September 30, 2012 and 2011
•	Consolidated Statements of Cash Flows - For the years ended September 30, 2012 and 2011
•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3(i)	Amended and Restated Articles of Incorporation (1)
3(ii)	Amended and Restated Bylaws (1)
10.1	Employment Agreement between the Company and Aitan Zacharin (2)
10.2	Employment Agreement between the Company and Brian Tuffin (3)
10.3	Employment Agreement between the Company and Adam Adler (3)
10.4	Consulting Services Agreement between the Company and Executive Leadership Intelligence, Inc. (4)
10.5	2011 Stock Incentive Plan (1)
10.6	2011 Endorsers Stock Incentive Plan (5)
10.7	Code of Ethics (5)
10.8	Form of January 2012 Warrant (7)
10.9	Securities Purchase Agreement (7)
10.10	Senior Convertible (7)
10.11	Series A Warrant (7)
10.12	Series B Warrant (7)
10.13	Registration Rights Agreement (7)
10.14	Lock-Up Agreement (7)
10.15	Office Lease relating to premises located at 6135 N.W. 167th Street, #E-21, Miami Lakes, Florida 33015 (6)
10.16	Advisory Warrant (6)
10.17	Series A Placement Agent Warrant (6)
10.18	Series B Placement Agent Warrant (6)
10.19	Manufacturing Agreement Distribution Agreement (6)
10.20	Distribution Agreement between the Company and Mission Product Holdings, Inc. (6)
10.21	License Agreement between the Company and Mission Product Holdings, Inc. (6)
10.22	Separation Agreement between the Company and Aitan Zacharin (8)
16.1	Letter from Paritz & Company, P.A. as to change in certifying accountant (9)
22	Subsidiaries (5)
31.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (10)
32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (10)

(1)	Filed as an exhibit to the Company's Definitive Information Statement on Schedule 14C dated December 6, 2011 and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated March 25, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated April 14, 2011 and incorporated herein by reference.
(4)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 30, 2011 and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2011 and incorporated herein by reference.
(6)	Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-179682) and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 9, 2012 and incorporated herein by reference.
(8)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated December 31, 2012 and incorporated herein by reference.
(9)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated September 27, 2012 and incorporated herein by reference.
(10)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2013.

FUSE SCIENCE, INC.

By:	/s/ Brian Tuffin
Brian Tuffin, Chief Executive Officer and Acting
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures		Title(s)	Date

By:	/s/ Brian Tuffin	Chief Executive Officer and Acting Chief Financial	January 14, 2013
	Brian Tuffin	Officer (Principal Executive, Financial and
Accounting Officer)

By:	/s/ Rubin Hanan	President, Chief Operating Officer and Director	January 14, 2013
Rubin Hanan

By:	/s/ Adam Adler	Chief Business Development Officer and Director	January 14, 2013
Adam Adler

By:	/s/ David Berkoff, M.D.	Director	January 14, 2013
David Berkoff, M.D.

By:	/s/ Richard Hutchings, Ph.D.	Director	January 14, 2013
Richard Hutchings, Ph.D.

By:	/s/ R.Douglas Armstrong, Ph.D.	Director	January 14, 2013
R. Douglas Armstrong, Ph.D.

By:	/s/ James T. Frederick, Ph.D.	Director	January 14, 2013
James T. Frederick, Ph.D.

By:	/s/ Neil Chin	Director	January 14, 2013
Neil Chin

