Form 10-Q
period 2012-12-31
Fuse Science, Inc.
filed 2013-02-15
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended: December 31, 2012

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

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of February 15, 2013 was 182,265,845.

1

FUSE SCIENCE, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FUSE SCIENCE, INC.

Condensed Consolidated Balance Sheets

December 31, 2012 (Unaudited) and September 30, 2012

	December 31,	September 30,
	2012	2012

ASSETS
Current assets:
Cash and cash equivalents	$306,383	$62,050
Prepaid expenses	14,483	275,709
Accounts receivable	20,608	30,181
Inventory	394,741	141,808
Other assets	3,324	64,231
TOTAL CURRENT ASSETS	739,539	573,979
Other assets:
Intellectual property, net	81,106	81,756
Fixed assets, net	114,510	93,880
Other asset	50,000	50,000
TOTAL OTHER ASSETS	245,616	225,636
TOTAL ASSETS	$985,155	$799,615
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Accounts payable	$576,618	$791,864
Notes payable, net	355,000	105,000
Accrued expenses	229,305	287,751
TOTAL CURRENT LIABILITIES	1,160,923	1,184,615

Notes Payable, net	11,268	85,757

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $0.001 par value; authorized 400,000,000 shares; 182,265,845 and 164,700,150 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	182,266	164,700
Additional paid-in capital	24,976,260	22,604,931
Non-controlling interest	(126,344)	(126,344)
Accumulated déficit	(25,219,218)	(23,114,044)
Total stockholders' deficit	(187,036)	(470,757)
Total liabilities and stockholders' deficit	$985,155	$799,615

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Operations

Three Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011
Sales, net	$40,711	$-
Cost of Sales	10,988	-
Gross Margin	29,723	-
Expenses:
Sales and Marketing	748,318	342,862
General and administrative expense	1,190,013	468,622
Research and Development	1,600	-
Total expenses	1,939,931	811,484
Loss from operations	(1,910,208)	(811,484)
Other expense:
Interest expense	(194,966)	(39,713)
Beneficial conversion feature of convertible notes payable	-	(148,183)
Other expense	(194,966)	(187,896)
Net loss	(2,105,174)	(999,380)

Loss per share, basic and diluted	$(0.01)	$(0.01)

Weighted average shares outstanding	176,794,628	94,360,082

Other comprehensive income
Net loss	(2,105,174)	(999,380)

Unrealized gain on available-for-sale securities	-	12,830
Net comprehensive loss	$(2,105,174)	$(986,550)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par	Shares	Par	Capital

Balance, September 30, 2012 (audited)	-	-	164,700,150	$164,700	$22,604,931
Common stock issued for:
Convertible notes payable			1,066,461	1,067	136,934
Deferred consulting fees	-	-	1,750,000	1,750	1,188,113
Exercise of Detachable warrants - Cash	-	-	13,830,216	13,830	1,507,494
Exercise of Detachable warrants - noncash	-	-	919,018	919	299,199
Warrants A and B- financing cost	-	-	-	-	(705,924)
Warrants A and B FV	-	-	-	-	(611,654)
Amortization of stock options	-	-	-	-	557,167
Net loss
Balance, December 31, 2012	-	$-	182,265,845	$182,266	$24,976,260

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit, Continued

(Unaudited)

	Non Controlling Interest	Accumulated Deficit	Total

Balance, September 30, 2012	$(126,344)	$(23,114,044)	$(470,757)
Common stock issued for:
Conversion of Convertible notes payable		-	138,001
Deferred consulting fees	-	-	1,189,863
Exercise of Detachable warrants	-	-	1,521,324
Exercise of Detachable warrants - noncash	-	-	300,118
Warrants A and B- financing cost	-	-	(705,924)
Warrants A and B FV	-	-	(611,654)
Amortization of Stock Options	-	-	557,167
Net loss		(2,105,174)	(2,105,174)
Balance, December 31, 2012	$(126,344)	$(25,219,218)	$(187,036)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Cash Flows

Three Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011

Operating activities:
Net loss	$(2,105,174)	$(999,380)
Adjustments to reconcile net loss from operations to net cash used in operating activities:

Depreciation and Amortization	3,462	682
Deferred consulting fees	187,377	148,924
Amortization of Stock options	557,167	277,205
Common stock issued for services	120,000	-
Amortization of financing fees	14,000	-
Amortization of detachable warrants	-	17,696
Beneficial conversion feature	-	148,183
Amortization of discounts	51,116	-
Changes in operating assets and liabilities:
Inventory	(252,933)	-
Accounts receivable	9,573	-
Prepaid expenses and other assets	308,133	355
Accounts payable and accrued expenses	(273,692)	113,503
Accounts payable and accrued expenses - related parties	-	6,617
Deferred sales	-	4,966
Net cash used in operating activities	(1,380,971)	(281,249)
Investing activities:
Additions to fixed assets	(23,442)	(13,750)
Intellectual property	-	(7,440)
Net cash used in investing activities	(23,442)	(21,190)
Financing activities:
Loan proceeds	250,000	315,000
Proceeds from warrant exercise	1,521,324	-
Financing charges paid	(122,578)	-
Net cash provided by investing activities	1,648,746	315,000
Net increase in cash and cash equivalents	244,333	12,561
Cash and cash equivalents, beginning of period	62,050	147,905
Cash and cash equivalents, end of period	$306,383	$160,466

See accompanying notes to condensed consolidated financial statements.

7

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Cash Flows, Continued

Three Months Ended December 31, 2012 and 2011

(Unaudited)

	2012	2011

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued for convertible notes payable and accrued interest	$138,001	$511,767
Common stock issued for financing fees	$300,118	$-

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS

ORGANIZATION

Fuse Science, Inc. (“Company”) was incorporated in Nevada on September 21, 1988.  Since that time, the Company has engaged in a number of businesses as a private and subsequently a publicly held company, including developing and marketing data communications and networking infrastructure solutions for business, government and education (which business was sold in 2002) and as a “business development company” under the Investment Company Act of 1940, from 2007 to 2009 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012).

2.	SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY AND HISTORY OF BUSINESS

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Fuse Science, Inc. a Delaware corporation (“FS R&D”), FS Consumer Products Group, Inc., a Florida corporation and its 60% owned subsidiary, Ultimate Social Network, Inc. (“USN”). All significant intercompany balances and transactions have been eliminated in consolidation. Its common stock now trades on the OTCQB under the symbol DROP.

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information set forth in these interim condensed consolidated financial statements for the three months ended December 31, 2012, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. The September 30, 2012 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is suggested that these condensed consolidated financial statements be read in conjunction with these financial statements and the notes thereto included in the Company’s latest stockholder’s annual report (Form 10-K) which were prepared assuming the Company will continue as a going concern.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

REVENUE RECOGNITION

The Company records revenue from the sale of Enerjel™, Powerfuse™ and Electrofuse™ , when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. The Company’s customers may return ordered items for a refund . The Company also provides customers incentives to purchase products at a discount. For the three months ended December 31, 2012, we have recorded sales discounts, returns and allowances of $4,740 which is netted against sales.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories consist of items or products, which are manufactured by a contracted manufacturer on behalf of the Company, for resale and packaging material used to distribute such products. Inventories are valued at average cost and adjusted to reflect lower of cost or market. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. As of December 31, 2012 and September 30, 2012, no obsolescence reserves were considered necessary.

FIXED ASSETS

Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of three 3-10 years. Repairs and maintenance are charged to expense as incurred. Fixed assets, net of accumulated depreciation, amounted to $114,510 and $93,880 as of December 31, 2012 and September 30, 2012, respectively. As of December 31, 2012 and September 30, 2012, the accumulated depreciation of equipment was $7,434 and $4,622, respectively.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value information about financial instruments is required to be disclosed when it is practicable to estimate that value.  The carrying amounts of the Company’s cash, accounts receivable, accounts payable, accrued expenses and notes payable approximate their estimated fair value due to the short-term maturities of these financial instruments and because related interest rates offered to the Company approximate current rates.

INTELLECTUAL PROPERTY

Intellectual property is evaluated for impairment whenever events or changes in business circumstances indicate that the carrying value of our intellectual property may not be recoverable.  Other intangible assets are amortized on a straight-line basis over their estimated economic lives.  We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company.

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

STOCK OPTION PLAN

The Company follows current accounting requirements and uses the modified prospective and transition method for all stock options issued.  The Company measures compensation cost for all options granted based on fair value on the date of grant and recognizes compensation expense over the service period for those options expected to vest.

The Board of Directors approved the Double Eagle Holdings, Ltd. 2011 Incentive Stock Plan on October 17, 2011 and it was approved by a majority of shareholders on December 8, 2011.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s options would have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of the Company’s options, although they provide the best estimate currently.

STOCK-BASED COMPENSATION

The compensation cost relating to share-based payment transactions (including the cost of all employee stock options) is required to be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. The wide range of share-based compensation arrangements includes share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. The Company’s financial statements include an expense for all share-based compensation arrangements granted on or after January 1, 2006 and for any such arrangements that are modified, cancelled or repurchased after that date based on the grant-date estimated fair value.

RECLASSIFICATION

A reclassification has been made to the financial statements at September 30, 2012 to comply with the presentation for the three months ended December 31, 2012.  The reclassification had no effect on net loss.

LOSS PER SHARE

The Company’s loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the three months. Diluted losses per share reflects the potential dilution that could occur if stock options and or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the Company.

As described in Note 5 – Notes Payable and Note 9 – Incentive Stock Plan, the Company had warrants outstanding during each of the three months ended December 31, 2012 and September 30, 2012. The convertible notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if converted” method to the extent their effect is dilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common share:

	For the Three Months ended December 31,
	2012	2011
Numerator:
Net loss available to stockholders	$(2,105,174)	$(999,380)

Denominator:
Weighted average number of common shares – Basic	176,794,628	94,360,082
Weighted average number of common shares – Diluted	176,794,628	94,360,082

Net income (loss) per common share:
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

3.	GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of the business, projected operating expenses and commitments for the next twelve months. The Company had a net loss from operations of $(2,105,174) during the three month period ended December 31, 2012. Included in this loss, the Company recorded non-cash compensation of $738,344 which relates to contracts entered into by the Company for current and future services undertaken for marketing and promotional activities by brand athletes through endorsement contracts, as well as contracts with consultants to provide professional services and employment contracts with the Company’s key employees. At December 31, 2012, current assets are $739,539 and current liabilities are $1,160,923. These conditions raise serious doubt about the Company’s ability to continue as a going concern. No adjustments have been made as a result of this uncertainty.

4.	INTELLECTUAL PROPERTY

In April 2011, the Company completed its acquisition of FS R&D, a development stage company with no prior operations. As of December 31, 2012 and September 30, 2012 unamortized intellectual property relating to this acquisition amounted to $81,106 and $81,756, respectively.

5.	NOTES PAYABLE

The Company had the following convertible notes payable at December 31, 2012 and September 30, 2012.

	December 31,	September 30,
	2012	2012
Convertible notes payable with interest at 12%	$5,000	$5,000
8% One year senior secured convertible promissory note due September 9, 2012	100,000	100,000
9% Unsecured promissory note due on demand	250,000	-
10% Two year senior secured convertible promissory note due February 7, 2014	11,268	85,757
	$366,268	$190,757

	December 31,	September 30,
	2012	2012
Current	$355,000	$105,000
Long term	11,268	85,757
Total	$366,268	$190,757

On October 12, 2012, we executed an agreement for a 9% unsecured promisory note in the amount of $250,000 which is due on demand by the lenders.

The recorded discount on the convertible notes payable is being amortized to interest expense over the life of the note or seven months for the discount associated with Series B Warrants and is summarized as follows as of December 31, 2012.

		Debt Discount
Due Date	Face Value	Initial Value	Amortization	Discount	Carrying Value

February 7, 2014	$3,169,359	$854,735	$(2,306,892)	$7,732	$11,268
September 9, 2012	100,000	73,476	(26,534)	-	100,000
	$3,269,359	$928,211	$(2,333,426)	$7,732	$111,268

6.	INCOME TAXES

The Company recorded no income tax benefit or expense for the losses for the three months ended December 31, 2012 and 2011 since management has determined that the realization is not assured and has created a valuation allowance for the full amount of deferred tax assets.

7.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

At December 31, 2012, the Company had 10,000,000 shares authorized and no shares issued and outstanding of its $0.001 par value preferred stock.

Common stock

At December 31, 2012 and September 30, 2012, the Company had 400,000,000 shares authorized and 182,265,845 and 164,700,150 shares issued and outstanding, respectively, of its $0.001 par value common stock.

Transactions during the three months ended December 31, 2012

Common Stock

During the three months ended December 31, 2012, the Company issued 1,066,461 shares of common stock upon conversion of convertible notes payable with a principal balance and accrued interest totaling $138,001.

Warrants

During the three months ended December 31, 2012, the note holders of the February 2012 Notes exercised approximately 13,830,216 of Series B Warrants for common stock which generated $1,521,324 in cash. The fair value of the warrants included in APIC was reduced by $611,654 to reflect the Fair Value of the remaining warrants. In addition, during the period there were cashless exercises in the amount of 919,018 shares from our Series A warrants issued with our February 2012 Notes.  The fair value of the warrants included in APIC was reduced by $705,924 to reflect the fair value of the remaining warrants.

Options

During the three months ended December 31, 2012, the Company granted options to acquire up to 10,925,000 shares of its common stock to athletes for endorsement services and to consultants for services performed or to be performed. An intrinsic value in the amount of $712,830 for these options was determined using the Black-Scholes method. These options were expensed immediately as a result of these options being issued for certain contingencies which have been satisfied.

In addition, 11,672,598 options with an intrinsic value totaling $471,299 were issued to employees and directors during the quarter ended December 31, 2012.

8.	RELATED PARTY TRANSACTIONS

The Company operated as a Business Development Company (“BDC”) until January 20, 2009, when it elected to no longer be treated as a BDC.  As a part of its operations and consistent with the operating parameters of a BDC, the Company developed a number of relationships with its portfolio company investments, including members of the Company's board of directors becoming officers and directors of its portfolio company investments.  The Company made loans to the portfolio companies and entered into management agreements with the portfolio companies.  As a result of operating as a BDC and then converting to an operating company, a number of its previous relationships were required to be categorized as related party transactions.  Subsequently, these transactions ceased to qualify as related party transactions due to the termination of the related party relationship.

While operating as a BDC the Company had management contracts and made loans to its 60% owned subsidiary USN. These transactions are eliminated in consolidation with USN.

Related party amounts included in the balance sheet may be summarized as follows:

Accounts payable - related parties:

	December 31, 2012	September 30, 2012

Hank Durschlag	$16,178	$16,178
	$16,178	$16,178

Hank Durschlag is a former officer and director in Double Eagle Holdings, Ltd. Mr. Durschlag is not involved in any operational matters related to Fuse Science, Inc. and these payments relate to remaining obligations to him in his former capacity.

There were no transactions with related parties in the statement of operations for the three months ended December 31, 2012. Transactions with related parties in the statement of operations for the three months ended December 31, 2011 include:

2011
Prior CEO compensation	$10,000
New officer compensation	59,000
$69,000

9.	2011 INCENTIVE STOCK PLAN

On October 17, 2011, the Board of Directors of the Company approved the Double Eagle Holdings, Ltd. 2011 Incentive Stock Plan ("Plan").  The maximum number of shares authorized and available under the Plan is 20,000,000 shares and the Plan was approved on December 8, 2011 by written consent of a majority of the Company's shareholders.  Under the terms of the Plan, the options expire after 5 years.  The Company has reserved 20,000,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan.  Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value.

During the three months ended December 31, 2012, the Company granted options for 22,597,598 shares of restricted common stock, under the Plan, with a fair value of $1,184,129.

Data concerning all stock options granted during the three months ended December 31, 2012 is as follows:

		Weighted-
		Average	Number
	Number	Remaining	of
Exercise	of	Contractual	Options
Price Range	Options	Life (Years)	Exercisable

$0.11 - $0.20	18,073,073	4.82	4,029,948
$0.20 - $0.30	4,524,525	4.80	1,061,400

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the three months ended December 31, 2012:

2012

Expected term	1-5 years
Expected average volatility	39%-62%
Expected dividend yield	0%
Risk-free interest rate	.62%-.78%
Expected annual forfeiture rate	0%

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the year ended September 30, 2012:

2012

Expected term	1-5 years
Expected average volatility	163.08%-296.24%
Expected dividend yield	0%
Risk-free interest rate	.3%-3.12%
Expected annual forfeiture rate	0%

At December 31, 2012, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.

		Exercise
	Amount	Price	Shares

Convertible debt	$5,000	$0.025	200,000
Convertible debt	$100,000	$0.120	833,333
Convertible debt	$19,000	0.130	146,154
Detachable warrants		$0.120	5,792,480
Detachable warrants		$0.120	2,817,176
Detachable warrants		$0.120	750,000
Detachable warrants		$0.250	3,583,334
Detachable warrants – A		$0.130	24,403,593
			38,526,070

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

Consulting agreement - The Company entered into a consulting agreement with Mr. Durschlag under which he should receive $100,000 over the next year.  In addition, in accordance with the terms of his patent assignment and technology transfer agreement, Mr. Durschlag is entitled to royalties on Fuse Science, Inc. sales as follows:

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

Effective December 28, 2012 the Company entered into a settlement agreement with the Company’s former Chief Marketing Officer and Chief Information Officer, Aitan Zacharin for approximately $58,000 over a period of seven months commencing January 1, 2013.

Endorsement agreements - The Company has entered into endorsement agreements with a number of sports figures.  Three of the agreements at September 30, 2011 required additional shares to be issued at the end of the subsequent three years, 500,000 shares in 2012, 500,000 shares in 2013 and 250,000 shares in 2014.  In addition, a total of 1,150,000 may be issued in the event certain performance milestones are attained. As of September 30, 2012, the Company was required to issue approximately 400,000 shares for annual contracted shares and for the endorsers who have attained certain milestones.

The Company also issued stock options as compensation under certain other endorsement agreements.  These agreements have a term of one to five years with Company options to extend the agreements for one to three years at mutually agreeable terms.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Forward Looking Statements

This analysis of our results of operations should be read in conjunction with the accompanying condensed consolidated financial statements, including notes thereto, contained in Item 1 of this Report. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Statements that are predictive in nature and that depend upon or refer to future events or conditions are forward-looking statements. Although we believe that these statements are based upon reasonable expectations, we can give no assurance that projections will be achieved. Please refer to the discussion of forward-looking statements included in Part II of this Report.

Revenues and Gross Profit

	Three Months ended
	December 31,		$	%
	2012	2011	Change	Change

Sales, net	$40,711	$-	$40,711	100%
Cost of Sales	10,988	-	10,988	100%
Gross Margin	$29,723	$-	$29,723	100%

Sales

Net Sales were $40,711 for the three months ended December 31, 2012, as compared to $ 0 for the three months ended December 31, 2011. The increase in sales is due to a limited roll out of Enerjel™, Powerfuse™ and Electrofuse™, primarily through online sales while the Company focuses on a full retail roll out through its establishment of distribution partnerships, which began shipping in during the fourth quarter of 2012.

Gross Profit

Gross profit percentage during the three months ended December 31, 2012 was 73%. Sales for the three months consisted of Enerjel™, Powerfuse™ and Electrofuse™.

Operating Costs and Expenses

	Three Months ended
	December 31,		$
	2012	2011	Change

General and administrative	$1,190,013	$468,622	$721,391
Sales and Marketing	748,318	342,862	405,456
Research and development	1,600	-	1,600
	$1,939,931	$811,484	$1,128,447

Our operating expenses were $1,939,931 and $811,484 for the three months ended December 31, 2012 and December 31, 2011, respectively, an increase of $1,128,447 from 2011 to 2012, reflecting increased operations. For the three months ending December 31, 2012, $557,167 was recorded for share-based compensation and amortization of deferred compensation. This compares with $451,151 for share-based compensation and amortization of deferred compensation for the three months ending December 31, 2011. The deferred compensation expense in 2012 and 2011 represents the amortized fair value of stock and options issued for services to non-employees. The share-based compensation charges to operations in 2012 and 2011 were primarily for stock options granted under our 2011 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

General and Administrative Expenses

For the three months ended December 31, 2012 and 2011, general and administrative expenses were $1,190,013 and $468,622, respectively. The increase of $721,391 is primarily composed of decreases in non-cash stock-based compensation costs of $171,856 to consultants and $333,431 in compensation expenses to employees. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

	Three Months ended December 31,
	2012	2011

Professional fees	$576,347	$178,274
Salaries and benefits	494,541	106,394
Other general and administrative expense	119,125	183,954
	$1,190,013	$468,622

Professional Fees Expense

Professional fees expense increased to $576,347 for the three months ended December 31, 2012, from $178,274 for the three months ended December 31, 2011. This increase was due to the Company’s requirements for legal, compliance, protection and accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. Professional fees expense increase also includes $171,856 in non-cash compensation.

Salary and Benefits

Salary and benefits amounted to $494,541 for the three months ended December 31, 2012 from $106,394 for the three months ended December 31, 2011. The increase of approximately $388,000 was due to an increase in personnel headcount. Prior to April 1, 2012 the Company limited payments to employees and consultants based on cash availability resulting in underpayment of salaries. During the second quarter of the fiscal year the Company hired additional personnel. The payroll increase includes $333,431 in non-cash compensation.

Sales and Marketing

For the three months ended December 31, 2012 and 2011, sales and marketing expenses were $748,318 and $342,862, respectively. The increase of $405,456 is primarily due to the marketing efforts for Enerjel™, and PowerFuse™ and ElectroFuse™, which were subsequently launched online in December 2012. In February 2012, the Company entered into a marketing and distribution agreement with Mission to market the Company’s products through their distribution channels. This agreement included comprehensive marketing services and heavy commercialization efforts during the first ten (10) months. The Company paid Mission approximately $650,000 for these services, which is amortized over 10 months. Included in the increase in 2012 is amortization of deferred compensation (non-cash) of approximately $104,039 as of December 31, 2011 compared to $274,481 as of December 31, 2012. The Company’s products are endorsed by a number of professional athletes which are remunerated cash and non-cash payments. The increase in sales and marketing is also attributed to endorsement contracts with these professional athletes. Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

Research and Development

Included in our operating expenses for December 31, 2012 is approximately $1,600 for research and development expenses compared to $0 for December 31, 2011. Research and development expenses consist primarily of compensation for contractors engaged in internal research and product development activities, laboratory operations, and related expenses. The Company considers research and development of its technology and the science behind its products an important cornerstone of its continuing efforts. As the Company progresses it will continue to invest in research and development and anticipates increases year over year.

Other Income (Expense)

Other income (expense) consists of the following:

	Three Months ended December 31,
	2012	2011
Beneficial conversion feature of convertible notes payable	$-	$(148,183)
Interest expense	(194,966)	(39,713)
	$(194,966)	$(187,836)

Beneficial Conversion Feature

Beneficial conversion feature (“BCF”) was $0 for the three months ended December 31, 2012, as compared to $148,183 for the three months ended December 31, 2011, a decrease of $148,183. This decrease is the result of the December 2011 Notes in the amounts of $75,000 and $60,000 which were rolled into our February 2012 Notes.  Also included is approximately $50,000 BCF relating to January 2012 Notes. There were no new convertible notes as of December 31, 2012.

Interest Expense

Interest expense is primarily attributable to new convertible notes payable issued during first the fiscal quarter ended December 31, 2011 and those issued in February of 2012. Interest expense amounted to $194,966 for the three months ended December 31, 2012, as compared to interest expense of approximately $39,713 for the three months ended December 31, 2011. Also included in interest expense is amortization of financing fees related to the February 2012 notes and amortization of note discounts on the balance of the outstanding notes. Most of these note holders have already converted a portion of the outstanding notes into common stock. During the three months ended December 31, 2012, a total of 1,066,461 shares of common stock were issued in satisfaction of convertible debt with a face value in the amount of $138,001. Included in the amount is amortization of financing charge of approximately $14,000 and amortization of debt discounts in the amount of $51,116.

Other Comprehensive Income (Loss)

The Company had an unrealized gain from its available-for-sale securities of $0 and $12,830 in the three months ended December 31, 2012 and 2011, respectively, resulting in a comprehensive loss of $2,105,174 and $986,550 for the three months ending December 31, 2012 and 2011, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The following table summarizes total current assets, liabilities and working deficit at December 31, 2012 compared to December 31, 2011.

	December 31, 2012	December 31, 2011	Increase/(Decrease)

Current Assets	$739,539	$219,375	$520,164
Current Liabilities	$1,160,923	$844,471	$316,452
Working Deficit	$(421,384)	$(625,096)	$203,712

As December 31, 2012, we had a working deficit of $(421,384), as compared to a working deficit of $(625,096) at December 31, 2011, a increase of $203,712. The decrease is primarily attributable to the Company’s issuance of $250,000 from our 9% due on demand notes, as well as $1.5 million for warrants exercised on February 2012 Notes.

Net cash used in operating activities for the three months ended December 31, 2012 and 2011 was $(1,384,434) and $(281,249), respectively. The net loss for the three months ended December 31, 2012 and 2011 was $(2,105,174) and $(999,380), respectively.

Net cash used in and provided by investing activities for the three months ended December 31, 2012 and 2011 respectively, was $(19,979) and ($21,190), respectively. The Company purchased equipment during the three months ended December 31, 2012.

Net cash obtained through all financing activities for the three months ended December 31, 2012 was $1,648,746, as compared to $315,000 which was used for the three months ended December 31, 2011. The increase of approximately $1,333,746 is primarily related to a February 2012 private placement of convertible notes and warrants for approximately $3.2 million and the subsequent exercise of a portion of such warrants which generated approximately $1.3 million. Besides the foregoing existing notes and warrants, the Company issued additional notes and warrants (which we exercised) generating $1,521,324 in cash for the Company.

Our primary source of operating cash has been through private placements of our securities, principally convertible notes and warrants and the subsequent exercise of certain of those warrants.

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

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At December 31, 2012, the Company had cash of approximately $306,383 and a deficit in working deficit of $(421,384). Further, at December 31, 2012, the accumulated deficit amounted to $25,219,218. As a result of the Company's history of losses and unfavorable financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Our management's report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2012.

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

FUSE SCIENCE, INC.

February 15, 2013	By: /s/Brian Tuffin
Brian Tuffin,
Chief Executive Officer and
Acting Chief Financial Officer

