Form 10-Q
period 2013-03-31
Fuse Science, Inc.
filed 2013-05-15
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended: March 31, 2013

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

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of May 13, 2013 was 235,486,984.

FUSE SCIENCE, INC.

INDEX

		Page No.

Part I	Financial Information

Item 1:	Condensed Consolidated Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and September 30, 2012 (audited)	3
	Condensed Consolidated Statements of Operations and Comprehensive Loss – For the Three Months Ended March 31, 2013 (Unaudited) and 2012 Restated (Unaudited)	4
	Condensed Consolidated Statements of Operations and Comprehensive Loss – For the Six Months Ended March 31, 2013 (Unaudited) and 2012 Restated (Unaudited)	5
	Condensed Consolidated Statements of Changes in Stockholders’ Deficit – for the 6 months ended March 31, 2013 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows – For the Six Months Ended March 31, 2013 (Unaudited) and 2012 Restated (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements	10
Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3:	Quantitative and Qualitative Disclosures about Market Risk	30
Item 4:	Controls and Procedures	30

Part II	Other Information	32

Item 1:	Legal Proceedings	32
Item 1A:	Risk Factors	32
Item 2:	Unregistered sales of equity securities and use of proceeds	32
Item 3:	Defaults upon senior securities	32
Item 4:	Submission of matters to a vote of security holders	32
Item 5:	Other Information	32
Item 6:	Exhibits	32

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FUSE SCIENCE, INC.

Condensed Consolidated Balance Sheets

March 31, 2013 ( Unaudited ) and September 30, 2012

	March 31,	September 30,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$177,561	$62,050
Prepaid expenses	15,015	275,709
Accounts receivable	52,874	30,181
Inventory	997,419	141,808
Other assets	280,053	64,231
TOTAL CURRENT ASSETS	1,522,922	573,979
Other assets:
Intellectual property, net	80,456	81,756
Fixed assets, net	123,923	93,880
Other asset	50,000	50,000
TOTAL OTHER ASSETS	254,379	225,636
TOTAL ASSETS	$1,777,301	$799,615
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Accounts payable	$622,034	$791,864
Notes payable, net	1,180,506	105,000
Accrued expenses	278,117	287,751
TOTAL CURRENT LIABILITIES	2,080,657	1,184,615

Notes Payable, net	-	85,757

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $0.001 par value; authorized 400,000,000 shares; 230,546,152 and 164,700,150 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	230,546	164,700
Additional paid-in capital	28,014,232	22,604,931
Non-controlling interest	(126,344)	(126,344)
Accumulated deficit	(28,421,790)	(23,114,044)
Total stockholders' deficit	(303,356)	(470,757)
Total liabilities and stockholders' deficit	$1,777,301	$799,615

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012 Restated
Sales, net	$56,622	$24,174
Cost of sales	27,504	5,866
Gross margin	29,118	18,308
Expenses:
Sales and marketing	759,704	733,515
General and administrative expense	1,304,261	1,140,667
Total expenses	2,063,965	1,874,182
Loss from operations	(2,034,847)	(1,855,874)
Other expense:
Interest expense	(161,482)	(851,441)
Beneficial conversion feature of convertible notes payable	(1,006,244)	(827,476)
Other expense	(1,167,726)	(1,678,917)
Net loss	(3,202,573)	(3,534,791)

Loss per share, basic and diluted	$(0.02)	$(0.03)

Weighted average shares outstanding	190,368,357	117,203,169

Other comprehensive loss:
Net loss	(3,202,573)	(3,534,791)

Unrealized gain on available-for-sale securities	-	(4,520)
Net comprehensive loss	$(3,202,573)	$(3,530,271)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations and Comprehensive Loss

Six Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012 Restated
Sales, net	$97,334	$24,174
Cost of sales	38,492	5,866
Gross margin	58,842	18,308

Expenses:
Sales and marketing	1,508,022	1,129,816
General and administrative expense	2,494,274	1,555,850
Research and development	1,600	-
Total expenses	4,003,896	2,685,666
Loss from operations	(3,945,054)	(2,667,358)
Other income (expense):
Interest expense	(356,448)	(891,154)
Beneficial conversion feature of convertible notes payable	(1,006,244)	(827,476)
Other expense	(1,362,692)	(1,718,630)

Net loss	(5,307,746)	(4,385,988)

Loss per share, basic and diluted	$(0.03)	$(0.04)

Weighted average shares outstanding	186,026,466	114,228,944

Other comprehensive income
Net loss	(5,307,746)	(4,385,988)

Unrealized gain on available-for-sale securities	-	8,310
Net comprehensive loss	$(5,307,746)	$(4,377,678)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit

Six Months Ended March 31, 2013

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par	Shares	Par	Capital

Balance, September 30, 2012 (audited)	-	-	164,700,150	$164,700	$22,604,931
Common stock issued for:
Conversion of convertible notes payable			1,652,914	1,653	205,358
Deferred consulting fees	-	-	1,350,000	1,350	1,188,513
Exercise of detachable warrants – Cash	-	-	13,830,216	13,830	1,507,494
Exchange of warrants			46,729,352	46,729	1,290,325
Stock Option Exercise			1,364,502	1,365	98,413
Exercise of detachable warrants – non-cash	-	-	919,018	919	299,199
Warrants A and B- financing cost	-	-	-	-	146,411
Warrants A and B – fair value	-	-	-	-	(645,937)
Amortization of stock options	-	-	-	-	1,319,525
Net loss
Balance, March 31, 2013	-	$-	230,546,152	$230,546	$28,014,232

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Deficit, Continued

Six Months Ended March 31, 2013

(Unaudited)

	Non Controlling Interest	Accumulated Deficit	Total

Balance, September 30, 2012	$(126,344)	$(23,114,044)	$(470,757)
Common stock issued for:
Conversion of Convertible notes payable		-	207,011
Deferred consulting fees	-	-	1,189,863
Exercise of detachable warrants - Cash			1,521,324
Exchange of warrants			1,337,054
Stock Option Expense	-	-	99,778
Exercise of detachable warrants – noncash	-	-	300,118
Warrants A and B- financing cost	-	-	146,411
Warrants A and B FV	-	-	(645,937)
Amortization of Stock Options	-	-	1,319,525
Net loss		(5,307,746)	(5,307,746)
Balance, March 31, 2013	$(126,344)	$(28,421,790)	$(303,356)

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012 Restated

Operating activities:
Net loss	$(5,307,746)	$(4,385,988)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and Amortization	7,548	682
Amortized marketing expense	81,669	-
Deferred consulting fees	149,400	514,800
Amortization of Stock options	1,319,525	636,608
Other than temporary decline in available-for-sale securities	-	4,430
Interest settled with common stock	-	30,425
Common stock issued for services	120,000	-
Amortization of financing fees	37,297	42,191
Amortization of detachable warrants	-	756,719
Beneficial conversion feature	1,006,244	827,476
Amortization of discounts	170,378	-
Changes in operating assets and liabilities:
Inventory	(855,611)	(70,320)
Accounts receivable	(22,693)	-
Prepaid expenses and other assets	294,705	(554,522)
Accounts payable and accrued expenses	(167,058)	19,597
Deferred sales	-	300
Net cash used in operating activities	(3,166,342)	(2,177,602)
Investing activities:
Additions to fixed assets	(36,291)	(13,750)
Intellectual property	-	(7,440)
Net cash used in investing activities	(36,291)	(21,190)
Financing activities:
Loan proceeds	2,050,000	3,534,359
Loan repayment	-	(219,359)
Proceeds from stock option exercise	33,950	-
Proceeds from warrant exercise	1,521,324	430,000
Financing charges paid	(287,130)	(629,574)
Net cash provided by investing activities	3,318,144	3,115,426
Net increase in cash and cash equivalents	115,511	916,634
Cash and cash equivalents, beginning of period	62,050	147,907
Cash and cash equivalents, end of period	$177,561	$1,064,541

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Cash Flows, Continued

Six Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012 Restated

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Warrant issued for financing fees	$219,471	$620,867
Common stock issued for convertible notes payable and accrued interest	$207,011	$555,425
Exercise of detachable warrants Non-cash 2013	$300,118	$-

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS

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

CONSOLIDATION POLICY AND HISTORY OF BUSINESS

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Fuse Science, Inc. (“FSR&D”), a Delaware Corporation, FS Consumer Products Group, Inc., a Florida corporation [and its 60% owned subsidiary, Ultimate Social Network, Inc. (“USN”)]. All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information set forth in these interim condensed consolidated financial statements for the six months ended March 31, 2013, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. The September 30, 2012 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is suggested that these condensed consolidated financial statements be read in conjunction with these financial statements and the notes thereto included in the Company’s latest stockholder’s annual report (Form 10-K) which were prepared assuming the Company will continue as a going concern.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

REVENUE RECOGNITION

The Company records revenue from the sale of Enerjel™, Powerfuse™ and Electrofuse™ , when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. The Company’s customers may return ordered items for a refund . The Company also provides customers incentives to purchase products at a discount. For the six months ended March 31, 2013, we have recorded sales discounts, returns and allowances of $7,704 which is netted against sales.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories consist of items or products, which are manufactured by a contracted manufacturer on behalf of the Company, for resale and packaging material used to distribute such products. Inventories are valued at average cost and adjusted to reflect lower of cost or market. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. As of March 31, 2013 and September 30, 2012, no obsolescence reserves were considered necessary.

FIXED ASSETS

Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of 3-10 years. Repairs and maintenance are charged to expense as incurred. Fixed assets, net of accumulated depreciation, amounted to $123,923 and $93,880 as of March 31, 2013 and September 30, 2012, respectively. As of March 31, 2013 and September 30, 2012, the accumulated depreciation of equipment was $10,870 and $4,622, respectively.

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

INTELLECTUAL PROPERTY

Intellectual property is evaluated for impairment whenever events or changes in business circumstances indicate that the carrying value of our intellectual property may not be recoverable.  Other intangible assets are amortized on a straight-line basis over their estimated economic lives of 15 years.  We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company.

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

RECLASSIFICATION

A reclassification has been made to the financial statements at September 30, 2012 to comply with the presentation for the six months ended March 31, 2013.  The reclassification had no effect on net loss.

LOSS PER SHARE

The Company’s loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted losses per share reflects the potential dilution that could occur if stock options and or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the Company.

As described in Note 6 – Notes Payable and Note 10 – 2011 Incentive Stock Plan, the Company had warrants at March 31, 2013 and September 30, 2012. The convertible notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if converted” method to the extent their effect is dilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common share:

	For the Three Months ended March 31,
	2013	2012
Numerator:
Net loss available to stockholders	$(3,202,573)	$(3,534,791)

Denominator:
Weighted average number of common shares – Basic	190,368,357	117,203,169
Weighted average number of common shares – Diluted	190,368,357	117,203,169

Net loss per common share:
Basic	$(0.02)	$(0.03)
Diluted	$(0.02)	$(0.03)

	For the Six Months ended March 31,
	2013	2012
Numerator:
Net loss available to stockholders	$(5,307,746)	$(4,385,988)

Denominator:
Weighted average number of common shares – Basic	186,026,466	114,228,944
Weighted average number of common shares – Diluted	186,026,466	114,228,944

Net loss per common share:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

3.	RECLASSIFICATION OF THE MARCH 31, 2012 BALANCES

As a result of certain audit adjustments that were made as of September 30, 2012, the previously reported quarterly and year to date balances were reclassified to conform to the September 30, 2012 audited financial statements. The reclassification is primarily due to certain year end adjustments made to beneficial conversion feature. Detailed below are the account balances which were reclassified to reflect the accounting for the previously described transactions.

	Three Months Ended March 31, 2012 (Restated)	Three Months Ended March 31, 2012 (Originally Issued)	Effect of the Change
Beneficial Conversion Feature	$(827,476)	$(4,726,906)	$3,899,430
Interest Expense	$(851,441)	$(965,695)	$114,254
Gain on Extinguishment of Debt	$-	$178,702	$(178,702)
Net Loss	$(3,534,791)	$(7,369,773)	$3,834,982
Loss per share, basic and diluted	$0.02	$0.06	$-

	Six Months Ended March 31, 2012 (Restated)	Six Months Ended March 31, 2012 (Originally Issued)	Effect of the Change
Beneficial Conversion Feature	$(827,476)	$(4,875,089)	$4,047,613
Interest Expense	$(891,154)	$(1,005,408)	$114,254
Gain on Extinguishment of Debt	$-	$178,702	$(178,702)
Net Loss	$(4,385,988)	$(8,369,153)	$3,983,165
Loss per share, basic and diluted	$0.03	$0.07	$-

	March 31, 2012 (Restated)	March 31, 2012 (Originally Issued)	Effect of the Change
Accumulated deficit	$(16,457,594)	$(20,440,759)	$(3,983,165)

4.	GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of the business, projected operating expenses and commitments for the next twelve months. The Company had a net loss from operations of $(5,307,746) during the six month period ended March 31, 2013. Included in this loss, the Company recorded non-cash compensation of $1,488,422 which relates to contracts entered into by the Company for current and future services undertaken for marketing and promotional activities by brand athletes through endorsement contracts, as well as contracts with consultants to provide professional services and employment contracts with the Company’s key employees. At March 31, 2013, current assets are $1,522,922 and current liabilities are $2,080,657. These conditions raise serious doubt about the Company’s ability to continue as a going concern. No adjustments have been made as a result of this uncertainty.

5.	INTELLECTUAL PROPERTY

In April 2011, the Company completed its acquisition of all the outstanding common stock of the Delaware corporation now known as FSR&D, which was a development stage company with no prior operations. As of March 31, 2013 and September 30, 2012 unamortized intellectual property relating to this acquisition amounted to $80,456 and $81,756, respectively.

6.	NOTES PAYABLE

The Company had the following convertible notes payable at March 31, 2013 and September 30, 2012.

	March 31,	September 30,
	2013	2012
Convertible notes payable with interest at 12% (the “February 2012 Notes”)	$5,000	$5,000
8% One year senior secured convertible promissory note due September 9, 2012	50,000	100,000
5% One year senior secured convertible promissory note due March 7, 2014	1,125,506	-
10% Two year senior secured convertible promissory note due February 7, 2014	-	85,757
	$1,180,506	$190,757

	March 31,	September 30,
	2013	2012
Current	$1,180,506	$105,000
Long term	-	85,757
Total	$1,180,506	$190,757

On October 12, 2012, we executed an agreement for a 9% unsecured promissory note in the amount of $250,000 which is due on demand by the lenders. These notes were extinguished and subsequently included in our March 2013 Convertible Notes.

On March 7, 2013, we sold (i) $2,050,000 in combined principal amount of senior convertible and senior subordinated convertible notes (the “March 2013 Notes”) and (ii) the warrants (the “March 2013 Warrants”), consisting of (a) series A warrants to purchase an aggregate of 12,058,828 (prior to conversion rate adjustment) shares of common stock (the “Series A Warrants”) and (b) series B warrants to purchase an aggregate of 12,058,828 (prior to conversion rate adjustment) shares of common stock (the “Series B Warrants”) at a purchase price of $2,050,000, in a private placement to a group of institutional and accredited investors pursuant to a Securities Purchase Agreement, dated as of March 4, 2013. The March 2013 Notes are convertible into shares of the Company’s common stock at a conversion rate of $0.17, and are entitled to earn interest which may be paid in cash or in shares of common stock. The March 2013 Warrants are exercisable into shares of common stock.

The March 2013 Notes are one (1) year senior convertible notes with an aggregate principal amount of $1,500,000 (“Series A Notes”) and one (1) year senior subordinated convertible notes with an aggregate principal amount of $550,000 (the “Series B Notes”). The March 2013 Notes will accrue interest at a rate of five percent (5%) per annum, which will be paid on January 15, April 15, July 15 and October 15 of each year to the record note holder of each March 2013 Note. The interest accrued is payable in interest shares, although the Company may, at its option and upon written notice to each note holder of the March 2013 Notes, make such interest payments in cash or in a combination of cash and interest shares.

The Series A Warrants have a term of five (5) years from the Closing Date and the Series B Warrants have a term of seven (7) months from the Closing Date. Each of the Series A Warrants and the Series B Warrants is immediately exercisable upon issuance into an aggregate of 12,058,828 (prior to conversion rate adjustment) fully paid and non-assessable shares at an initial exercise price of $0.21 per share in the case of the Class A Warrants and $0.17 per share in the case of the Class B Warrants.

Any holder of the March 2013 Notes is entitled to convert the notes into conversion shares at any time by delivery of a notice of conversion to the Company. On or before the third trading day after receipt of the conversion notice, the Company must deliver to the note holder such number of conversion shares to which the note holder is entitled pursuant to the conversion. The number of conversion shares the note holder will receive upon conversion of the Notes will be determined by dividing the amount of principal being converted plus any accrued and unpaid interest by the conversion price effective at the time of the conversion. The March 2013 Notes have an initial conversion price of $0.17 however it is subject to reset depending on the filing of the registration statement.

The Company received net proceeds in the amount of approximately $1,794,000 (including $250,000 from our 9% unsecured note which was converted into a Series B Note in the offering) after offering cost of $256,000 and non-cash settlement for the $337,000. In recording the transaction, the Company allocated the face value of the notes between the estimated the fair values of the March 2013 Notes, the Series A Warrants and Series B Warrants. As a result, the March 2013 Notes were discounted by approximately $501,000 for Series A Warrants and approximately $543,000 for Series B Warrants. The carrying value of the March 2013 Notes as of the day of the transaction amounted to $1,006,000. The Company also recorded a beneficial conversion feature of $1,006,000 representing the amount allocated to the March 2013 Notes. The beneficial conversion feature was expensed in the unaudited condensed consolidated statements of operations, as a result of the March 2013 Notes being available for conversion three days after consummation of the agreement. The discount associated with the Series A Warrants is amortized over the life of the March 2013 Notes and the discount associated with Series B Warrants is amortized over seven months as a result of the Series B warrants being exercisable in seven months.

Placement Agent Fee

With respect to the March 2013 financing, the Company paid the co-placement agents a placement fee of $164,000 and issued to the co-placement agents and their designees, five-year warrants to purchase an aggregate of 1,266,175 shares of common stock at an exercise price of $0.21 per share and seven-month warrants to purchase an aggregate of 1,266,175 shares of common stock at an exercise price of $0.17 per share. In addition, the placement agent received 844,118 shares. The total fair value of warrants and shares issued is approximately $368,000.

The fair value of each warrant on the date issued was estimated using the Black-Scholes valuation model. The following assumptions were used for the calculation of the warrants granted in March 2013.

	(Series A Warrants)	(Series B Warrants)
Expected term	5 years	7 months
Expected average volatility	36.00%	36.00%
Expected dividend yield	0%	0%
Risk-free interest rate	.80%	.12%

The recorded discount on the convertible notes payable is being amortized to interest expense over the life of the note or seven months for the discount associated with Series B Warrants and is summarized as follows as of March 31, 2013.

		Debt Discount
Due Date	Face Value	Initial Value	Discount	Amortization	Carrying Value

March 7, 2014	$2,050,000	$1,006,244	$(1,043,756)	$119,262	$1,125,506
September 9, 2012	50,000	36,739	(13,261)	-	50,000
	$2,100,000	$1,042,983	$(1,057,017)	$119,262	$1,175,506

7.	INCOME TAXES

The Company recorded no income tax benefit or expense for the losses for the six months ended March 31, 2013 and 2012 since management has determined that the realization is not assured and has created a valuation allowance for the full amount of deferred tax assets.

8.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

At March 31, 2013, the Company had 10,000,000 shares authorized and no shares issued and outstanding of its $0.001 par value preferred stock.

Common stock

At March 31, 2013 and September 30, 2012, the Company had 400,000,000 shares authorized and 230,546,152 and 164,700,150 shares issued and outstanding, respectively, of its $0.001 par value common stock.

Transactions during the six months ended March 31, 2013

Common Stock

During the six months ended March 31, 2013, the Company issued 1,652,914 shares of common stock upon conversion of convertible notes payable with a principal balance and accrued interest totaling $207,011.

Warrants

During the six months ended March 31, 2013, the holders of the February 2012 Notes exercised approximately 13,830,216 of series B Warrants issued in connection therewith for common stock which generated $1,521,324 in cash. The fair value of the warrants included in APIC was reduced by $611,654 to reflect the Fair Value of the remaining warrants. In addition, during the period there were cashless exercises in the amount of 919,018 shares from our series A warrants issued in connection with the February 2012 Notes.  The fair value of the warrants included in APIC was reduced by $705,924 to reflect the fair value of the remaining warrants.

On March 14, 2013, the Company reached agreements with the holders of the series A Warrants that were issued in conjunction with the February 2012 Notes. The terms of the agreements resulted in the exchange of the 26,884,044 series A Warrants for approximately 46,729,000 shares of common stock and 8,601,814 new five-year Warrants having an exercise price of $.30 per share. The total fair value of the securities exchanged is approximately $1.7 million.

Options

During the six months ended March 31, 2013, the Company granted options to acquire up to 15,375,000 shares of its common stock to athletes for endorsement services and to consultants for services performed or to be performed. An intrinsic value in the amount of $992,980 for these options was determined using the Black-Scholes method. These options were expensed immediately as a result of these options being issued for certain contingencies which have been satisfied.

In addition, 12,079,205 options with an intrinsic value totaling $495,443 were issued to employees and directors during the quarter ended March 31, 2013.  During the six months ended March 31, 2013, a former employee and several consultants exercised their stock options for 1,364,502 shares which generated cash in the amount of $33,950.

9.	RELATED PARTY TRANSACTIONS

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

Related party amounts included in the balance sheet may be summarized as follows:

Accounts payable - related parties:

	March 31, 2013	September 30, 2012

Hank Durschlag	$16,178	$16,178
	$16,178	$16,178

Hank Durschlag is a former officer and director in Double Eagle Holdings, Ltd. Mr. Durschlag is not involved in any operational matters related to Fuse Science, Inc. and these payments relate to remaining obligations to him in his former capacity.

There were no transactions with related parties in the statement of operations for the six months ended March 31, 2013. Transactions with related parties in the statement of operations for the six months ended March 31, 2012 include:

2012
Prior CEO compensation	$10,000
New officer compensation	59,000
$69,000

10.	2011 INCENTIVE STOCK PLAN

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

During the six months ended March 31, 2013, the Company granted options for 27,454,205 shares of restricted common stock, under the Plan, with a fair value of $1,488,423.

Data concerning all stock options granted during the six months ended March 31, 2013 is as follows:

		Weighted-
		Average	Number
	Number	Remaining	Of
Exercise	Of	Contractual	Options
Price Range	Options	Life (Years)	Exercisable

$0.11 - $0.20	22,720,156	4.66	8,914,739
$0.20 - $0.30	4,734,049	4.58	1,947,799

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the six months ended March 31, 2013:

2013

Expected term	1-5 years
Expected average volatility	33%-62%
Expected dividend yield	0%
Risk-free interest rate	.62%-.90%
Expected annual forfeiture rate	0%

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

At March 31, 2013, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.

		Exercise
	Amount	Price	Shares

Convertible debt	$5,000	$0.025	200,000
Convertible debt	$50,000	$0.120	416,666
Convertible debt – Series A	$1,500,000	0.170	8,823,529
Convertible debt – Series B	$550,000	0.170	3,235,294
Detachable warrants		$0.120	5,792,480
Detachable warrants		$0.120	2,817,176
Detachable warrants		$0.120	750,000
Detachable warrants		$0.250	3,583,334
Detachable warrants – A – Series A & B Notes and placement agent warrants		$0.210	13,325,003
Detachable warrants – B – Series A & B Notes and placement agent warrants		$0.170	13,325,003
Detachable warrants – A – Issued with Exchange		$0.300	8,601,814
			60,870,299

At September 30, 2012, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.

		Exercise
	Amount	Price	Shares

Convertible debt	$5,000	$0.025	200,000
Convertible debt	$100,000	$0.120	833,333
Convertible debt	144,605	0.130	1,112,346
Detachable warrants		$0.120	5,792,480
Detachable warrants		$0.120	2,817,176
Detachable warrants		$0.120	750,000
Detachable warrants		$0.250	3,583,334
Detachable warrants – A		$0.130	25,746,553
Detachable warrants – B		$0.130	14,649,605
			55,484,827

11.	COMMITMENTS AND CONTINGENCIES

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

Employment agreements - The Company entered into employment agreements with Adam Adler, and Brian Tuffin and an at-will basis employment agreement with Aitan Zacharin under the same terms and conditions:  $18,000 monthly salary, provided the Company has adequate funds to make such payment; monthly car allowance of $1,000; and a discretionary performance bonus.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 as Compared to Three Months Ended March 31, 2012.

Revenues and Gross Profit

	Three Months ended
	March 31,		$	%
	2013	2012	Change	Change

Sales, net	$56,622	$24,174	$32,448	134%
Cost of Sales	27,504	5,866	21,638	369%
Gross Margin	$29,118	$18,308	$10,810	59%

Sales

Net Sales were $56,622 for the three months ended March 31, 2013, as compared to $24,174 for the three months ended March 31, 2012. The increase in sales is due to a limited roll out of Enerjel™, Powerfuse™ and Electrofuse™, primarily through online sales while the Company focuses on a full retail roll out through its establishment of distribution partnerships, which began shipping in during the fourth quarter of 2012.

Gross Profit

Gross profit percentage during the three months ended March 31, 2013 was 51%. Sales for the three months consisted of Enerjel™, Powerfuse™ and Electrofuse™.

Operating Costs and Expenses

	Three Months ended
	March 31,		$
	2013	2012	Change

General and administrative	$1,304,261	$1,140,667	$163,594
Sales and Marketing	759,704	733,515	26,189
	$2,063,965	$1,874,182	$189,783

Our operating expenses were $2,063,965 and $1,874,182 for the three months ended March 31, 2013 and March 31, 2012, respectively, an increase of $189,783 from 2012 to 2013, reflecting increased operations. For the three months ending March 31, 2013, $1,046,026 was recorded for share-based compensation and amortization of deferred compensation. This compares with $565,995 for share-based compensation and amortization of deferred compensation for the three months ending March 31, 2012. The deferred compensation expense in 2013 and 2012 represents the amortized fair value of stock and options issued for services to non-employees. The share-based compensation charges to operations in 2013 and 2012 were primarily for stock options granted under our 2011 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

General and Administrative Expenses

For the three months ended March 31, 2013 and 2012, general and administrative expenses were $1,304,261 and $1,140,667, respectively. The increase of $163,594 is primarily composed of increases in non-cash stock-based compensation costs of $199,125 to consultants and $352,781 in compensation expenses to employees. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Sales and Marketing

For the three months ended March 31, 2013 and 2012, sales and marketing expenses were $759,704 and $733,515, respectively. The increase of $26,189 is primarily due to the marketing efforts for Enerjel™, and PowerFuse™ and ElectroFuse™, which were subsequently launched online in December 2012. In February 2012, the Company entered into a marketing and distribution agreement with Mission to market the Company’s products through their distribution channels. This agreement included comprehensive marketing services and heavy commercialization efforts during the first ten (10) months. The Company paid Mission approximately $650,000 for these services, which is amortized over 10 months. Included in the increase in 2013 is a result of amortization of deferred compensation (non-cash) of approximately $494,000 as of March 31, 2013 compared to $289,147 as of March 31, 2012. The Company’s products are endorsed by a number of professional athletes which are remunerated cash and non-cash payments. The increase in sales and marketing is also attributed to endorsement contracts with these professional athletes. Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

	Three Months ended March 31,
	2013	2012

Professional fees	$546,901	$563,780
Salaries and benefits	613,197	423,038
Other general and administrative expense	144,163	153,849
	$1,304,261	$1,140,667

Professional Fees Expense

Professional fees expense decreased to $546,901 for the three months ended March 31, 2013, from $563,780 for the three months ended March 31, 2012. Professional fees include legal, compliance, protection, accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. Professional fees also includes $199,125 in non-cash compensation.

Salary and Benefits

Salary and benefits increased to $613,197 for the three months ended March 31, 2013 from $423,038 for the three months ended March 31, 2012. The increase of approximately $190,159 was due to an increase in personnel headcount. Prior to April 1, 2012 the Company limited payments to employees and consultants based on cash availability resulting in underpayment of salaries. During the second quarter of the fiscal year the Company hired additional personnel. The payroll increase includes $352,781 in non-cash compensation.

Other Expense

Other expense consists of the following:

	Three Months ended March 31,
	2013	2012
Beneficial conversion feature of convertible notes payable	$1,006,244	$827,476
Interest expense	161,482	851,441
	$1,167,726	$1,678,917

Beneficial Conversion Feature

Beneficial conversion feature (“BCF”) was $1,006,244 for the three months ended March 31, 2013, as compared to $827,476 for the three months ended March 31, 2012, an increase of $178,768. This increase is the result of the fair value of the embedded conversion feature associated with the March 2013 Notes when compared with the February 2012 Notes.

Interest Expense

Interest expense is primarily attributable to convertible notes payable. During February of 2012, the Company issued $3,169,359 of convertible notes bearing interest of 9%. On March 7, 2013, the Company issued similar notes with an aggregate face value of $2,050,000 bearing interest of 5%.. Interest expense amounted to $161,482 for the three months ended March 31, 2013, as compared to interest expense of approximately $851,441 for the three months ended March 31, 2012. Also included in interest expense is amortization of financing fees relating to the notes and amortization of note discounts on the balance of the outstanding notes. The decrease in interest expense of approximately $689,959 is primarily due to the amortization of discount and financing fees.

Other Comprehensive Income (Loss)

The Company had an unrealized loss from its available-for-sale securities of $0 and $4,520 in the three months ended March 31, 2013 and 2012, respectively, resulting in a comprehensive loss of $3,202,573 and $3,530,271 for the three months ending March 31, 2013 and 2012, respectively.

Six Months Ended March 31, 2013 as Compared to Six Months Ended March 31, 2012:

Revenues and Gross Profit

	Six months ended
	March 31,		$	%
	2013	2012	Change	Change

Sales, net	$97,334	$24,174	$73,160	303%
Cost of sales	38,492	5,866	32,626	556%
Gross margin	$58,842	$18,308	$40,534	221%

Sales

Net Sales were $97,334 for the six months ended March 31, 2013, as compared to $24,174 for the six months ended March 31, 2012. The increase in sales is due to a limited roll out of Enerjel™, Powerfuse™ and Electrofuse™, primarily through online sales while the Company focuses on a full retail roll out through its establishment of distribution partnerships, which began shipping in during the fourth quarter of 2012.

Gross Profit

Gross profit percentage during the six months ended March 31, 2013 was 61%. Sales for the six months consisted of Enerjel™, Powerfuse™ and Electrofuse™.

Operating Costs and Expenses

	Six months ended
	March 31,		$
	2013	2012	Change

General and administrative	$2,494,274	$1,555,850	$938,424
Sales and marketing	1,508,022	1,129,816	378,206
Research and development	1,600	-	1,600
	$4,003,896	$2,685,666	$1,318,230

Our operating expenses were $4,003,896 and $2,685,666 for the six months ended March 31, 2013 and March 31, 2012, respectively, an increase of $1,318,230 from 2012 to 2013, reflecting increased operations. For the six months ending March 31, 2013, $1,603,193 was recorded for share-based compensation and amortization of deferred compensation. This compares with $981,594 for share-based compensation and amortization of deferred compensation for the six months ending March 31, 2012. The deferred compensation expense in 2012 and 2012 represents the amortized fair value of stock and options issued for services to non-employees. The share-based compensation charges to operations in 2013 and 2012 were primarily for stock options granted under our 2011 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

General and Administrative Expenses

For the six months ended March 31, 2013 and 2012, general and administrative expenses were $2,494,274 and $1,555,850, respectively. The increase of $938,424 is primarily composed of increases in non-cash stock-based compensation costs of $366,983 to consultants and $508,506 in compensation expenses to employees. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Sales and Marketing

For the six months ended March 31, 2013 and 2012, sales and marketing expenses were $1,508,022 and $1,129,816, respectively. The increase of $378,206 is primarily due to the marketing efforts for Enerjel™, and PowerFuse™ and ElectroFuse™, which were subsequently launched online in December 2012. In February 2012, the Company entered into a marketing and distribution agreement with Mission to market the Company’s products through their distribution channels. This agreement included comprehensive marketing services and heavy commercialization efforts during the first ten (10) months. The Company paid Mission approximately $650,000 for these services, which is amortized over 10 months. Included in the increase in 2013 is amortization of deferred compensation (non-cash) of approximately $727,704 as of March 31, 2013 compared to $408,288 as of March 31, 2012. The Company’s products are endorsed by a number of professional athletes which are remunerated cash and non-cash payments. The increase in sales and marketing is also attributed to endorsement contracts with these professional athletes. Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

	Six months ended March 31,
	2013	2012

Professional fees	$1,123,248	$867,526
Salaries and benefits	1,107,738	493,841
Other general and administrative expense	263,288	194,483
	$2,494,275	$1,555,850

Professional Fees Expense

Professional fees expense increased to $1,123,248 for the six months ended March 31, 2013, from $867,526 for the six months ended March 31, 2012. This increase was due to the Company’s requirements for legal, compliance, protection and accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. Professional fees expense increase also includes $366,983 in non-cash compensation.

Salary and Benefits

Salary and benefits amounted to $1,107,738 for the six months ended March 31, 2013 from $493,841 for the six months ended March 31, 2012. The increase of approximately $613,897 was due to an increase in personnel headcount. Prior to April 1, 2012 the Company limited payments to employees and consultants based on cash availability resulting in underpayment of salaries. During the second quarter of the fiscal year the Company hired additional personnel. The payroll increase includes $508,506 in non-cash compensation.

Research and Development

Included in our operating expenses for March 31, 2013 is approximately $1,600 for research and development expenses compared to $0 for March 31, 2012. Research and development expenses consist primarily of compensation for contractors engaged in internal research and product development activities, laboratory operations, and related expenses. The Company considers research and development of its technology and the science behind its products an important cornerstone of its continuing efforts. As the Company progresses it will continue to invest in research and development and anticipates increases year over year.

Other Expense

Other expense consists of the following:

	Six months ended March 31,
	2013	2012
Beneficial conversion feature of convertible notes payable	$1,006,244	$827,476
Interest expense	356,448	891,154
	$1,362,692	$1,718,630

Beneficial Conversion Feature

Beneficial conversion feature (“BCF”) was $1,006,244 for the six months ended March 31, 2013, as compared to $827,476 for the six months ended March 31, 2012, an increase of $178,768. This increase is the result of the fair value of the embedded conversion feature associated with the March 2013 Notes as that associated with the February 2012 Notes.

Interest Expense

Interest expense is primarily attributable to convertible notes payable. During February of 2012, the Company issued $3,169,359 of convertible notes bearing interest of 9%. On March 7, 2013, the Company issued similar notes with an aggregate face value of $2,050,000 bearing interest of 5%. Interest expense amounted to $356,448 for the six months ended March 31, 2013, as compared to interest expense of approximately $891,154 for the six months ended March 31, 2012. Also included in interest expense is amortization of financing fees relating to the notes and amortization of note discounts on the balance of the outstanding notes. The decrease in interest expense of approximately $534,706 is primarily due to the amortization of discount and financing fees.

Other Comprehensive Loss

The Company had an unrealized gain from its available-for-sale securities of $0 and $8,310 in the six months ended March 31, 2013 and 2012, respectively, resulting in a comprehensive loss of $5,307,746 and $4,377,678 for the six months ending March 31, 2013 and 2012, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The following table summarizes total current assets, liabilities and working deficit at March 31, 2013 compared to March 31, 2012.

	March 31, 2013	March 31, 2012	Increase/(Decrease)

Current Assets	$1,522,922	$2,530,273	$(1,007,351)
Current Liabilities	$2,080,657	$890,304	$1,190,353
Working Deficit	$(557,735)	$1,639,969	$(2,197,704)

As March 31, 2013, we had a working deficit of $(557,735), as compared to working capital of $1,639,969 at March 31, 2012, a decrease of $2,197,704. The decrease is primarily attributable to the Company’s issuance of $250,000 from our 9% due on demand notes, as well as $1.5 million for warrants exercised on February 2012 Notes.

Net cash used in operating activities for the six months ended March 31, 2013 and 2012 was $(3,166,342) and $(2,177,602), respectively. The net loss for the six months ended March 31, 2013 and 2012 was $(5,307,746) and $(4,385,988), respectively.

Net cash used in investing activities for the six months ended March 31, 2013 and 2012 respectively, was $(36,291) and ($21,190), respectively. The Company purchased equipment during the six months ended March 31, 2013.

Net cash obtained through all financing activities for the six months ended March 31, 2013 was $3,318,144, as compared to $3,115,426 which was obtained for the six months ended March 31, 2012. The increase of approximately $202,718 is primarily related to a February 2012 private placement of convertible notes and warrants for approximately $3.2 million and the subsequent exercise of a portion of such warrants which generated approximately $1.3 million. Besides the foregoing existing notes and warrants, the Company issued additional notes and warrants (which we exercised) generating $1,521,324 in cash for the Company.

Our primary source of operating cash has been through private placements of our securities, principally convertible notes and warrants and the subsequent exercise of certain of those warrants.

Management estimates that it will need between $2,000,000 and $3,500,000 in capital during the balance of fiscal 2013 to continue to commercialize our products, license our technology and otherwise fully implement our business plan. We have no commitments to raise any such capital. If such capital is not available when needed on commercially reasonable terms or otherwise, we may have to scale down or delay implementation of our business plan in whole or in part and curtail its business activities, which would seriously harm the Company and its prospects.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At March 31, 2013, the Company had cash of approximately $177,561 and a working deficit of $(557,735). Further, at March 31, 2013, the accumulated deficit amounted to $28,421,790. As a result of the Company's history of losses and unfavorable financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The Company will require additional funding of between $2,000,000 and $3,500,000 during the balance of fiscal 2013 to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenues and capital raised through equity or debt financing. We also expect to receive proceeds from stock warrant exercises from existing shareholders. As the Company’s product continues to gain market acceptance, the Company expects sales during the balance of fiscal 2013 and beyond to substantially increase.

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

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and sell products; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that we will incur between $2,000,000 and $3,500,000 in cash expenditures for our operating expenses during fiscal 2013. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of March 31, 2013.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Our management's report was not subject to audit or attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2013.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

A dispute had arisen between the Company and Maurice “Hank” Durschlag, the Company’s former President, with respect to approximately $75,000 in fees due under a consulting agreement entered into in March 2011 prior to the Company’s April 2011 acquisition of the Delaware corporation now known as FSR&D, Inc. Mr. Durschlag instituted a breach of contract action in North Carolina state court and the Company was served in such action on March 18, 2013. The parties have entered into a confidential settlement agreement effective as of April 15, 2013, as a full and complete resolution of their respective obligations under the prior consulting agreement, which includes a clear duty of Mr. Durschlag to cooperate regarding the Company’s prosecution and advocacy of its current international patent application portfolio.

ITEM 1A	RISK FACTORS

Not applicable.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS

31.1	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUSE SCIENCE, INC.

May 15, 2013	By: /s/Brian Tuffin
Brian Tuffin,
Chief Executive Officer and
Acting Chief Financial Officer

