Form 10-Q
period 2013-06-30
Fuse Science, Inc.
filed 2013-08-15
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended: June 30, 2013

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

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of August 13, 2013 was 273,763,024.

FUSE SCIENCE, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FUSE SCIENCE, INC.

Condensed Consolidated Balance Sheets

June 30, 2013 ( Unaudited ) and September 30, 2012

	June 30,	September 30,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$380,215	$62,050
Prepaid expenses	15,015	275,709
Accounts receivable	234,444	30,181
Inventory	1,292,552	141,808
Other assets	-	64,231
TOTAL CURRENT ASSETS	1,922,226	573,979
Other assets:
Intellectual property, net	79,806	81,756
Fixed assets, net	149,269	93,880
Other asset	50,000	50,000
TOTAL OTHER ASSETS	279,075	225,636
TOTAL ASSETS	$2,201,301	$799,615
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable	$1,494,574	$791,864
Notes payable, net	183,309	105,000
Accrued expenses	262,146	287,751
TOTAL CURRENT LIABILITIES	1,940,029	1,184,615

Notes Payable, net	-	85,757

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $0.001 par value; authorized 400,000,000 shares; 262,248,447 and 164,700,150 shares issued and outstanding at June 30, 2013 and September 30, 2012, respectively	262,248	164,700
Additional paid-in capital	32,184,197	22,604,931
Non-controlling interest	(126,344)	(126,344)
Accumulated deficit	(32,058,829)	(23,114,044)
Total stockholders' equity	261,272	(470,757)
Total liabilities and stockholders' equity	$2,201,301	$799,615

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Operations

Three Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012 Restated - (See Note 3)
Sales, net	$322,390	$35,872
Cost of sales	114,655	10,960
Gross margin	207,735	24,912
Expenses:
Sales and marketing	461,800	466,908
General and administrative expense	1,783,388	1,411,491
Total expenses	2,245,188	1,878,399
Loss from operations	(2,037,453)	(1,853,487)
Other income (expense):
Interest expense	(1,807,888)	(462,610)
Beneficial conversion feature of convertible notes payable	524,576	-
Loss on warrant inducement	(316,274)	-
Realized loss	-	(5,730)
Other expense	(1,599,586)	(468,340)
Net loss	(3,637,039)	(2,321,827)

Loss per share, basic and diluted	$(0.02)	$(0.02)

Weighted average shares outstanding	241,658,910	125,733,799

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

Nine Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012 Restated - (See Note 3)
Sales, net	$419,724	$60,045
Cost of sales	153,147	16,827
Gross margin	266,577	43,218

Expenses:
Sales and marketing	1,969,822	1,596,724
General and administrative expense	4,277,662	2,967,751
Research and development	1,600	-
Total expenses	6,249,084	4,564,475
Loss from operations	(5,982,507)	(4,521,257)
Other expense:
Interest expense	(2,164,336)	(1,174,912)
Beneficial conversion feature of convertible notes payable	(481,668)	(821,476)
Loss on warrant inducement	(316,274)	-
Realized loss	-	(5,730)
Other expense	(2,962,278)	(2,002,118)

Net loss	(8,944,785)	(6,523,375)

Loss per share, basic and diluted	$(0.04)	$(0.05)

Weighted average shares outstanding	234,250,405	119,635,400

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Nine Months Ended June 30, 2013

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par	Shares	Par	Capital

Balance, September 30, 2012 (audited)	-	-	164,700,150	$164,700	$22,604,931
Common stock issued for:
Conversion of convertible notes payable			24,127,640	24,128	2,247,189
Deferred consulting fees	-	-	5,100,000	5,100	1,041,806
Exercise of detachable warrants – Cash	-	-	18,016,960	18,017	2,574,311
Exchange of warrants			46,729,352	46,729	1,290,325
Stock Option Exercise			2,655,327	2,655	268,170
Exercise of detachable warrants – non-cash	-	-	919,018	919	299,199
Warrants A and B- financing cost	-	-	-	-	368,210
Warrants A and B – fair value	-	-	-	-	(888,510)
Amortization of stock options	-	-	-	-	1,896,898
Beneficial conversion feature	-	-	-	-	481,668
Net loss	-	-	-	-	-
Balance, June 30, 2013	-	$-	262,248,447	$262,248	$32,184,197

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity, Continued

Nine Months Ended June 30, 2013

(Unaudited)

	Non Controlling Interest	Accumulated Deficit	Total

Balance, September 30, 2012	$(126,344)	$(23,114,044)	$(470,757)
Common stock issued for:
Conversion of Convertible notes payable		-	2,271,317
Deferred consulting fees	-	-	1,046,906
Exercise of detachable warrants Cash	-	-	2,592,328
Exchange of warrants	-	-	1,337,054
Stock Option Expense	-	-	270,825
Exercise of detachable warrants – noncash	-	-	300,118
Warrants A and B- financing cost	-	-	368,210
Warrants A and B FV	-	-	(888,510)
Amortization of Stock Options	-	-	1,896,898
Beneficial conversion feature	-	-	481,668
Net loss	-	(8,944,785)	(8,944,785)
Balance, June 30, 2013	$(126,344)	$(32,058,829)	$261,272

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Cash Flows

Nine Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012 Restated - (See Note 3)

Operating activities:
Net loss	$(8,944,785)	$(6,523,375)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Intellectual property		3,754
Depreciation and amortization	12,624	-
Amortized marketing expense	195,000	-
Deferred finance cost		203,873
Deferred consulting fees	223,844	649,357
Amortization of stock options	1,896,898	1,180,788
Interest settled with common stock	-	50,444
Gain on sale of investment	19,650	5,730
Common stock issued for services	543,323	102,375
Amortization of financing fees	349,887	-
Amortization of detachable warrants	316,274	677,266
Beneficial conversion feature	481,668	821,746
Amortization of discounts	1,799,627	-
Changes in operating assets and liabilities:
Inventory	(1,150,744)	(67,976)
Accounts receivable	(204,263)	-
Prepaid expenses and other assets	(24,962)	(418,945)
Accounts payable and accrued expenses	677,105	123,817
Net cash used in operating activities	(3,808,854)	(3,191,146)
Investing activities:
Additions to fixed assets	(66,063)	(13,750)
Intellectual property	-	(7,440)
Net cash used in investing activities	(66,063)	(21,190)
Financing activities:
Loan proceeds	2,231,000	3,534,359
Loan repayment	-	(219,359)
Proceeds from stock option exercise	33,950	-
Proceeds from warrant exercise	2,050,710	430,000
Financing charges paid	(122,578)	(629,574)
Net cash provided by investing activities	4,193,082	3,115,426
Net increase (decrease) in cash and cash equivalents	318,165	(96,910)
Cash and cash equivalents, beginning of period	62,050	147,907
Cash and cash equivalents, end of period	$380,215	$50,997

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Cash Flows, Continued

Nine Months Ended June 30, 2013 and 2012

(Unaudited)

	2013	2012 Restated - (See Note 3)

Supplemental Cash Flow Information:

Cash paid for interest	$9,444	$58,472
Non-cash investing and financing activities:
Warrant issued for financing fees	$219,471	$620,867
Common stock issued for convertible notes payable and accrued interest	$2,271,317	$1,020,862
Exercise of detachable warrants Non-cash 2013	$300,118	$-
Shares issued to settle note	$423,323	$-

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS

ORGANIZATION

Fuse Science, Inc. (“Company”) was incorporated in Nevada on September 21, 1988.  Since that time, the Company has engaged in a number of businesses as a private and subsequently a publicly held company, including developing and marketing data communications and networking infrastructure solutions for business, government and education (which business was sold in 2002) and as a “business development company” under the Investment Company Act of 1940, from 2007 to 2009. Since April 2011, the Company has been under new management with a singular focus on the development and commercialization of proprietary delivery technology focused on redefining the way humans receive energy, nutrition and medications today and in the future.

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

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information set forth in these interim condensed consolidated financial statements for the nine months ended June 30, 2013, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. The September 30, 2012 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is suggested that these condensed consolidated financial statements be read in conjunction with these financial statements and the notes thereto included in the Company’s latest stockholder’s annual report (Form 10-K) which were prepared assuming the Company will continue as a going concern.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

REVENUE RECOGNITION

The Company records revenue from the sale of Enerjel™, Powerfuse™ and Electrofuse™ , when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. The Company’s customers may return ordered items for a refund. The Company also provides customers incentives to purchase products at a discount. For the nine months ended June 30, 2013, we have recorded sales discounts, returns and allowances of $32,933 which is netted against sales.

CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories consist of items or products, which are manufactured by a contracted manufacturer on behalf of the Company, for resale and packaging material used to distribute such products. Inventories are valued at average cost and adjusted to reflect lower of cost or market. Allowances for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. As of June 30, 2013 and September 30, 2012, no obsolescence reserves were considered necessary.

FIXED ASSETS

Equipment is recorded at cost and depreciated using the straight-line method over the estimated useful life of 3-10 years. Repairs and maintenance are charged to expense as incurred. Fixed assets, net of accumulated depreciation, amounted to $149,269 and $93,880 as of June 30, 2013 and September 30, 2012, respectively. As of June 30, 2013 and September 30, 2012, the accumulated depreciation of equipment was $20,493 and $4,622, respectively.

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

RECLASSIFICATION

Reclassifications have been made to the financial statements at September 30, 2012 to comply with the presentation for the nine months ended June 30, 2013.  The reclassification had no effect on net loss.

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

As described in Note 6 – Notes Payable and Note 10 – 2011 Incentive Stock Plan, the Company had warrants at June 30, 2013 and September 30, 2012. The convertible notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if converted” method to the extent their effect is dilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common share:

	For the Three Months ended June 30,
	2013	2012
Numerator:
Net loss available to stockholders	$(3,637,039)	$(2,321,827)

Denominator:
Weighted average number of common shares – Basic	241,658,910	125,733,799
Weighted average number of common shares – Diluted	241,658,910	125,733,799

Net loss per common share:
Basic	$(0.02)	$(0.02)
Diluted	$(0.02)	$(0.02)

	For the Nine Months ended June 30,
	2013	2012
Numerator:
Net loss available to stockholders	$(8,944,785)	$(6,523,375)

Denominator:
Weighted average number of common shares – Basic	234,250,405	119,635,400
Weighted average number of common shares – Diluted	234,250,405	119,635,400

Net loss per common share:
Basic	$(0.04)	$(0.05)
Diluted	$(0.04)	$(0.05)

3.	RESTATEMENT OF THE JUNE 30, 2012 BALANCES

As a result of certain audit adjustments that were made as of September 30, 2012, the previously reported quarterly and year to date balances were restated to conform to the September 30, 2012 audited financial statements. The restatement is primarily due to certain year end adjustments made to beneficial conversion feature. Detailed below are the account balances which were restated to reflect the accounting for the previously described transactions.

	Three Months Ended June 30, 2012 (Restated)	Three Months Ended June 30, 2012 (Originally Issued)	Effect of the Change
Interest expense	$(462,610)	$(1,035,486)	$572,876
Net loss	$(2,321,827)	$(2,894,703)	$572,876
Loss per share, basic and diluted	$(0.02)	$(0.02)	$-

	Nine Months Ended June 30, 2012 (Restated)	Nine Months Ended June 30, 2012 (Originally Issued)	Effect of the Change
Beneficial conversion feature	$(821,476)	$(4,875,089)	$4,053,613
Interest expense	$(1,174,912)	$(2,040,894)	$865,982
Gain on extinguishment of debt	$-	$178,853	$(178,853)
Net loss	$(6,523,375)	$(11,264,117)	$4,740,742
Loss per share, basic and diluted	$(0.05)	$(0.09)	$0.04

	June 30, 2012 (Restated)	June 30, 2012 (Originally Issued)	Effect of the Change
Accumulated deficit	$(18,595,133)	$(23,335,875)	$4,740,742

4.	GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of the business, projected operating expenses and commitments for the next twelve months. The Company had a net loss from operations of $(8,944,785) during the nine month period ended June 30, 2013. Included in this loss, the Company recorded non-cash compensation of $2,813,436 which relates to contracts entered into by the Company for current and future services undertaken for marketing and promotional activities by brand athletes through endorsement contracts, as well as contracts with consultants to provide professional services and employment contracts with the Company’s key employees. At June 30, 2013, current assets are $1,922,226 and current liabilities are $1,940,029. Further, at June 30, 2013, the accumulated deficit amounted to $32,058,829. These conditions raise serious doubt about the Company’s ability to continue as a going concern. No adjustments have been made as a result of this uncertainty.

5.	INTELLECTUAL PROPERTY

In April 2011, the Company completed its acquisition of all the outstanding common stock of the Delaware corporation now known as FSR&D, which was a development stage company with no prior operations. As of June 30, 2013 and September 30, 2012 unamortized intellectual property relating to this acquisition amounted to $79,806 and $81,756, respectively.

6.	NOTES PAYABLE

The Company had the following notes payable at June 30, 2013 and September 30, 2012.

	June 30,	September 30,
	2013	2012
Convertible notes payable with interest at 12% (the “February 2012 Notes”)	$5,000	$5,000
5% Six month secured promissory note due October 9, 2013	181,000	-
8% One year senior secured convertible promissory note due September 9, 2012	-	100,000
10% Two year senior secured convertible promissory note due February 7, 2014	-	85,757
	$186,000	$190,757

	June 30,	September 30,
	2013	2012
Current	$183,309	$105,000
Long term	-	85,757
Total	$183,309	$190,757

On October 12, 2012, we executed an agreement for a 9% unsecured promissory note in the amount of $250,000 which is due on demand by the lenders. These notes were extinguished and subsequently included in our March 2013 Convertible Notes.

On March 7, 2013, we sold (i) $2,050,000 in combined principal amount of senior convertible and senior subordinated convertible notes (the “March 2013 Notes”) and (ii) the warrants (the “March 2013 Warrants”), consisting of (a) series A warrants to purchase an aggregate of 12,058,828 (prior to conversion rate adjustment) shares of common stock (the “Series A Warrants”) and (b) series B warrants to purchase an aggregate of 12,058,828 (prior to conversion rate adjustment) shares of common stock (the “Series B Warrants”) at a purchase price of $2,050,000, in a private placement to a group of institutional and accredited investors pursuant to a Securities Purchase Agreement, dated as of March 4, 2013. Prior to remeasurement, the March 2013 Notes are convertible into shares of the Company’s common stock at a conversion rate of $0.17, and are entitled to earn interest which may be paid in cash or in shares of common stock. The March 2013 Warrants are exercisable into shares of common stock.

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

The Series A Warrants have a term of five (5) years from the Closing Date and the Series B Warrants have a term of seven (7) months from the Closing Date. Each of the Series A Warrants and the Series B Warrants is immediately exercisable upon issuance into an aggregate of 12,058,828 (prior to remeasurement of the conversion rate) fully paid and non-assessable shares at an initial exercise price of $0.21 per share in the case of the Class A Warrants and $0.17 per share in the case of the Class B Warrants.

Any holder of the March 2013 Notes is entitled to convert the notes into conversion shares at any time by delivery of a notice of conversion to the Company. On or before the third trading day after receipt of the conversion notice, the Company must deliver to the note holder such number of conversion shares to which the note holder is entitled pursuant to the conversion. The number of conversion shares the note holder will receive upon conversion of the Notes will be determined by dividing the amount of principal being converted plus any accrued and unpaid interest by the conversion price effective at the time of the conversion. The March 2013 Notes have an initial conversion price of $0.17 however it is subject to reset after a measurement period commencing upon effectiveness of a registration statement (Registration No. 333-187491) covering the shares underlying such securities. The registration statement was declared effective on May 22, 2013. As a result, this triggered a remeasurement of the conversion rate if the stock price falls below the initial conversion rate of $0.17 on the tenth (10th) consecutive trading day following the registration statement and 80% of the average of the volume-weighted average prices for each of the preceding ten (10) complete consecutive trading days.

The Company received net proceeds in the amount of approximately $1,794,000 (including $250,000 from our 9% unsecured note which was converted into a Series B Note in the offering) after offering cost of $256,000 and non-cash settlement for the $337,000. In recording the transaction, the Company allocated the face value of the notes between the estimated the fair values of the March 2013 Notes, the Series A Warrants and Series B Warrants. As a result, the March 2013 Notes were discounted by approximately $501,000 for Series A Warrants and approximately $543,000 for Series B Warrants. The initial carrying value of the March 2013 Notes as of the day of the transaction amounted to $1,006,000. The Company also recorded an initial beneficial conversion feature of $1,006,000 representing the amount allocated to the March 2013 Notes. The beneficial conversion feature was expensed in the unaudited condensed consolidated statements of operations, as a result of the March 2013 Notes being available for conversion three days after consummation of the agreement. The discount associated with the Series A Warrants is amortized over the life of the March 2013 Notes and the discount associated with Series B Warrants is amortized over seven months as a result of the Series B warrants being exercisable in seven months.

On June 6, 2013, the Company recomputed the conversion rate based on the 80% of the Company’s stock trading value for the 10 preceding days. As a result of the revision, the conversion rate was reduced to $0.094. The exercise price of the Series A Warrants and Series B Warrants was also remeasured to $0.149 and $0.094, respectively. The remeasured conversion rate and exercise price increased the shares available for conversion to 21,808,510. The Company revised the fair value of the notes and the warrants and recorded a reduction to the beneficial conversion feature of $524,577, therefore reducing the BCF to $481,668. There was also a loss recorded in the statement of operations for the nine months ended June 30, 2013 of $316,274 related to the warrant inducement.

During the quarter ending June 30, 2013, the noteholders of the March 2013 Notes converted all the outstanding March 2013 Notes, reducing the Company debt associated with such convertible notes from $2,105,000 to $5,000 in exchange for approximately 22 million shares.

Placement Agent Fee

With respect to the March 2013 financing, the Company paid the co-placement agents a placement fee of $164,000 and issued to the co-placement agents and their designees, five-year warrants to purchase an aggregate of 1,266,175 shares of common stock at an exercise price of $0.21 per share and seven-month warrants to purchase an aggregate of 1,266,175 shares of common stock at an exercise price of $0.17 per share. In addition, the placement agent received 844,118 shares. The total fair value of warrants and shares issued is approximately $368,000. The conversion rate adjustment increased the shares issued to the Placement Agent. The series A Warrants increased to 1,471,919 and the series B Warrant increased to 2,299,873.

The fair value of each warrant on the date issued was estimated using the Black-Scholes valuation model. The following assumptions were used for the calculation of the warrants granted in March 2013.

	(Series A Warrants)	(Series B Warrants)
Expected term	5 years	7 months
Expected average volatility	36.00%	36.00%
Expected dividend yield	0%	0%
Risk-free interest rate	.80%	.12%

The recorded discount on the convertible notes payable is being amortized to interest expense over the life of the note or seven months for the discount associated with Series B Warrants and is summarized as follows as of June 30, 2013.

		Debt Discount
Due Date	Face Value	Initial Value	Discount	Amortization	Carrying Value

April 10, 2013	$181,000	$178,309	$(2,691)	$-	$181,000

7.	INCOME TAXES

The Company recorded no income tax benefit or expense for the losses for the nine months ended June 30, 2013 and 2012 since management has determined that the realization is not assured and has created a valuation allowance for the full amount of deferred tax assets.

8.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

At June 30, 2013, the Company had 10,000,000 shares authorized and no shares issued and outstanding of its $0.001 par value preferred stock.

Common stock

At June 30, 2013 and September 30, 2012, the Company had 400,000,000 shares authorized and 262,248,447 and 164,700,150 shares issued and outstanding, respectively, of its $0.001 par value common stock.

Transactions during the nine months ended June 30, 2013

Common Stock

During the nine months ended June 30, 2013, the Company issued 24,127,640 shares of common stock upon conversion of convertible notes payable with a principal balance and accrued interest totaling $2,271,317.

Warrants

During the nine months ended June 30, 2013, the holders of the February 2012 Notes exercised approximately 13,830,216 of series B Warrants issued in connection therewith for common stock which generated $1,521,324 in cash. The fair value of the warrants included in APIC was reduced by $611,654 to reflect the Fair Value of the remaining warrants. In addition, during the period there were cashless exercises in the amount of 919,018 shares from our series A warrants issued in connection with the February 2012 Notes.

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

During the nine months ended June 30, 2013, the holders of the March 2013 Notes exercised approximately 4,186,737 of series B Warrants issued in connection therewith for common stock which generated $529,386 in cash. The fair value of the warrants included in APIC was reduced by $222,652 to reflect the fair value of the remaining warrants. To induce exercise of these warrants, the Company reduced the exercise price for the series B Warrant holders from $0.094, the remeasured fair value, to $0.076 and then $0.055. As a result of this inducement, the Company recognized warrant inducement loss of $316,274.

Options

During the nine months ended June 30, 2013, the Company granted options to acquire up to 17,915,832 shares of its common stock to athletes for endorsement services and to consultants for services performed or to be performed. An intrinsic value in the amount of $1,130,903 for these options was determined using the Black-Scholes method. These options were expensed immediately as a result of these options being issued for certain contingencies which have been satisfied.

In addition, 12,720,871 options with an intrinsic value totaling $516,617 were issued to employees and directors during the quarter ended June 30, 2013.  During the nine months ended June 30, 2013, a former employee and several consultants exercised their stock options for 2,655,317 shares which generated cash in the amount of $33,950.

Settlement

During the nine months ended June 30, 2013, the Company entered into a settlement agreement with a consultant. As part of this agreement, the Company issue approximately 3,100,000 shares with a fair value of $403,000. In addition to the restricted shares issued as part of this settlement, the consultant also exercised (cashless) stock options for 390,852 shares with a fair value of $20,323.

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

Related party amounts included in the balance sheet may be summarized as follows:

Accounts payable - related parties:

	June 30, 2013	September 30, 2012

Hank Durschlag	$75,000	$16,178
	$75,000	$16,178

Hank Durschlag is a former officer and director in Double Eagle Holdings, Ltd. Mr. Durschlag is not involved in any operational matters related to Fuse Science, Inc. and these payments relate to remaining obligations to him in his former capacity.

There were no transactions with related parties in the statement of operations for the nine months ended June 30, 2013. Transactions with related parties in the statement of operations for the nine months ended June 30, 2012 include:

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

During the nine months ended June 30, 2013, the Company granted options for 30,636,703 shares of restricted common stock, under the Plan, with a fair value of $1,647,520.

Data concerning all stock options granted during the nine months ended June 30, 2013 is as follows:

		Weighted-
		Average	Number
	Number	Remaining	Of
Exercise	Of	Contractual	Options
Price Range	Options	Life (Years)	Exercisable

$0.11 - $0.20	25,902,654	4.46	12,042,946
$0.20 - $0.30	4,734,049	4.33	2,362,174

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the nine months ended June 30, 2013:

2013

Expected term	1-5 years
Expected average volatility	33%-62%
Expected dividend yield	0%
Risk-free interest rate	.62%-.1.38%
Expected annual forfeiture rate	0%

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

At June 30, 2013, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.

		Exercise
	Amount	Price	Shares

Convertible debt	$5,000	$0.025	200,000
Detachable warrants		$0.021	90,500
Detachable warrants		$0.120	5,792,480
Detachable warrants		$0.120	2,817,176
Detachable warrants		$0.120	750,000
Detachable warrants		$0.250	3,583,334
Detachable warrants – A – Series A & B Notes and placement agent warrants		$0.146	21,903,582
Detachable warrants – B – Series A & B Notes and placement agent warrants		$0.094	17,716,845
Detachable warrants – A – Issued with Exchange		$0.300	8,601,814
			61,455,731

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

Consulting agreement - The Company entered into a consulting agreement with Mr. Durschlag in April 2010 under which he should receive $100,000 over the next year.  In addition, in accordance with the terms of his patent assignment and technology transfer agreement, Mr. Durschlag is entitled to royalties on Fuse Science, Inc. sales as follows:

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 as Compared to Three Months Ended June, 2012.

Revenues and Gross Profit

	Three Months ended
	June 30,		$	%
	2013	2012	Change	Change

Sales, net	$322,390	$35,872	$286,518	798%
Cost of sales	114,655	10,960	103,695	946%
Gross margin	$207,735	$24,912	$182,823	734%
Gross margin %	64.4%	69.4%	-	(7.2)%

Sales

Net Sales were $322,390 for the three months ended June 30, 2013, as compared to $35,872 for the three months ended June 30, 2012. The increase in sales is due to the initial expansion of retail distribution nationally led by Walgreens, Discount Drug Mart, Golf Galaxy and others.

Gross Profit

Gross profit percentage during the three months ended June 30, 2013 was 64% compared to 69% for the three months ending June 30, 2012. Sales for the three months ended June 30, 2013 consisted of Enerjel™, Powerfuse™ and Electrofuse™. Sales for the three months ended June 30, 2012 only consisted of Enerjel™. This change is the result of a larger portion of sales being sold at wholesale pricing versus direct to consumer.

Operating Costs and Expenses

	Three Months ended
	June 30,		$
	2013	2012	Change

General and administrative	$1,783,388	$1,411,491	$371,897
Sales and Marketing	461,800	466,908	(5,108)
	$2,245,188	$1,878,399	$366,789

Our operating expenses were $2,245,188 and $1,878,399 for the three months ended June 30, 2013 and June 30, 2012, respectively, an increase of $366,789 from 2012 to 2013, reflecting increased operations. For the three months ending June 30, 2013, $1,210,243 was recorded for share-based compensation and amortization of deferred compensation. This compares with $585,266 for share-based compensation and amortization of deferred compensation for the three months ending June 30, 2012. The deferred compensation expense in 2013 and 2012 represents the amortized fair value of stock and options issued for services to non-employees. The share-based compensation charges to operations in 2013 and 2012 were primarily for stock options granted under our 2011 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

General and Administrative Expenses

For the three months ended June 30, 2013 and 2012, general and administrative expenses were $1,783,388 and $1,411,791 respectively. The increase of $371,897 is primarily composed of increases in non-cash stock-based compensation costs of $745,320 to consultants and $294,573 in compensation expenses to employees. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Sales and Marketing

For the three months ended June 30, 2013 and 2012, sales and marketing expenses were $461,800 and $466,908, respectively. Included in the decrease of $5,108 in 2013 is a result of amortization of deferred compensation (non-cash) of approximately $170,350 as of June 30, 2013 compared to $279,893 as of June 30, 2012. The Company’s products are endorsed by a number of professional athletes which are remunerated with cash and non-cash payments. The decrease in sales and marketing is also attributed to endorsement contracts with these professional athletes. Sales and marketing expenses consist primarily of support costs for sales and marketing efforts, professional services, promotional, marketing and related activities. It is anticipated that these investments will grow substantially with the marketing efforts in support of the new distribution this quarter and the future.

	Three Months ended June 30,
	2013	2012

Professional fees	$1,184,558	$865,127
Salaries and benefits	502,935	526,065
Other general and administrative expense	95,895	20,299
	$1,783,388	$1,411,491

Professional Fees Expense

Professional fees expense increased to $1,184,558 for the three months ended June 30, 2013, from $865,127 for the three months ended June 30, 2012. Professional fees include legal, compliance, protection, accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. Professional fees also includes $745,320 in non-cash compensation.

Salary and Benefits

Salary and benefits (decreased) to $502,935 for the three months ended June 30, 2013 from $526,065 for the three months ended June 30, 2012. The decrease of approximately $23,130 was due to a decrease in non cash personnel compensation. During the second quarter of the fiscal year the Company hired additional personnel. Salary and benefits increase includes $294,573 in non-cash compensation.

Other Expense

Other expense consists of the following:

	Three Months ended June 30,
	2013	2012
Beneficial conversion feature of convertible notes payable	$524,576	$-
Interest expense	(1,807,888)	(462,610)
	$(1,283,312)	$(462,610)

Beneficial Conversion Feature

Beneficial conversion feature (“BCF”) was $524,576 (net benefit) for the three months ended June 30, 2013. This is the result of the remeasurement of the conversion rate for the March 2013 Notes. On June 6, 2013, the Company adjusted the conversation rate resulting in a reduction of the BCF by $524,576. This was offset by warrant inducement loss of approximately $316,274 for a net BCF benefit for the quarter of $208,302.

Interest Expense

Interest expense is primarily attributable to convertible notes payable. During February of 2012, the Company issued $3,169,359 of convertible notes bearing interest of 9%. On March 7, 2013, the Company issued similar notes with an aggregate face value of $2,050,000 bearing interest of 5%. Interest expense amounted to $1,807,888 for the three months ended June 30, 2013, as compared to interest expense of approximately $462,610 for the three months ended June 30, 2012. Also included in interest expense is amortization of financing fees relating to the notes and amortization of note discounts on the balance of the outstanding notes. The increase in interest expense of approximately $1,345,278 is due to the differences in the discounts and finance fees for the two notes.

Nine Months Ended June 30, 2013 as Compared to Nine Months Ended June 30, 2012:

Revenues and Gross Profit

	Nine months ended
	June 30,		$	%
	2013	2012	Change	Change

Sales, net	$419,724	$60,045	$359,679	599%
Cost of sales	153,147	16,827	136,320	810%
Gross margin	$266,577	$43,218	$223,359	517%
Gross margin %	63.5%	72%	-	(11.8)%

Sales

Net Sales were $419,724 for the nine months ended June 30, 2013, as compared to $60,045 for the nine months ended June 30, 2012. The increase in sales is due to the initial expansion of retail distribution nationally led by Walgreens, Discount Drug Mart, Golf Galaxy and others.

Gross Profit

Gross profit percentage during the nine months ended June 30, 2013 was 64% and 72% for the nine months ended June 30, 2012. Sales for the nine months consisted of Enerjel™, Powerfuse™ and Electrofuse™. The change is the result of a larger portion of sales being sold at wholesale pricing versus direct to consumer.

Operating Costs and Expenses

	Nine months ended
	June 30,		$
	2013	2012	Change

General and administrative	$4,277,662	$2,967,751	$1,309,911
Sales and marketing	1,969,822	1,596,724	373,098
Research and development	1,600	-	1,600
	$6,249,084	$4,564,475	$1,684,609

Our operating expenses were $6,249,084 and $4,564,475 for the nine months ended June 30, 2013 and June 30, 2012, respectively, an increase of $1,684,609 from 2012 to 2013, reflecting increased operations. For the nine months ending June 30, 2013, $2,813,436 was recorded for share-based compensation and amortization of deferred compensation. This compares with $1,761,987 for share-based compensation and amortization of deferred compensation for the nine months ending June 30, 2012. The deferred compensation expense in 2012 and 2012 represents the amortized fair value of stock and options issued for services to non-employees. The share-based compensation charges to operations in 2013 and 2012 were primarily for stock options granted under our 2011 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

General and Administrative Expenses

For the nine months ended June 30, 2013 and 2012, general and administrative expenses were $4,277,662 and $2,967,751, respectively. The increase of $1,309,911is primarily composed of increases in non-cash stock-based compensation costs of $1,112,303 to consultants and $803,079 in compensation expenses to employees. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Sales and Marketing

For the nine months ended June 30, 2013 and 2012, sales and marketing expenses were $1,969,822 and $1,596,724, respectively. The increase of $ 373,098 is primarily due to the marketing efforts for Enerjel™, and PowerFuse™ and ElectroFuse™, which were subsequently launched online in December 2012. Included in the increase in 2013 is amortization of deferred compensation (non-cash) of approximately $898,054 as of June 30, 2013 compared to $903,545 as of June 30, 2012. The Company’s products are endorsed by a number of professional athletes which are remunerated cash and non-cash payments. The increase in sales and marketing is also attributed to endorsement contracts with these professional athletes. Sales and marketing expenses consist primarily of support costs for sales and marketing efforts, professional services, promotional, marketing and related activities.

	Nine Months Ended June 30,
	2013	2012

Professional fees	$2,307,806	$1,732,653
Salaries and benefits	1,610,673	1,019,906
Other general and administrative expense	359,183	215,192
	$4,277,662	$2,967,751

Professional Fees Expense

Professional fees expense increased to $ 2,307,806 for the nine months ended June 30, 2013, from $1,732,653 for the nine months ended June 30, 2012. This increase was due to the Company’s requirements for legal, compliance, protection and accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. Professional fees expense increase also includes $1,112,304 in non-cash compensation.

Salary and Benefits

Salary and benefits amounted to $ 1,610,673 for the nine months ended June 30, 2013 from $1,019,906 for the nine months ended June 30, 2012. The increase of approximately $590,767 was due to an increase in personnel headcount. Prior to April 1, 2012 the Company limited payments to employees and consultants based on cash availability resulting in underpayment of salaries. During the second quarter of the fiscal year the Company hired additional personnel. The payroll increase includes $803,079 in non-cash compensation.

Research and Development

Included in our operating expenses for June 30, 2013 is approximately $1,600 for research and development expenses compared to $0 for June 30, 2012. Research and development expenses consist primarily of compensation for contractors engaged in internal research and product development activities, laboratory operations, and related expenses. The Company considers research and development of its technology and the science behind its products an important cornerstone of its continuing efforts. As the Company progresses it will continue to invest in research and development and anticipates increases year over year.

Other Expense

Other expense consists of the following:

	Nine Months Ended June 30,
	2013	2012
Beneficial conversion feature of convertible notes payable	$481,668	$821,476
Interest expense	2,164,336	1,174,912
	$2,646,004	$1,996,388

Beneficial Conversion Feature

Beneficial conversion feature (“BCF”) was $481,668 for the nine months ended June 30, 2013, as compared to $821,476 for the nine months ended June 30, 2012, a decrease of $339,808. The BCF for the nine months ending June 30, 2013, also include a loss on inducement of warrants for approximately $316,000. This decrease when compared to June 30, 2012 is the result of the fair value of the embedded conversion feature associated with the March 2013 Notes versus that associated with the February 2012 Notes.

Interest Expense

Interest expense is primarily attributable to convertible notes payable. During February of 2012, the Company issued $3,169,359 of convertible notes bearing interest of 9%. On March 7, 2013, the Company issued similar notes with an aggregate face value of $2,050,000 bearing interest of 5%. Interest expense amounted to $2,164,336 for the nine months ended June 30, 2013, as compared to interest expense of approximately $1,174,912 for the nine months ended June 30, 2012. Also included in interest expense is amortization of financing fees relating to the notes and amortization of note discounts on the balance of the outstanding notes. The increase in interest expense of approximately $989,424 is primarily due to the amortization of discount and financing fees.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The following table summarizes total current assets, liabilities and working deficit at June 30, 2013 compared to June 30, 2012.

	June 30, 2013	June 30, 2012	Increase/ (Decrease)

Current Assets	$1,922,226	$1,269,382	$652,844
Current Liabilities	$1,940,029	$618,981	$1,396,048
Working Capital (Deficit)	$(17,803)	$650,401	$(668,204)

As June 30, 2013, we had a working deficit of $(17,803), as compared to working capital of $650,401 at June 30, 2012, a decrease of $668,204. The decrease is primarily attributable to the Company buying additional inventory on credit as well as issuing notes in the amount of $181,000 during the period.

Net cash used in operating activities for the nine months ended June 30, 2013 and 2012 was $(3,808,854) and $(3,191,146), respectively. The net loss for the nine months ended June 30, 2013 and 2012 was $(8,944,785) and $(6,523,375), respectively.

Net cash used in investing activities for the nine months ended June 30, 2013 and 2012 respectively, was $(66,063) and $(21,190), respectively. The Company purchased equipment during the nine months ended June 30, 2013.

Net cash obtained through all financing activities for the nine months ended June 30, 2013 was $4,193,082, as compared to $3,115,426 which was obtained for the nine months ended June 30, 2012. The increase of approximately $1,077,656 is primarily for issuing the March 2013 Notes for $2,050,000 as well as warrant exercises from the February 2012 Notes of $1,521,324 and warrant exercises from the March 2013 Notes in the amount of approximately $529,000. Besides the foregoing existing notes and warrants, the Company issued additional notes and warrants (which we exercised) generating $1,521,324 in cash for the Company.

Our primary source of operating cash has been through private placements of our securities, principally convertible notes and warrants and the subsequent exercise of certain of those warrants. The Company has also initiated purchase order financing which reduces security based private placement.

Management estimates that it will need between $1,000,000 and $3,000,000 in capital through June 30, 2014 to continue to commercialize our products, license our technology and otherwise fully implement our business plan. We have no commitments to raise any such capital. If such capital is not available when needed on commercially reasonable terms or otherwise, we may have to scale down or delay implementation of our business plan in whole or in part and curtail its business activities, which would seriously harm the Company and its prospects.

Going Concern

The Company's financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At June 30, 2013, the Company had cash of approximately $380,215 and a working deficit of $(17,803). Further, at June 30, 2013, the accumulated deficit amounted to $32,058,829. As a result of the Company's history of losses and unfavorable financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The Company will require additional funding of between $1,000,000 and $3,000,000 through June 30, 2014 to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

In response to these problems, management has taken the following actions:

·	continue with the implementation of our business plan;

·	generate new sales from expanded retail distribution of EnerJel™, PowerFuse™ and ElectroFuse™;

·	seeking additional third party debt and/or equity financing;

·	continue facilitation of licensing efforts; and

·	allocate sufficient resources to continue with advertising and marketing efforts.

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

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and sell products; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that we will incur between $1,000,000 and $3,000,000 in cash expenditures for our operating expenses through June 30, 2014. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of June 30, 2013.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Our management's report was not subject to audit or attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this annual report.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2013.

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

FUSE SCIENCE, INC.

August 14, 2013	By: /s/Brian Tuffin
Brian Tuffin,
Chief Executive Officer and
Acting Chief Financial Officer

