Form 10-K
period 2013-09-30
Fuse Science, Inc.
filed 2014-01-22
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013
Commission File Number 000-22991

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐ .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐ .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerate filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2013):  $33,680,873.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 398,915,143 shares of common stock outstanding as of January 17, 2014.

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

Business Overview

Fuse Science, Inc. (the “Company,” “we,” “us,” “Fuse Science” or “Fuse”) is an innovative consumer products company based in Miami Lakes, Florida. Fuse Science holds the rights to new, patent-pending technologies working to redefine how consumers receive energy, medicines, vitamins and minerals. The Company maintains the rights to sublingual and transdermal delivery systems for bioactive agents that can now, for the first time, effectively encapsulate and charge many varying molecules in order to produce complete product formulations which can be consumed orally, applied topically or delivered otherwise sublingually or transdermally, thereby bypassing the gastrointestinal tract and entering the blood stream directly. The Fuse Science technology is designed to accelerate conveyance of medicines or nutrients relative to traditional pills and liquids and can enhance how consumers receive these products.

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

The Company’s initial sports nutrition and performance product, Enerjel™, was launched online on December 30, 2011, followed by its expansion into targeted retail distribution channels in mid-2012. Enerjel™ is a topical product leveraging some of our proprietary technology, which is designed to address muscle fatigue and soreness, before, during and after physical activity. In December 2012, the Company launched its initial “DROP” products, PowerFuse™ (an energy formulation in a concentrated drop) and ElectroFuse™ (an electrolyte formula in a concentrated drop), online, with the expansion into targeted retail distribution channels in 2013. Walgreen’s was the first national retailer to carry the drop line which is now authorized in all 8,000 stores. Simultaneously, the Company is focusing on OTC and pharmaceutical licensing efforts beginning with analgesic, hypoglycemic, and hyperglycemic platforms, with the assistance of Atlas Advisors, an investment banking firm specializing in this field. We believe that our dual approach provides a foundation for a long-term strategy to deliver significant shareholder value.

Our primary focus continues to be increasing market-acceptance for our products and, accordingly, increasing sales. We anticipate continued growth through strategic partnerships in the sports nutrition space and continued development of our technology licensing efforts.

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

 In 2011, the assets of two privately held companies were transferred to a newly formed Delaware company, Fuse Science, Inc., now known as FSR&D (“FSR&D”).  FSR&D was developing sublingual and transdermal delivery technologies with applications in the sports nutrition and medical fields for the delivery of energy, medicines, vitamins and minerals.  Pursuant to an exchange agreement dated April 14, 2011 the Company, whose corporate name was then “Double Eagle Holdings, Ltd.,” exchanged all the common stock of FSR&D for an aggregate of 23,297,000 shares of the Company’s common stock such that FSR&D is now a wholly owned subsidiary of the Company.

In December 2011, the Company changed its name from “Double Eagle Holdings, Ltd.” to “Fuse Science, Inc.”

Recent Developments

The Company recently undertook a series of actions to provide additional capital and otherwise facilitate the execution of Fuse’s business objectives, the  implementation of our growth strategy and the ultimate creation of shareholder value.

From November 2013 through January 2014, we concluded a series of exchange offers pursuant to which we repurchased certain of our outstanding warrants from the holders thereof (the “Holders”).  Under exchange agreements entered into between the Company and the Holders, the Holders of warrants to purchase an aggregate of 18,991,054 shares of our common stock and Exchange Warrants to purchase an aggregate of 8,530,792 shares of our common stock agreed to exchange their Series A Warrants and/or their Exchange Warrants for an aggregate of 81,234,016 shares of our common stock (the “Exchange Shares”). The Exchange Shares were issued to the Holders pursuant to the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

On January 3, 2014 (“Closing”), we also entered into a securities purchase agreement (the “Purchase Agreement”) with two (2) investors (the “New Investors”) pursuant to which we issued and sold senior secured convertible notes in the aggregate original principal amount of $1,000,000 (the “Senior Notes”) and warrants to purchase up to 75,000,000 shares of Fuse’s common stock (the “Warrants”). $550,000 in principal amount of Senior Notes and Warrants to purchase 41,250,000 shares of our common stock were issued at Closing.  The balance of $450,000 will be funded in four (4) monthly installments of $100,000 in principal amount of Senior Notes and Warrants to purchase 7,500,000 shares of our common stock and a final installment of $50,000 in principal amount of Senior Notes and Warrants to purchase 3,750,000 shares of our common stock, subject to satisfaction of customary conditions at the closing of each installment.

In addition to the foregoing, the holders of the $775,000 in principal amount of our 10% senior secured convertible notes (the “Exchange Investors”), originally issued in private transactions in November and December 2013, agreed to exchange their notes for an equal principal amount of Senior Notes.

The indebtedness evidenced by the Senior Notes bears interest at 12% per year, payable when the Senior Notes become due and mature on the fifth (5th) anniversary from issuance, provided a holder of Senior Notes may require Fuse to redeem the holder’s Senior Notes at any time after the first (1st) anniversary of issuance.  The principal amount of the Senior Notes will be payable on the maturity date or such earlier as the Senior Notes become due.  The Senior Notes may be converted into the Company’s common stock, at the option of the holder, at any time following issuance at an initial conversion price of $0.02 (the “Fixed Conversion Price”).  From and after the sixth (6th) month anniversary of the issuance of the Senior Notes, the conversion price of the Senior Notes will be equal to the lower of (i) the Fixed Conversion Price and (ii) sixty percent (60%) of the arithmetic average of the one (1) lowest weighted average price our common stock for the sixty (60) trading days immediately preceding any conversion of the Senior Notes (the “Alternative Conversion Price,” and together with the Fixed Conversion Price, the “Conversion Price”).  The Conversion Price is also subject to anti-dilution adjustments as provided for in the Senior Notes.  The Senior Notes are secured by a first lien on substantially all of Fuse’s assets pursuant to a pledge and security agreement (the “Security Agreement”) and guaranteed by the Company’s subsidiaries..

Under the terms of the Warrants, the Holders are entitled to exercise the Warrants for a period of seven (7) years from issuance at a price of $0.0259 per share (subject to adjustment as provided in the Warrant).

The Purchase Agreement requires us to seek shareholder approval to (1) increase the number of authorized shares of common stock to 800 million shares and (2) authorize implementation of a reverse split of the common stock at a ratio of 200:1.

The securities issued to the New Investors were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D thereunder.  The Notes issued to the Exchange Investors were issued to the Exchange Investors pursuant to the exemption from registration afforded by Section 3(a)(9) of the Securities Act.

Our Technology

Delivery mechanisms for the bioactive agents of pharmaceutical and nutraceutical compounds (“bioactives”) lie within a constantly expanding field of research. As research and technology advance, so do the avenues of health and nutrition. In this field of research, it is a known fact that the bioavailability of any bioactive administered to the body drastically decreases when delivered through the gastrointestinal (“GI”) tract. Through the GI tract, the amount of bioactives actually utilized is neither cost nor time efficient.

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

Products and Product Pipeline

We believe that through use of our delivery systems and devices, ant-inflammatory medication, analgesics and antihistamines will be able to be administered with equal or higher bioavailability. Vitamins, minerals and caffeine will be able to be delivered with more convenience and faster absorption. We further now believe that we have the ability to significantly improve the transdermal bioavailability of the sex hormone estradiol which is extremely relevant to all women as they age.   We anticipate a large range of pharmaceutical and nutraceutical drug bioactives will be able to be delivered through the technology used in our delivery systems, which we believe will lead to greater efficiency in cost, time, product efficacy and user compliance.

  Our current product line consists of:

•	EnerJel™ - a topical product leveraging some of our proprietary technology, which is designed to address muscle fatigue and soreness, before, during and after physical activity. The product contains a natural anti-inflammatory and energy source which is directly applied to the problem area. EnerJel™ was launched online on December 30, 2011 and expanded into targeted retail distribution channels in mid-2012.

•	PowerFuse™ - Fuse Science’s first energy formula in a concentrated drop. Administered quickly and easily by mouth, it allows for optimal absorption, so that you feel energized and are able to perform at your natural best throughout the game, workout or day. PowerFuse™ contains natural ingredients, causes no sugar crash with zero calories and less than half the caffeine of an eight ounce cup of premium coffee. It is available in a great tasting Berry Blast Flavor. PowerFuse™ was launched online in December 2012 and is currently available nationally at Walgreen’s.

•	ElectroFuse™ - Fuse Science’s first electrolyte formula in a concentrated drop. Administered quickly and easily by mouth, it allows for optimal absorption of the electrolytes. ElectroFuse™ contains natural ingredients, causes no sugar crash with zero calories, is easily portable and is available in a great tasting Salty-Sweet flavor. Electrofuse™ was launched online in December 2012 and is currently available nationally at Walgreen’s.

In support of our licensing efforts, there are a series of potential product formulations in various categories that are being contemplated or are in development through defined project platforms. It is anticipated that these formulations will be licensed and supplied to industry leaders in their respective categories. Immediate areas of focus include, but are not limited to:

Rx Applications	OTC Applications	OTC Applications (continued)

• Estradiol	• Aspirin	• Analgesics
• Paclitaxel	• Caffeine	• Allergy
• Insulin	• Folic Acid	• Cough and Cold
• Niacin	• Vitamin E	• Sleep Aids
• Nicotine	• Niacin	• Appetite Suppressants
	• Anti-Aging Skin Care	• Complex Nutraceuticals

In August 2012, we entered into a letter of intent with Macular Health, LLC (“Macular”), a leading manufacturer and distributor of macular degeneration nutritional supplements. Macular Health has partnered with Fuse to develop new patent pending sublingual drop formulations to enhance treatment for Age-Related Macular Degeneration (“AMD”). AMD is a medical condition, which usually affects older adults and results in a loss of vision because of damage to the retina. In November 2013, Macular Health showcased the MacuDrop™ AREDS II Formula at the American Academy of Ophthalmology Meeting with positive response.  We have advanced to the commercialization phase of the partnership and we are currently negotiating the terms of a license agreement with Macular Health although there is no assurance we will be  successful in doing so.

Manufacturing

Fuse uses Cure Pharmaceutical, Inc. (“Cure Pharma”), as a third party contract manufacturer for its products. Cure Pharma manufacturers Fuse’s products pursuant to a manufacturing agreement at a negotiated cost. The manufacturing agreement is subject to automatic one-year renewals each November unless terminated by either party upon breach or upon sixty (60) days’ prior written notice. Manufacturing is conducted in Cure Pharma’s U.S. Food and Drug Administration (“FDA”) inspected facility in Oxnard, California, which meets Current Good Manufacturing Practices (“cGMP”) and Good laboratory practice (“GLP”) standards. The manufacturing facility operates with pharmaceutical grade equipment and processes as a standard operating practice, which will allow it to manufacture pharmaceutical grade applications of our technology.  Trade Secrets are maintained within this facility and current capacity will meet the needs of the business in the foreseeable future with adequate space for expansion.

In the event Fuse’s manufacturing agreement with Cure Pharma is terminated, Fuse currently would likely experience disruptions in product supply. Accordingly, since the fourth quarter of fiscal 2012, Fuse Science has been making capital investments in the manufacturing process to improve efficiency, reduce cost and expand output. We plan to continue making further capital investments in the manufacturing process during fiscal 2014 to optimize quality control, further improve operational efficiency and ensure sufficient levels of product output to meet demand. There is no assurance, however, that Fuse will be able to successfully do so.

Marketing and Sales

The launch of our sports nutrition and performance products began with the online launch of EnerJel™ on December 30, 2011, followed by its expansion into targeted retail distribution channels in mid-2012. In December 2012, we launched PowerFuse™ and ElectroFuse™ online, with expansion into targeted retail distribution channels in 2013. We select distribution channels which we believe create a strategic advantage for our products. Target retailers for our products include drugstores, health food stores, grocery stores, sporting goods stores and mass merchants. The first national chain to carry the Drop line of products is Walgreen’s with distribution authorized in all 8,000 Walgreen’s stores nationwide.

In 2013, we continued establishing strategic marketing and distribution partnerships with various retailers (in addition to Walgreen’s), including, Duane Reade, Discount Drug Mart and Kinney Drugs.  We anticipate continuing these efforts in 2014.

Target consumers for our sports nutrition and performance products are active males and females who exercise frequently. It is our intent to further leverage our high profile endorsement partners to promote and generate consumer product trials via TV, social media, database marketing and grass roots marketing efforts. We focus on athletes with a substantial social media presence in our endeavor to reach 30,000,000 target consumers with each communication leveraging our athlete partner portfolio.

Endorsement Partnerships

Our endorsement partnerships represent a cornerstone for the Company’s efforts to build brand and product identity and awareness more rapidly than traditionally realized from basic advertising and promotion. In 2013, we increased investment in traditional commercial media and creative development using our athlete partnerships.  Despite constraints on our capital resources, during 2013 we entered into endorsement partnerships by available capital but progress was made beginning with Zoe Ramano, the first person to run the Tour de France on foot, Garrett Jones, 13 year old Nascar champion, Kris Versteeg, Stanley Cup Champion for the Chicago Black Hawks, David “Big Papi” Ortiz, World Series MVP and Andy Murray, Wimbledon Champion.  It is believed that this will allow for more targeted marketing messages to be delivered in real time, with increased quality and relevance to our target consumers. The following are some of the key endorsement partners of the Company:

•	Tiger Woods: World Leader in Golf

•	Zoe Ramono: Ultra Marathoner

•	David “Big Papi” Ortiz: Boston Red Sox

•	Jose Bautista: Toronto Blue Jays

•	Arian Foster: Houston Texans

•	Kris Versteeg: Chicago Blackhawks

•	Glover Quin: Houston Texans

•	Garrett Jones: 13 Year Old Nascar Driver

•	Florida Panthers: NHL Hockey Team

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

Intellectual Property

Our proprietary technology is comprised of a combination of filed, and to-be-filed provisional and pending patent applications as well as trade secrets that enable the full complement of the technology through each modality. The pending patent application is licensed by Fuse through an exclusive thirty (30) year worldwide license agreement with the developer of this technology. There can be no assurance that patent applications to which we hold rights or subsequently file will result in the issuance of patents or that any patents issued will provide commercially significant protection to our technology. We also protect our trade secrets via internal corporate procedures conducive to rigid protection of our intellectual property in total. It is our diligent corporate practice to facilitate the ongoing advancement and defense of all intellectual property that support the going efforts of the Company. The Company cannot guarantee that it will not infringe on intellectual property rights belonging to third parties, that third parties will not infringe upon the intellectual property belonging to the Company, or that third parties will not develop a competing products without infringing on the Company’s intellectual property rights, any of which could harm its business.

Research and Development

We currently contract with the developer of our technology to provide product development and other research and development services. Our scientific team is enhanced by various members of our board of directors. During 2014, we intend to continue developing an in-house research and development team, who will coordinate these external efforts.

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

Employees

The Company currently employs two (2) full time persons, including its executive officers.  This includes an internal sales force of three salary and commission-based salespersons and one additional commission-based distributor representative, who focus on direct sales. We use non-employee consultants to assist us in formulating research and development strategy, preparing regulatory submissions, developing protocols for clinical trials, and designing, equipping and staffing our manufacturing facilities and business development. These consultants and advisors usually have the right to terminate their relationship with us on short notice. As the Company expands its operations, it will be required to hire technical, marketing and sales and administrative personnel on a full time basis.

ITEM 1A.	RISK FACTORS

We have a limited operating history with our current business.

The Company was incorporated in 1988 and has engaged in a number of businesses as a private and subsequently a publicly held company, including developing and marketing data communications and networking infrastructure solutions for business, government and education (which business was sold in 2002) and as a “ business development company ” under the Investment Company Act of 1940, from 2007 to 2009.

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

The Company incurred net losses of ($21,368,353) and ($11,042,438) for the years ended September 30, 2013 and 2012, respectively. As of September 30, 2013, we had a total stockholders’ deficit of ($661,471). Our independent auditors reports for the years ended September 31, 2013 and 2012 includes an explanatory paragraph stating that our lack of revenues and working capital raise substantial doubt about our ability to continue as a going concern.  The presence of such a paragraph may adversely impact our ability to raise additional capital.

The Company will require substantial additional financing to become commercially viable.

To date, the Company has funded its development activities primarily through private placements of its securities and the subsequent exercise of warrants sold in those offerings, which raised approximately $ 4,815,000 and $5,288,000 during the years ended September 30, 2013 and 2012, respectively. The Company will require additional financing of approximately $5,000,000 to $7,000,000 during fiscal 2014 to fully implement our business plan.   We have no commitments or firm plans to raise the additional financing and there can be no assurance that necessary additional financing will be available to the Company, on favorable terms or otherwise.  Moreover, any such additional financing may dilute the interests of existing stockholders.  The absence of additional financing when needed, could cause the Company to scale down or delay implementation of its business plan in whole or in part and curtail its business activities, which would seriously harm the Company and its prospects.

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

Our Amended and Restated Articles of Incorporation and Amended and Restated Bylaws provide for the indemnification of our executive officers and directors.  We have been advised that, in the opinion of the Securities and Exchange Commission (the “SEC”), indemnification for liabilities arising under federal securities laws is against public policy as expressed in the SEC and is, therefore, unenforceable.

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

Our common stock is a penny stock.  The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in, and limit the marketability of, our common stock.

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

As of the date of this report, we have approximately 233,554,958 shares of common stock issuable upon exercise of outstanding options and warrants and conversion of outstanding Notes. Such “market overhang” could adversely impact the market price of our common stock as a result of the dilution which would result if such securities were converted into shares of common stock.

We may be subject to government regulation.

Depending on the category of potential products, regulatory requirements vary widely. Our sports and nutrition products typically do not require prior approval of the U.S. Food and Drug Administration (the “ FDA “) to market, but are subject to various regulations governing purity labeling and advertising. As we move to license our technology for OTC and other medicines, FDA approval requirements are more complex and the cost of complying therewith increases. Failure to comply with any regulatory requirements applicable to us could substantially harm our business.

ITEM 2.	PROPERTIES

We currently lease approximately 3,000 square feet of office and warehouse space in Miami Lakes, Florida. The space is occupied pursuant to a two (2) year lease with a non-affiliated party expired in January 2014, at a monthly rental of $1,950, including taxes. The Company is now on a month to month rental agreement.

ITEM 3.	LEGAL PROCEEDINGS

 During 2013, a dispute arose between the Company and Maurice “Hank” Durschlag, the Company’s former President, with respect to royalties allegedly due, Mr. Durschlag pursuant to a royalty agreement (the “Royalty Agreement”) entered into at the time of the Company’s April 2011 acquisition of the Delaware corporation now known as FSR&D.  On August 18, 2013, Mr. Durschlag instituted a breach of contract action in North Carolina state court based on the Company’s purported failure to make royalty payments under the Royalty Agreement.  On October 10, 2013, the Company learned that a default had been entered in this case.  On or about January 10, 2014, the Company filed a Motion to Set Aside Default pursuant to which the Company seeks to set aside the default and compel arbitration pursuant to the Royalty Agreement’s arbitration provision.  The case and the motion are currently pending.  The Company believes that Mr. Durschlag’s claims are without merit as the Company does not believe it utilizes any technology covered by Royalty Agreement and will vigorously context Mr. Durschlag’s claim.

ITEM 4.	MINE SAFETY DISCLOSURES

 Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded in the over-the-counter market and is quoted on the OTCQB under the symbol "DROP."  Prior to November 3, 2011, our common stock traded under the symbol "DEGH."

The market closing, high and low prices during each quarter for the last two years are as follows:

QUARTER ENDED	CLOSING	HIGH	LOW
	($)	($)	($)

December 31, 2011	..64	..83	..18
March 31, 2012	..37	..65	..25
June 30, 2012	..30	..45	..16
September 30, 2012	..12	..32	..08

December 31, 2012	..18	..25	..11
March 31, 2013	..15	..28	..15
June 30, 2013	..08	..17	..07
September 30, 2013	..07	..10	..06

Number of Shareholders and Total Outstanding Shares

As of January 17, 2014 there were 398,915,143 shares of common stock issued and outstanding, held by approximately 90 shareholders of record.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2013, we had the following compensation plans in place under which shares of our common stock were authorized for issuance:

				Number of securities remaining
	Number of securities to be			available for future issuance under
	issued upon exercise of	Weighted-average exercise		equity compensation plans
	outstanding options,	price of outstanding options,		(excluding securities
	warrants and rights	warrants and rights		reflected in column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders(Executives and Directors)	30,240,218	$	..204	-

Equity compensation plans approved by security holders(Endorsers)	13,900,000	$	..239	46,100,000

Equity compensation plans not approved by security holders.	5,884,168	$	..074	-

Total	49,024,386	$	..189	46,100,000

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenues and Gross Profit

	Year ended
	September 30,		$	%
	2013	2012	Change	Change

Sales, net	$486,763	$105,413	$381,350	362%
Cost of Sales	175,986	31,234	144,752	463%
Gross Margin	$310,777	$74,179	$236,598	319%

Sales

Net Sales were $486,763 for the year ended September 30, 2013, as compared to $105,413 for the year ended September 30, 2012. The increase in sales is due to the initial expansion of retail distribution nationally led by Walgreens, Discount Drug Mart, Golf Galaxy and others.

Gross Profit

Gross Profit for the twelve months ending September 30, 2013 was $ 310,777 compared to $74,179 for the twelve months ending September 30, 2012. Sales for the twelve months ended September 30, 2013 consisted of Enerjel™, Powerfuse™ and Electrofuse™. This change is the result of a larger portion of sales being sold at wholesale pricing versus direct to consumer.

Operating Costs and Expenses

	Year ended
	September 30,		$
	2013	2012	Change

General and administrative	$6,398,060	$4,118,264	$2,279,796
Sales and Marketing	2,760,652	3,172,416	(411,764)
Research and development	2,200	204,541	(202,341)
	$8,048,139	$7,495,221	$1,665,691

Our operating expenses were $8,048,139 and $7,495,221 for the years ended September 30, 2013 and 2012, respectively, an increase of $1,665,691 for 2012 to 2013, reflecting increased operations. In 2013, $approximately $4,800,000 was recorded for share-based compensation and amortization of deferred compensation. This compares with approximately $2,500,000 for share-based compensation and amortization of deferred compensation for the period ending September 30, 2012. The deferred compensation expense in 2013 and 2012 represents the amortized fair value of stock and options issued for services to non-employees. The share-based compensation charges to operations in 2013 and 2012 were primarily for stock options granted under our 2012 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

General and Administrative Expenses

For the years ended September 30, 2013 and 2012 general and administrative expenses were $6,398,060 and $4,118,264, respectively. The increase of $2,279,796 is primarily composed of increases in non-cash stock-based compensation costs of $1,270,069 to consultants and  $2,305,458 in compensation expenses to employees. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

	Year ended September 30,
	2013	2012

Professional fees	$2,643,265	$2,231,952
Salaries and benefits	3,296,409	1,542,848
Other general and administrative expense	458,486	343,464
	$6,398,160	$4,118,264

Professional Fees Expense

Professional fees expense increased by $411,313 for the year ended September 30, 2013, from $2,231,952 for the year ended September 30, 2012. This increase was due to the Company’s requirements for legal, compliance, protection and accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. Professional fee expense increase includes $1,270,069 in non-cash compensation.

Salary and Benefits

Salary and benefits increased to $1,753,561 to $3,296,409 for the year ended September 30, 2013 from $1,542,848 for the year ended September 30, 2012. The increase was due to an increase in personnel headcount. Prior to April 1, 2012 the Company limited payments to employees and consultants based on cash availability resulting in underpayment of salaries. During the second quarter of the fiscal year the Company hired additional personnel. The payroll increase includes $2,305,458 in non-cash compensation.

Sales and Marketing

For the years ended September 30, 2013 and 2012, sales and marketing expenses were $2,760,652 and $3,172,416, respectively. The decrease of $411,764 is primarily due to the marketing efforts for Enerjel™ and our DROP under development, which were subsequently launched online in December 2012. In February 2012, the Company entered into a marketing and distribution agreement with Mission to market the Company’s products through their distribution channels. This agreement included comprehensive marketing services and heavy commercialization efforts during the first ten (10) months. The Company paid Mission approximately $650,000 for these services, which is amortized over 10 months. Included in the increase in 2013 is amortization of deferred compensation (non-cash) of approximately $1,040,642 as of September 30, 2012 compared to $942,171 as of September 30, 2013. The Company’s products are endorsed by a number of professional athletes which are remunerated cash and non-cash payments. The increase in sales and marketing is also attributed to endorsement contracts with these professional athletes. Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

Research and Development

Included in our operating expenses for 2013 is approximately $2,200 for research and development expenses compared to $205,000 for 2012. Research and development expenses consist primarily of compensation for contractors engaged in internal research and product development activities, laboratory operations, and related expenses. The Company considers research and development of its technology and the science behind its products an important cornerstone of its continuing efforts. As the Company progresses it will continue to invest in research and development and anticipates increases year over year.

Other Income (Expense)

Other income (expense) consists of the following:

	Year ended September 30,
	2013	2012

Loss on issuance of warrant derivative liabilities	$(1,283,103)	$-
Loss on change in warrant derivative liabilities	(8,217,468)	-
Beneficial conversion feature of convertible notes payable	-	(821,746)
Interest expense	(2,967,647)	(2,793,920)
Other	(50,000)	(5,730)
	$(12,518,218)	$(3,621,396)

Interest Expense

Interest expense is primarily attributable to convertible notes payable. During February of 2012, the Company issued $3,169,359 of convertible notes bearing interest of 9%. On March 7, 2013, the Company issued similar notes with an aggregate face value of $2,050,000 bearing interest of 5%. Interest expense amounted to $2,967,647 for the twelve months ended September 30, 2013, as compared to interest expense of approximately $2,793,920 for the twelve months ended September 30, 2012. Also included in interest expense is amortization of financing fees relating to the notes and amortization of note discounts on the balance of the outstanding notes.

Other Comprehensive Income (Loss)

The Company had an unrealized gain from its available-for-sale securities of $2,892 in 2012 resulting in a comprehensive loss of $11,042,438 compared to $0 for the period ending September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The following table summarizes total current assets, liabilities and working capital at September 30, 2013 compared to September 30, 2012.

	September 30, 2013	September 30, 2012	Increase/(Decrease)

Current Assets	$1,423,730	$573,979	$849,751
Current Liabilities	$2,055,136	$1,184,615	$870,521
Working Capital (Deficit)	$(631,406)	$(610,636)	$(20,770)

As September 30, 2013, we had a working capital deficit of $(631,406), as compared to a working capital deficit of $(610,636) at September 30, 2012, an increase of $20,770. The increase is primarily attributable to the Company’s issuance of $2,050,000 in convertible notes and the $2,587,892 raised from warrants exercised during the year. The Company continues to devote significant resources to aggressively pursue markets for its products, new product introductions, advancement of its intellectual property and build out of its infrastructure and team.

Net cash (used for) operating activities for the year ended September 30, 2013 and 2012 was $(5,053,007) and $(4,418,294), respectively. The net loss for the year ended September 30, 2013 and 2012 was $(21,368,353) and $(11,042,438), respectively.

Net cash (used for) and provided by investing activities for the year ended September 30, 2013 and 2012 respectively, was $(66,067) and $(106,630), respectively. The Company purchased computer equipment and invested in developing out its intellectual property during the year ended September 30, 2013.

Net cash obtained through all financing activities for the year ended September 30, 2013 was $5,086,454, as compared to $4,439,068 which was used for the year ended September 30, 2012. The increase of approximately $3,541,728 is primarily related to a March 2013 private placement of convertible notes and warrants for approximately $2.1 million and the subsequent exercise of a portion of such warrants which generated approximately $1.1 million.

Our primary source of operating cash during fiscal 2013 has been through private placements of our securities, principally convertible notes and warrants and the subsequent exercise of certain of those warrants.

Management estimates that it will need between $3,500,000 and $5,000,000 in capital during fiscal 2014 to continue to commercialize our products, license our technology and otherwise fully implement our business plan. We have no commitments to raise any such capital. If such capital is not available when needed on commercially reasonable terms or otherwise, we may have to scale down or delay implementation of our business plan in whole or in part and curtail its business activities, which would seriously harm the Company and its prospects.

Going Concern

The financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At September 30, 2013, the Company had cash of approximately $29,430 and a deficit in working capital deficit of $(631,406). Further, at September 30, 2013, the accumulated deficit amounted to $44,482,397. As a result of the history of losses and unfavorable financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The Company will require additional funding of between $3,500,000 and $5,000,000 during 2014 to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

A successful transition to attaining profitable operations is dependent upon obtaining sufficient financing to fund the Company’s planned expenses and achieving a level of revenues adequate to support the Company’s cost structure. Management plans to finance future operations through the use of cash on hand, increased revenues and capital raised through equity or debt financing. We also expect to receive proceeds from stock warrant exercises from existing shareholders. As the Company’s product continues to gain market acceptance, the Company expects sales in 2014 and beyond to substantially increase.

There can be no assurances that the Company will be able to achieve its projected level of revenues in 2014 and beyond. If the Company is unable to achieve its projected revenues and is not able to obtain alternate additional financing of equity or debt, the Company would need to significantly curtail or reorient its operations during 2013, which could have a material adverse effect on the Company’s ability to achieve its business objectives and as a result may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and sell products; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that we will incur between $3,500,000 and $5,000,000 in cash expenditures for our operating expenses during fiscal 2014. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

Kaufman, Rossin & Co., P.A.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fuse Science, Inc.

We have audited the accompanying consolidated balance sheet of Fuse Science, Inc. and Subsidiaries as of September 30, 2013 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuse Science, Inc. and Subsidiaries as of September 30, 2013, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses since inception, has a net accumulated deficit and may be unable to raise further equity or debt financing. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kaufman, Rossin & Co., P.A.

Miami, Florida
January 21, 2014

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

Morrison, Brown, Argiz & Farra, LLC

Miami, Florida
January 14, 2013

FUSE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2013 and 2012

	2013	2012
ASSETS
Current assets:
Cash	$29,430	$62,050
Prepaid expenses	15,015	275,709
Accounts receivable	42,772	30,181
Inventory	1,336,513	141,808
Other assets	-	64,231
TOTAL CURRENT ASSETS	1,423,730	573,979
Other assets:
Intellectual property, net	78,698	81,756
Fixed assets, net	143,447	93,880
Other asset	-	50,000
TOTAL OTHER ASSETS	222,145	225,636
TOTAL ASSETS	$1,645,875	$799,615
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Accounts payable	$1,694,589	$791,864
Notes payable, net	179,395	105,000
Accrued expenses	181,152	287,751
TOTAL CURRENT LIABILITIES	2,055,136	1,184,615

Convertible notes payable, net	-	85,757
Warrant derivative liabilities	252,210	-

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $0.001 par value; authorized 400,000,000 shares; 276,944,231 and 164,700,150 shares issued and outstanding at September 30, 2013 and 2012, respectively	276,944	164,700
Additional paid-in capital	43,670,326	22,604,931
Non-controlling interest	(126,344)	(126,344)
Accumulated deficit	(44,482,397)	(23,114,044)
Total stockholders' deficit	(661,471)	(470,757)
Total liabilities and stockholders' deficit	$1,645,875	$799,615

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended September 30, 2013 and 2012

	2013	2012

Net Sales	$486,763	$105,413
Cost of sales	175,986	31,234
Gross margin	310,777	74,179
Operating Expenses:
General and administrative expense	6,398,060	4,118,264
Sales and Marketing	2,760,652	3,172,416
Research and development	2,200	204,541
	9,160,912	7,495,221
Loss from operations	(8,850,135)	(7,421,042)
Other income (expense):
Interest expense and finance fees	(2,967,647)	(2,793,920)
Beneficial conversion feature of convertible notes payable	-	(821,746)
Expense on issuance of warrant derivative liabilities	(1,283,103)	-
Change in fair value of warrant derivative liabilities	(8,217,468)	-
Other	(50,000)	(5,730)
Other expense	(12,518,218)	(3,621,396)

Net loss	$(21,368,353)	$(11,042,438)
Loss per common share, basic and diluted	$(0.08)	$(0.09)
Weighted average common shares outstanding	264,235,263	121,260,555

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
Years Ended September 30, 2013 and 2012

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par	Shares	Par	Capital

Balance, September 30, 2011			$93,612,039	$93,612	$11,445,081
Common stock issued for:
Convertible notes payable			45,248,995	45,249	4,014,187
Deferred consulting fees			1,900,000	1,900	(1,410,025)
Other			769,000	769	2,288
Detachable warrants – cash			14,738,932	14,739	1,738,903
Detachable warrants – noncash			8,431,184	8,431	317,783
Warrants A and B – financing cost					852,162
Warrants A and B – Financing cost					(852,162)
Warrants A and B FV					2,118,155
Warrants January 2012 – FV					887,753
Beneficial conversion feature					1,000,448
Amortize deferred consultation					569,826
Amortize stock options					1,920,532
Net Loss
Balance, September 30, 2012		$-	164,700,150	$164,700	$22,604,931

Common stock issued for:
Conversion of convertible notes payable			24,127,640	24,128	2,247,190
Stock issued for consulting fees			5,200,000	5,200	1,146,148
Exercise of detachable warrants – Cash			32,612,744	32,613	2,552,014
Exchange of warrants			46,729,352	46,729	(46,729)
Stock Option Exercise			2,655,327	2,655	268,170
Exercise of detachable warrants – Non-cash			919,018	919	(919)
Transfer from derivatives to equity					11,298,361
Amortization of stock options					3,601,160
Net loss					-

Balance, September 30, 2013	-	$-	276,944,231	$276,944	$43,670,326

See accompanying notes to consolidated financial statements.

		Accumulated
	Non	Other
	Controlling	Comprehensive	Accumulated
	Interest	Income	Deficit	Total

Balance, September 30, 2011	$(126,344)	$2,439	$(12,071,606)	$(656,819)
Unrealized gain from available-for-sale securities	-	(2,439)	-	(2,439)
Common stock issued for:
Convertible notes payable				4,059,435
Deferred consulting fees				(1,408,125)
Other				3,057
Detachable warrants – cash				1,753,642
Detachable warrants – noncash				326,214
Warrants A – financing cost				852,162
Warrants A – financing cost				(852,162)
Warrants A – FV				2,118,155
Warrants issued – FV				887,753
Beneficial conversion feature				1,000,448
Amortize deferred consultation				569,826
Amortize stock options				1,920,532
Net loss			(11,042,438)	(11,042,438)
Balance, September 30, 2012	$(126,344)	$-	$(23,114,044)	$(470,757)

Common stock issued for:
Conversion of convertible notes payable				2,271,318
Stock issued for consulting fees				1,151,348
Exercise of detachable warrants – Cash				2,584,627
Exchange of warrants				-
Stock Option Exercise				270,825
Exercise of detachable warrants – non-cash				-
Transfer from derivatives to equity				11,298,361
Amortization of stock options				3,601,160
Net loss			(21,368,353)	(21,368,353)

Balance, September 30, 2013	$(126,344)	$-	$(44,482,397)	$(661,471)

See accompanying notes to consolidated financial statements

  FUSE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended September 30, 2013 and 2012

	2013	2012
Operating activities:
Net loss	$(21,368,353)	$(11,042,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,554	7,470
Stock and stock option compensation	4,752,509	2,718,035
Interest settled with shares	-	64,086
Amortization of discounts and financing fees	2,143,186	1,884,625
Beneficial conversion feature	-	821,746
January 2012 Warrants	-	887,753
Expense on issuance of warrant derivative liabilities	1,283,103	-
Change in fair value of warrant derivative liabilities	8,217,468	-
Loss on disposal of investments	50,000	5,730
Changes in operating assets and liabilities:
Inventory	(1,194,704)	(141,808)
Accounts receivable	(12,591)	(30,181)
Prepaid expenses	196,465	(216,445)
Other assets	64,231	(64,231)
Accounts payable and accrued expenses	796,125	687,364
Net cash used in operating activities	(5,053,007)	(4,418,294)
Investing activities:
Purchase of machinery	(66,067)	(85,440)
Purchase from investments	-	(13,750)
Purchase of intellectual property	-	(7,440)
Net cash (used in) provided by investing activities	(66,067)	(106,630)
Financing activities:
Loan proceeds	2,231,000	3,534,359
Loan repayment	-	(219,359)
Proceeds from warrants exercised	2,584,629	1,753,642
Stock options exercised	270,825
Financing fees paid	-	(629,574)
Net cash provided by financing activities	5,086,454	4,439,068
Net decrease	(32,620)	(85,857)
Cash, beginning of period	62,050	147,907
Cash, end of period	$29,430	$62,050

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Years Ended September 30, 2013 and 2012

	2013	2012

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$25,530	$58,472
Non-cash investing and financing activities:
Common stock issued for convertible notes payable and accrued interest	$2,271,317	$4,059,436
Warrants issued for financing fees	$-	$1,140,270

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS

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

CONSOLIDATION POLICY

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Fuse Science, Inc. (“FSR&D”), a Delaware Corporation, FS Consumer Products Group, Inc., a Florida corporation [and its 60% owned subsidiary, Ultimate Social Network, Inc. (“USN”)]. All significant intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

The Company records revenue net of discounts and allowances from the sale of Enerjel™, Powerfuse™ and Electrofuse™ , when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. The Company’s customers may return ordered items for a refund. The Company also provides customers incentives to purchase products at a discount. For the years ended September 30, 2013 and 2012, we have recorded sales discounts, returns and allowances of $42,767 and $2,285, respectively.

CASH CONCENTRATIONS

From time to time, the Company maintains cash with financial institutions in excess of federally insured limits.

ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized customer obligations due under normal trade terms.  The carrying amount of accounts receivable may be reduced by an allowance that reflects management's best estimate of the amounts that will not be collected.  Management individually reviews all accounts receivable balances and based on assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected.  All accounts or portions thereof determined to be uncollectible are written off to the allowance for doubtful accounts. No allowance for doubtful accounts was recorded as of September 30, 2013 and 2012.

SHIPPING AND HANDLING

Shipping and handling billed to customers is included in net sales and shipping and handling costs are recorded as a component of cost of sales.

INVENTORIES

Inventories consist of finished goods, which are manufactured by a contracted manufacturer on behalf of the Company, for resale. Inventories are valued at average cost and adjusted to reflect lower of cost or market. Provisions for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. As of September 30, 2013 and September 30, 2012, no inventory was considered to be impaired.

FIXED ASSETS

Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful life of 3-10 years. Repairs and maintenance are charged to expense as incurred.

FAIR VALUE MEASUREMENTS

Fair value is defined as the price that the Company would receive to sell an investment or pay to transfer a liability in a timely transaction with an independent counter-party in the principal market or in the absence of a principal market, the most advantageous market for the investment or liability.  A three-tier hierarchy is established to distinguish between (1) inputs that reflect the assumptions market participants would use in pricing an asset or liability developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (2) inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing an asset or liability developed based on the best information available in the circumstances (unobservable inputs); and establishes a classification of fair value measurements for disclosure purposes.

The hierarchy is summarized in the three broad levels listed below:

Level  1 -             quoted prices in active markets for identical assets and liabilities
Level  2 -             other significant observable inputs (including quoted prices for similar assets and liabilities, interest rates, credit risk, etc.)
Level  3 -             significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets and liabilities).

In accordance with Accounting Standards Codification (“ASC”) 815, the Company’s warrant derivative liability is measured at fair value on a recurring basis, and is a level 3 measurement in the three-tier fair value hierarchy.

There were no transfers between the levels of the fair value hierarchy during the years ended September 30, 2013 and 2012.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

Warrant Derivative Liability - These financial instruments are carried at fair value.

Notes Payable - Based upon the interest rates, current economic conditions, risk characteristics, collateral and other factors, the carrying amount of these financial instruments approximate market value (level 2 measurement).

DERIVATIVE LIABILITY

The Company issued warrants to purchase the Company’s common stock in connection with the issuance of convertible debt, which contain certain ratchet provisions that reduce the exercise price of the warrants in certain circumstances. The Company determined that the warrants did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock and accordingly are accounted for as derivatives and are recorded on the balance sheet at fair value with the changes in the fair value recognized in the consolidated statement of operations. Fair values are measured using a Black-Scholes valuation model, which approximates a binomial lattice valuation methodology utilizing Level 3 inputs.

INTELLECTUAL PROPERTY

Intellectual property is evaluated for impairment whenever events or changes in business circumstances indicate that the carrying value of our intellectual property may not be recoverable.  Intellectual property is amortized on a straight-line basis over its estimated economic life of 15 years.  We believe that the straight-line method of amortization reflects an appropriate allocation of the cost of the intangible assets to earnings in proportion to the amount of economic benefits obtained annually by the Company.

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

INCOME TAXES

The Company accounts for income taxes under the liability method whereby deferred tax assets and liabilities are provided for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that the tax benefits will be realized.  Realization of the deferred tax assets is dependent upon generating sufficient taxable income in the future.  The amount of deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

The Company assesses its tax positions in accordance with "Accounting for Uncertainties in Income Taxes" as prescribed by the Accounting Standards Codification, which provides guidance for financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return for open tax years (generally a period of three years from the later of each return's due date or the date filed) that remain subject to examination by the Company's major tax jurisdictions.  Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before September 30, 2010.

The Company assesses its tax positions and determines whether it has any material unrecognized liabilities for uncertain tax positions.  The Company records these liabilities to the extent it deems them more likely than not to be incurred.  Interest and penalties related to uncertain tax positions, if any, would be classified as a component of income tax expense in the accompanying consolidated statements of income.

The Company believes that it does not have any significant uncertain tax positions requiring recognition or measurement in the accompanying consolidated financial statements.

MARKETING, ADVERTISING AND PROMOTION COSTS

Marketing, advertising and promotion costs are charged to operations as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations.  The amounts charged for the years ended September 30, 2013 and 2012 were approximately $2,761,000 and $3,172,000, respectively.

NON-CONTROLLING INTEREST

Non-controlling interest in the Company’s consolidated financial statements represents the 40% interest not owned by the Company in USN. USN had no operations during the years ended September 30, 2013 and 2012.

CONCENTRATION OF CREDIT RISK

One customer accounted for approximately 46% and 0% of the Company's net sales for the years ended September 30, 2013 and 2012, respectively and accounted for 0% and 0% of accounts receivable at September 30, 2013 and 2012.

Another customer accounted for approximately 15% and 0% of the Company's net sales for the years ended September 30, 2013 and 2012, respectively and accounted for 0% and 36% of accounts receivable at September 30, 2013 and 2012.

The Company obtains principally all of its inventory from one vender.  In the event of loss of this supplier, it is reasonably possible that the Company would incur significant disruption to its operations, which could have a material adverse impact on the Company's financial position.

STOCK-BASED COMPENSATION

The Company accounts for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”) and for stock options granted to consultants and endorsers using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 718, we estimate the fair value of service based options and performance based options on the date of grant, using the Black-Scholes pricing model.  In accordance with ASC 505-50, we estimate the fair value of service based options and performance based options at each reporting period until a measurement date is reached using the Black-Scholes pricing model.

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

RECLASSIFICATION

Reclassifications have been made to the financial statements at September 30, 2012 to comply with the presentation for the Year ended September 30, 2013.  The reclassification had no effect on net loss.

LOSS PER SHARE

The Company’s loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted losses per share reflects the potential dilution that could occur if stock options and or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the Company. All outstanding options and warrants are not included in the calculation of diluted loss per share as their effect would be antidilutive.

As described in Note 6 – Notes Payable and Note 10 – 2011 Incentive Stock Plan, the Company had warrants at September 30, 2013 and September 30, 2012. The convertible notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if converted” method to the extent their effect is dilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:
	For the Year ended September 30,
	2013	2012
Numerator:
Net loss available to stockholders	$(21,368,353)	$(11,042,438)

Denominator:

Weighted average number of common shares – Basic	264,235,263	121,260,555

Weighted average number of common shares – Diluted	264,235,263	121,260,555

Net loss per common share:
Basic	$(0.08)	$(0.09)
Diluted	$(0.08)	$(0.09)

3. GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of the business, projected operating expenses and commitments for the next twelve months and may be unable to obtain sufficient debt or equity financing. The Company has incurred net losses since inception, had a net loss of $(21,368,353) and used approximately $5,000,000 in cash from operating activities during the twelve month period ended September 30, 2013. At September 30, 2013, current assets were $1,423,730 and current liabilities were $2,055,136. Further, at September 30, 2013, the accumulated deficit and total stockholder’s deficit amounted to approximately $45,000,000 and $661,000, respectively. These conditions raise substantial  doubt about the Company’s ability to continue as a going concern. No adjustments have been made as a result of this uncertainty.

The Company believes that the recent increases in the numbers of orders that it has shipped and its marketing plan will enable it to significantly increase its sales during 2014.  In addition, the Company has already taken many steps to reduce the amount of operating expenses that it incurs on a monthly basis.  Lastly, the Company believes that it will be able to complete additional fundraising with several of its current shareholders or debt holders that will enable it to meet its business plan.

4. INTELLECTUAL PROPERTY

In April 2011, the Company completed its acquisition of all the outstanding common stock of the Delaware corporation now known as FSR&D, which was a development stage company with no prior operations. As of September 30, 2013 and September 30, 2012 unamortized intellectual property relating to this acquisition amounted to $78,698 and $81,756 respectively.

5. FIXED ASSETS

Fixed Assets consisted of the following at September 30, 2013 and 2012:

	2013	2012
Equipment	$108,821	$84,752
Website	13,750	13,750
Display cases	$42,245	$-
Fixed assets	164,816	98,502
Less: Accumulated depreciation	(21,369)	(4,622)
Fixed assets (net)	$143,447	$93,880

Depreciation and amortization expense, including amortization of intellectual property, amounted to $19,554 and $7,470 for the years ended September 30, 2013 and 2012, respectively.

6.	NOTES PAYABLE

The Company had the following notes payable at September 30, 2013 and September 30, 2012.

	September 30,	September 30,
	2013	2012
Convertible notes payable with interest at 12% (“March 2013 Notes”)	$5,000	$5,000
5% Six month secured promissory note due October 9, 2013	174,395	-
8% One year senior secured convertible promissory note due September 9, 2012	-	100,000
10% Two year senior secured convertible promissory note due February 7, 2014	-	85,757
	$179,395	$190,757

	September 30,	September 30,
	2013	2012
Current	$179,395	$105,000
Long term	-	85,757
Total	$179,395	$190,757

On October 12, 2012, we executed an agreement for a 9% unsecured promissory note in the amount of $250,000 which was due on demand by the lenders. These notes were extinguished and subsequently included in our March 2013 Convertible Notes.

March 2013 Notes

On March 7, 2013, we sold (i) $2,050,000 in combined principal amount of senior convertible and senior subordinated convertible notes (the “March 2013 Notes”) and (ii) warrants (the “March 2013 Warrants”), consisting of (a) series A warrants to purchase an aggregate of 12,058,828 (prior to conversion rate adjustment) shares of common stock (the “Series A Warrants”) and (b) series B warrants to purchase an aggregate of 12,058,828 (prior to conversion rate adjustment) shares of common stock (the “Series B Warrants”) at a purchase price of $2,050,000, in a private placement to a group of institutional and accredited investors pursuant to a Securities Purchase Agreement, dated as of March 4, 2013. Prior to remeasurement, the March 2013 Notes are convertible into shares of the Company’s common stock at a conversion rate of $0.17, and are entitled to earn interest which may be paid in cash or in shares of common stock. The March 2013 Warrants are exercisable into shares of common stock and have been accounted for as derivatives (See Note 7).

The March 2013 Notes are one (1) year senior convertible notes with an aggregate principal amount of $1,500,000 (“Series A Notes”) and one (1) year senior subordinated convertible notes with an aggregate principal amount of $550,000 (the “Series B Notes”). The March 2013 Notes will accrue interest at a rate of five percent (5%) per annum. The interest accrued is payable in interest shares, although the Company may, at its option and upon written notice to each note holder of the March 2013 Notes, make such interest payments in cash or in a combination of cash and interest shares.

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

The Company received net proceeds in the amount of approximately $1,794,000 after offering costs of $256,000. In recording the transaction, the Company recorded a debt discount for the full face value of the Notes, and recorded the Series A and B Warrants as Derivative Liabilities at fair market value. The discount associated with the warrants is amortized over the life of the March 2013 Notes using the interest method. The value of the warrants was calculated using the Black-Scholes valuation model and totaled $3,333,103 at issuance, resulting in a $1,283,103 loss upon recording the warrant derivative liability.

During the quarter ending June 30, 2013, the noteholders of the March 2013 Notes converted substantially all the outstanding March 2013 Notes, reducing the Company debt associated with such convertible notes from $2,105,000 to $5,000 in exchange for approximately 22 million shares. Total interest expense on the 2013 Notes, including amortization of the discount, for the year ended September 30, 2013 was approximately $2,100,000.

With respect to the March 2013 financing, the Company paid the co-placement agents a placement fee of $164,000 and issued to the co-placement agents and their designees, five-year warrants to purchase an aggregate of 1,266,175 shares of common stock at an exercise price of $0.21 per share and seven-month warrants to purchase an aggregate of 1,266,175 shares of common stock at an exercise price of $0.17 per share. The total fair value of warrants and shares issued was approximately $368,000. The conversion rate adjustment increased the shares issued to the Placement Agent. The series A Warrants increased to 1,818,253 and the series B Warrant increased to 2,299,873.

The fair value of each warrant on the date issued was estimated using the Black-Scholes valuation model. The following assumptions were used for the calculation of the warrants granted in March 2013.

	(Series A Warrants)	(Series B Warrants)
Expected term	1 year	7 months
Expected average volatility	120.00%	120.00%
Expected dividend yield	0%	0%
Risk-free interest rate	..80%	..12%

February 2012 Notes

On February 9, 2012, we consummated a private placement of (i) $3,169,359 in principal amount of Notes (“ February 2012 Notes ”) which is inclusive of modified prior notes and (ii) the February 2012 Warrants, consisting of (a) series A warrants to purchase an aggregate of 15,092,185(prior to conversion rate adjustment) shares of common stock (the “ Series A Warrants ”) and (b) series B warrants to purchase an aggregate of 15,092,185 (prior to conversion rate adjustment) shares of common stock (the “ Series B Warrants ”) at a purchase price of $3,169,359 in a private placement to a group of institutional and accredited investors pursuant to a Securities Purchase Agreement, dated as of February 7, 2012. The Notes are convertible into shares of the Company’s common stock, and are entitled to earn interest which may be paid in cash or in shares of common stock. The February 2012 Warrants are exercisable into shares of common stock. The convertible shares are all subject to standard anti-dilution provisions. See below for additional information on the anti-dilution provision and conversion rate adjustment.

The February 2012 Notes are two (2) year senior convertible notes with an aggregate principal amount of $3,169,359. The February 2012 Notes will accrue interest at a rate of ten percent (10%) per annum. The interest accrued is payable in interest shares, although the Company may, at its option and upon written notice to each note holder of the February 2012 Notes, make such interest payments in cash or in a combination of cash and interest shares.

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

The Company received net proceeds in the amount of $2,391,500 after offering cost of $558,500 and non-cash settlement for the $219,359. In recording the transaction, the Company allocated the face value of the notes between the estimated the fair values of the February 2012 Notes, the Series A Warrants and Series B Warrants. As a result, the February 2012 Notes were discounted by $1,421,848 for Series A Warrants and $892,776 Series B Warrants. The carrying value of the February 2012 Notes as of the day of the transaction amounted to $854,735. The Company also recorded a beneficial conversion feature of $854,735 representing the amount allocated to the Notes. The beneficial conversion feature was expensed, as a result the February 2012 Notes being available for conversion 3 days after consummation of the agreement. The discount associated with the warrants is amortized over the life of the note.

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

The fair value of each warrant on the date issued was estimated using the Black-Scholes valuation model. The following assumptions were used for the calculation of the warrants.

	(Series A Warrants)	(Series B Warrants)
Expected term	5 year	6 months
Expected average volatility	163.06%	163.06%
Expected dividend yield	0%	0%
Risk-free interest rate	..82%	..11%

7.        WARRANT DERIVATIVE LIABILITIES

The Company has warrants issued in connection with its convertible notes payable with price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the exercise price of the warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. The Company accounted for its warrants with price protection in accordance with FASB ASC Topic 815.

The Company’s derivative warrant instruments have been measured at fair value at September 30, 2013 using the Black-Scholes model, which approximates a binomial or lattice model. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the warrant derivative liability have no effect on the Company’s cash flows.

The recognition and revaluation of the warrants at each reporting period, including the $1,283,103 charge associated with issuing additional warrants due to the price protection features, resulted in the recognition of an expense of $9,500,571 for the year ended September 30, 2013. The fair value of the warrants at September 30, 2013 is $252,210, which is reported on the consolidated balance sheet under the caption “Warrant Derivative Liabilities”.

Fair Value Assumptions Used in Accounting for Warrant Derivative Liabilities
The Company has determined its warrant derivative liabilities to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of September 30, 2013. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The key inputs used in the September 30, 2013 fair value calculations were as follows:

Stock Price	$0.07
Volatility	72%-130%
Strike Price	$0.055—0.25
Risk-free Rate	0.25%-0.27%
Dividend Rate	0%
Expected Life	6 months – 3 years

At September 30, 2013, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at September 30, 2013
		Quoted Prices in	Significant Other	Significant
	Balance at	Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Warrant derivative liabilities	$252,210	$-	$-	$252,210

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the year ended September 30, 2013:

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Warrant Derivative Liabilities
Beginning balance at October 1, 2012	$0
Issuance of warrant derivative liabilities	3,333,103
Changes in estimated fair value	8,217,468
Reclassification of derivative liability to additional paid-in capital	(11,298,361)
Ending balance at September 30, 2013	$252,210

8.	WARRANT EXCHANGE

  In March 2013, the Company repurchased its outstanding Series A Warrants (the “Series A Warrants ”) from the holders thereof (the “Holders”) through an exchange offer. The Series A Warrants were originally issued on February 9, 2012 pursuant to a Securities Purchase Agreement dated February 7, 2012, among the Company and the Holders and were scheduled to expire on February 8, 2017.

Under Exchange Agreements entered into among the Company and the Holders, (a) Holders of Series A Warrants to purchase an aggregate of 21,181,965 shares of our common stock agreed to exchange their Series A Warrants for an aggregate of 38,127,538 shares of our common stock (the “Exchange Shares”) (1.8 shares of our common stock for each share of common stock issuable upon exercise of the Series A Warrants) and (b) Holders of Series A Warrants to purchase an aggregate of 5,703,815 shares of our common stock agreed to exchange their Series A Warrants for (i) an aggregate of 8,601,814 Exchange Shares (1.5 Exchange Shares for each share of common stock issuable upon exercise of the Series A Warrants) and (ii) newly issued five-year warrants to purchase an equal number shares of our common stock, exercisable on a “cash only” basis at an exercise price of $0.30 per share (the “Exchange Warrants”). If exercised in full, the Exchange Warrants would generate $2.6 million in capital to the Company. The Exchange Warrants provide for registration of the underlying shares of common stock under the Securities Act of 1933 (the “Securities Act”) subsequent to the expiration of the Series B Warrants that we issued on March 7, 2013. As a result of the exchange, the Warrant Derivative Liability related to these warrants was reduced by $10,641,397.

The Holders also agree to certain volume restrictions on the resale of the Exchange Shares acquired by them. The Exchange Shares and Exchange Warrants are being issued to the Holders pursuant to the exemption from registration afforded by Section 3(a)(9) of the Securities Act.

9. INCOME TAXES

The Company recorded no income tax benefit or expense for the losses for the years ended September 30, 2013 and 2012 since management has determined that the realization is not assured and has created a valuation allowance for the full amount of deferred tax assets.

During the years ended September 30, 2013 and 2012, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2013	2012

Computed "expected" income tax benefit	$7,265,000	$3,754,400
State income taxes, net of federal benefit	393,000	441,700
Permanent differences and other	(3,927,000)	-
Valuation allowance	(3,731,000)	(4,196,100)
	$-	$-

Significant components of deferred income tax assets are as follows:

	2013	2012

Net operating loss carry-forwards	$7,191,000	$4,828,300

Stock compensation	2,001,000	632,200
Capital loss carry-forwards	122,000	121,600
Investments	13,000	12,700
Total deferred tax assets	9,327,000	5,594,800
Valuation allowance	(9,327,000)	(5,594,800)
Net deferred tax assets	$-	$-

The Company has approximately $18,900,000 of Federal and State net operating loss carry-forwards which will expire from 2022 through 2033. Their utilization is limited to future taxable earnings of the Company and may be subject to severe limitations if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. The Company also has a capital loss carry-forward of $320,000 which expires in 2015. Its utilization is limited to the Company’s future capital gains.

Due to the uncertain nature of the ultimate realization of the net deferred tax asset, the Company has established a full valuation allowance for the benefits of the net deferred tax asset and will recognize these benefits only as reassessment demonstrates they are more likely than not realizable. Ultimate realization is dependent upon several factors, among which is future earnings. While the need for this valuation allowance is subject to periodic review, if the allowance is reduced, the tax benefits of the net deferred tax assets will be recorded in future operations as a reduction of the Company’s income tax expense.

The U.S. Federal jurisdiction and Florida are the major tax jurisdictions where the Company files income tax returns.

10. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

At September 30, 2013, the Company had 10,000,000 shares authorized and no shares issued and outstanding of its $0.001 par value preferred stock.

Common stock

At September 30, 2013 and September 30, 2012, the Company had 400,000,000 shares authorized and 276,944,231 and 164,700,150 shares issued and outstanding, respectively, of its $0.001 par value common stock.

Transactions during the Year ended September 30, 2013

Common Stock

During the Year ended September 30, 2013, the Company issued 24,127,640 shares of common stock upon conversion of convertible notes payable with a principal balance and accrued interest totaling $2,271,318.

During the year ended September 30, 2013, the Company issued 2,850,000 shares of common stock to athletes for endorsement services valued at approximately $728,000.

Warrants

During the Year ended September 30, 2013, the holders of the February 2012 Notes exercised 13,851,965 of series B Warrants issued in connection therewith for common stock which generated $1,521,323 in cash. In addition, during the period there were cashless exercises in the amount of 919,018 shares from our series A warrants issued in connection with the February 2012 Notes.

On March 14, 2013, the Company reached agreements with the holders of the series A Warrants that were issued in conjunction with the February 2012 Notes. The terms of the agreements resulted in the exchange of the 26,884,044 series A Warrants for approximately 46,729,000 shares of common stock and 8,601,814 new five-year Warrants having an exercise price of $.30 per share.

During the Year ended September 30, 2013, the holders of the March 2013 Notes exercised approximately 18,760,772 of series B Warrants issued in connection therewith for common stock which generated $1,063,304 in cash. To induce exercise of these warrants, the Company reduced the exercise price for the series B Warrant holders from $0.094, the remeasured fair value, to $0.076 and then $0.055.

Options

During the Year ended September 30, 2013, the Company granted options to acquire up to 12,915,832 shares of its common stock to athletes for endorsement services and to consultants for services performed or to be performed. An intrinsic value in the amount of $1,096,456 for these options was determined using the Black-Scholes method. Certain of these options were expensed immediately as a result of these options being issued for certain contingencies which have been satisfied.

In addition, 12,720,871 options with a value totaling $1,515,463 were issued to employees and directors during the year ended September 30, 2013.  During the Year ended September 30, 2013, a former employee and several consultants exercised their stock options for 2,655,317 shares which generated cash in the amount of $33,950.

Settlement

During the Year ended September 30, 2013, the Company entered into a settlement agreement with a consultant. As part of this agreement, the Company issued approximately 3,100,000 shares with a fair value of $403,000. In addition to the restricted shares issued as part of this settlement, the consultant also exercised (cashless) stock options for 390,852 shares with a fair value of $20,323.

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

11. RELATED PARTY TRANSACTIONS

Related party amounts included in the balance sheet may be summarized as follows:

Accounts payable - related parties:

	September 30,	September 30,
	2013	2012

Hank Durschlag	$-	$16,178
	$-	$16,178

Hank Durschlag is a former officer and director in Double Eagle Holdings, Ltd. Mr. Durschlag is not involved in any operational matters related to Fuse Science, Inc. and these payments relate to remaining obligations to him in his former capacity.

There were no transactions with related parties in the statement of operations for the Year ended September 30, 2013. Transactions with related parties in the statement of operations for the Year ended September 30, 2012 include:

2012
Prior CEO compensation	$10,000
New officer compensation	59,000
$69,000

12. 2011 INCENTIVE STOCK PLAN

2011 Incentive Stock Plan

                Our 2011 Incentive Stock Plan, which was adopted by our board of directors in October 2011 and ratified by our shareholders in December 2011, provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Incentive Stock Plan currently is administered by the board of directors. During 2013, the Company amended the terms of the plan and increased the number of shares available under the plan to 15% of the Company’s issued and outstanding common stock as of January 1 of each year.

2011 Endorsers Incentive Stock Plan

                Our 2011 Endorsers Incentive Stock Plan, which was adopted by our board of directors in October 2011, provides for equity incentives to be granted to athletic and other celebrities who endorse our present and planned products. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Endorsers Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Endorsers Incentive Stock Plan currently is administered by the board of directors. 60,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2011 Endorsers Incentive Stock Plan.

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

Total compensation cost for share based payment arrangements amounted to approximately $4,800,000 and $2,500,00 for the years ended September 30, 2013 and 2012, respectively.

During the Year ended September 30, 2013, the Company granted options for 25,636,703 shares of restricted common stock, under the Plan, with a fair value of $3,366,967.

A summary of this activity during the year ended September 30, 2013 follows:

		Weighted	Fair
		Average	Value
		Exercise	On	Intrinsic
	Shares	Price	Grant Date	Value

Outstanding, beginning of year	27,043,000	$0.24	$5,411,865	$-
Granted	25,636,703	0.15	3,366,967	-
Exercised	(3,015,832)	0.06	(366,049)	168,725
Forfeited/expired	-	-	-	-

Outstanding, end of year	49,663,871	$0.20	8,412,783	$162,470
Vested/exercisable at end of year	43,542,004	$0.20		$162,470

The outstanding options and warrants have a weighted-average remaining contract term of 3.60 years.

A summary of unvested stock option and warrant activity during the year ended September 30, 2013 is as follows:

			Fair
		Weighted	Value
		Average	on
		Exercise	Grant
	Shares	Price	Date

Outstanding, beginning of year	7,863,228	$0.25	$1,317,698
Granted	25,636,703	0.15	3,366,967
Vested	(27,378,064)	0.17	(3,767,857)

Outstanding, end of year	6,121,867	$0.18	$916,808

The majority of the options granted vest at the end of the first, second or third year of the agreement for services (director fees, consulting fees and endorsement fees).  After vesting, the option generally can be exercised for a period of five years. Total compensation cost expected to be recognized for unvested options at September 30, 2013 amounted to approximately $1,100,000 over a weighted average period of approximately 1.5 years.

Data concerning all stock options granted during the Year ended September 30, 2013 is as follows:

		Weighted-
		Average	Number
	Number	Remaining	Of
Exercise	Of	Contractual	Options
Price Range	Options	Life (Years)	Exercisable

$0.08 - $0.20	21,102,654	3.99	16,545,749
0.21 - $0.24	4,534,048	4.10	3,703,228

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the Year ended September 30, 2013:

2013

Expected term	1-5 years
Expected average volatility	124%-182%
Expected dividend yield	0%
Risk-free interest rate	..62%-.1.58%
Expected annual forfeiture rate	0%

During the year ended September 30, 2012, the Company granted options and warrants for 14,343,000 shares of restricted common stock at a weighted average value of $0.35.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the year ended September 30, 2012:

2012

Expected term	1-5 years
Expected average volatility	163.06%-296.24%
Expected dividend yield	0%
Risk-free interest rate	..30%-3.12%
Expected annual forfeiture rate	0%

At September 30, 2013, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.

		Exercise
	Amount	Price	Shares

Convertible debt	$5,000	$0.025	200,000
Detachable warrants		$0.021	90,500
Detachable warrants		$0.120	2,817,176
Detachable warrants		$0.120	750,000
Detachable warrants		$0.250	3,583,334
Detachable warrants – A – Series A & B Notes and placement agent warrants		$0.146	24,579,231
Detachable warrants – A – Issued with Exchange		$0.300	8,601,814
			40,622,055

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

Consulting agreement - The Company entered into a consulting agreement with Mr. Durschlag in April 2010 under which he may receive royalty payments in accordance with the terms of his patent assignment and technology transfer agreement. The Company is currently in litigation proceedings with Mr. Durschlag as it does not believe that any of its products use the technology specified in the patent assignment and technology transfer agreement. If it is determined that Mr. Durschlag is entitled to royalties on Fuse Science, Inc. sales payment would be as follows:

Sales Range	Commission Rate
$0 - $100,000	0.00%
$100,001 - $10,000,000	5.00%
$10,000,001 - $50,000,000	2.50%

Employment agreements - The Company currently has an employment agreement with Brian Tuffin.

Effective December 28, 2012 the Company entered into a settlement agreement with the Company’s former Chief Marketing Officer and Chief Information Officer, Aitan Zacharin for approximately 1,000,000 options to acquire common stock at exercise prices from $0.12 to $0.21 and $58,000 over a period of seven months commencing January 1, 2013.

Endorsement agreements – Several of our endorsement agreements require share or option compensation to be issued annually. In addtition, additional shares may be granted in the event of certain performance milestones.

The Company also issued stock options as compensation under certain other endorsement agreements.  These agreements have a term of one to five years with Company options to extend the agreements for one to three years at mutually agreeable terms.

14.	SUBSEQUENT EVENTS:

(a)   On November 7, 2013, we entered into a securities purchase agreement (the “Purchase Agreement”) with a group of investors pursuant to which Fuse issued and sold 10% senior secured convertible notes in the aggregate original principal amount of $700,000 (the “Notes”) and warrants to purchase up to 23,331,000 shares of Fuse’s common stock (the “Warrants”). The investor group consists of MusclePharm Corporation, Barry Honig, Michael Brauser, Melechdavid, Inc., Frost Gama Investments Trust, Jonathan Manela and Brian Tuffin, our Chief Executive Officer.

The indebtedness evidenced by the Notes bears interest at 10% per year, and accrues and is payable together with principal on the 60th day after Closing. The Notes may be converted, at the option of the holder, (i) into the Company’s common stock, at any time following issuance at an exercise price of $0.065 per share (subject to adjustment as provided in the Note) or (ii) if the Company consummates a subsequent financing generating gross proceeds of not less than $4,000,000 (a “Subsequent Financing”), into the securities sold in the Subsequent Financing at a specified discount from the offering price of such securities. The Notes are secured by a first lien on substantially all of Fuse’s assets pursuant to a pledge and security agreement (the “Security Agreement”) among the parties.

Under the terms of the Warrants, the Holders are entitled to exercise the Warrants for a period of five (5) years following Closing at a price of $0.06 per share (subject to adjustment as provided in the Warrant).

In connection with the financing, Fuse granted piggy-back page registration rights to the Holders with respect to the shares of common stock issuable upon conversion of the Notes and exercise of the Warrants.

The securities were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D thereunder. In connection with these transactions, Fuse will pay a placement agent fee of $43,400 to Dawson James Securities and will issue to the placement agent and their respective designees, placement agent warrants to purchase 7% of the number of shares of common stock that are issuable pursuant to the Notes and Warrants.

(b)   On December 2, 2013, we concluded an exchange offer pursuant to which we repurchased our outstanding Series A Warrants (the “Series A Warrants”) and Exchange Warrants (the “Exchange Warrants”) from the holders thereof (the “Holders”). These Series A Warrants were originally issued on March 7, 2013 pursuant to a Securities Purchase Agreement dated March 4, 2013, among the Company and certain investors and were scheduled to expire on March 7, 2018. The Exchange Warrants were issued in a private exchange offer completed on March 14, 2013 and were scheduled to expire on March 14, 2018. The exchange offer reflects Fuse’s ongoing efforts to reduce market overhang.

Under Exchange Agreements entered into between the Company and the Holders, the Holders of Series A Warrants to purchase an aggregate of 18,991,054 shares of our common stock and Exchange Warrants to purchase an aggregate of 8,530,792 shares of our common stock agreed to exchange their Series A Warrants and/or their Exchange Warrants for an aggregate of 81,234,016 shares of our common stock (the “Exchange Shares”).

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)           Resignation of Morrison, Brown, Argiz and Farra, LLC

(i)            Effective November 6, 2013, Morrison, Brown, Argiz and Farra, LLC (“MBAF”) resigned from Fuse Science, Inc. (the “Company”) as its principal independent registered public accounting firm. The acceptance of MBAF’s resignation was approved by the audit committee of the Company’s board of directors.

(ii)           The report of MBAF on the Company’s financial statements for the fiscal year ended September 30, 2012 did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, except that MBAF’s report for that fiscal year included an explanatory paragraph and note stating, among other things, that the Company had incurred a loss since inception, had a net accumulated deficit and might be unable to raise further equity, which raised substantial doubt about the Company’s ability to continue as a going concern.

(iii)          During the fiscal year ended September 30, 2012 and during the subsequent period through to the date of MBAF’s resignation, there were no disagreements between the Company and MBAF, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of MBAF, would have caused MBAF to make reference thereto in its report on the Company’s audited financial statements. In connection with the audit of the fiscal year ended September 30, 2012 and the subsequent interim period through November 6, 2013, there have been no “ reportable events ” (as defined in Item 304(a)(1)(v) of Regulation S-K).

(iv)          The Company has received a letter from MBAF wherein they have confirmed their agreement to the Company’s disclosures with respect to MBAF.

(b)	Engagement of Kaufman, Rossin & Co., P.A.

(i)            Effective November 19, 2013, the Company engaged Kaufman, Rossin & Co., P.A. (“Kaufman Rossin”) as the Company’s independent registered public accounting firm. The engagement was approved by the audit committee of the Company’s board of directors.

(ii)           In connection with the Company’s appointment of Kaufman Rossin as the Company’s independent registered accounting firm, the Company has not consulted Kaufman Rossin on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on the Company’s financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2013.  Our management has determined that, as of September 30, 2013, the Company's disclosure controls and procedures are not effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2013 in the following areas:
•	The Company does not have the resources necessary to properly assess and account for certain of its financing transactions, specifically related to the Company’s issuance of convertible debt and warrants.

•	The Company does not have the resources necessary to properly assess and account for certain of its equity transactions, specifically related to recording stock options granted to employees, consultants and endorsers.

This annual report does not include an audit or attestation report of our registered public accounting firm regarding our internal control over financial reporting.  Our management's report was not subject to audit or attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2013.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position

Brian Tuffin	48	Chief Executive Officer, Acting Chief Financial Officer and Director

Jeanne Hebert	45	Senior Vice President of Marketing and Clinical Research, Secretary and Director

Richard S. Hutchings, Ph.D.	57	Director

David J. Berkoff, M.D.	43	Director

Neil Chin	44	Director

Ricardo Harris	55	Director

Reginald Hollinger	50	Director

JoAnne Brandes	59	Director

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

Jeanne Hebert, who  joined the Company full time as its Vice President of Marketing and Clinical Research in February 2012 after serving on our advisory board since April 2011.  On August 19, 2013, she was appointed Senior Vice President of Marketing and Clinical Research, Secretary and a member of our board of directors.  Ms. Hebert brings more than 20 years sales, marketing and research experience in the pharmaceutical and medical device industries, having worked for leading global manufacturers Bristol-Myers Squibb, Bayer Pharmaceutical, Merck & Co. and Integral Orthopedics, Inc.

During her tenure at Merck, from November 1999 to May 2005, she provided direction on science-based content to support Merck’s strategic objectives in the Respiratory and Ophthalmology franchises.  As a member of their scientific advisory board, she created the scientific platform for the Respiratory Health Science organization.  In addition to crafting compelling sales messages from the supporting science, her role involved identifying and engaging thought leaders (leading researchers and academics), in peer-level, scientific discussions to convert them into advocates for Merck’s products.

From May 2005 to September  2008, Ms. Hebert worked for and was vice president of marketing and member of the senior executive team of Integral Orthopedics.  In this capacity, she advanced product innovation through development and commercialization phases, including work with suppliers on product design and advanced medical prototyping.  Ms. Hebert led aggressive corporate intellectual property protection via case management, better designs and web protection strategies to strengthen the company’s defenses against competition.  In her executive capacity, she also designed and initiated Integral Orthopedics’ internal and external clinical studies and provided oversight on testing of new products in the company’s internal research facility, leading to favorable outcomes and the launch of several new products. From September  2008 to September  2010, she was Vice President of Marketing for DBI Inc., a medical product innovation company focused in the field of podiatry and from September  2010 to February 2012, Ms. Hebert has worked as a technical analyst and consultant for Boeing.

Ms. Hebert holds a B.S. degree in biology from Washington State University.

Richard S. Hutchings, Ph.D., who joined our board of directors on September  2, 2011, began his professional career in 1983 with Drackett Company, where he served as director of such products as Windex™, Endust™, Vanish™, and Renuzit™.  Under his leadership, Drackett secured patents for sodium chlorite-based odor elimination, oxidation chemistry, and the invention of the Vanish™ Drop-ins automatic toilet bowl cleaner.  When SC Johnson acquired Drackett in 1992, Dr. Hutchings remained with the company and advanced through a series of senior roles including service on the acquisition team for Dow Brands and subsequently as global head of research, development and engineering for the launch of both the Glade™ Liquid Electric Air Freshener and Oust™ Odor Eliminator, before becoming SC Johnson’s global Chief Technical Officer in October 2004.  Dr. Hutchings retired from SC Johnson in January 2008.

Dr. Hutchings holds a bachelor’s degree in chemistry and physics from Mercer University and a Ph.D. in physical chemistry from the University of Tennessee, Knoxville, where his thesis work focused on solution thermodynamics.  We believe that his scientific and technical experience brings a significant addition to our Board of Directors.

David J. Berkoff M.D., who joined our board of directors on September  22, 2011, is a practicing physician in the fields of emergency medicine and sports medicine.  From 2007 to July 2011, he practiced at Duke University Medical Center and also served as an Associate Professor at Duke University Medical School in the areas of Emergency Medicine and Sports Medicine, as well as a team physician to many of Duke University’s sports teams.  In July 2011, Dr. Berkoff joined the Department of Orthopedics at the University of North Carolina, Chapel Hill School of Medicine.  Dr. Berkoff received his undergraduate degree from the University of Michigan and completed his medical training at the Albert Einstein College of Medicine at Yeshiva University in New York City.  We believe Dr. Berkoff’s extensive experience and research with top athletes and endurance sports make him ideally suited to help guide our Company’s ongoing product development and commercial product efforts.

Neil Chin, who became a director of the Company on March 14, 2012, has served as Chief Marketing Officer at Alasko Foods, Inc., a Canadian company specializing in premium quality frozen fruits and vegetables since January 2011. From 2003 to December 2011, Mr. Chin served as vice president of marketing at SC Johnson, leading year-over-year market share growth for more than 200 new and established brands that redefined multi-billion dollar categories. Over the years, he managed such leading global brands as Windex®, Pledge®, Raid®, Glade®, ZipLoc®, Nature Valley® and Old El Paso®. Mr. Chin has also launched numerous new products successfully, rebuilt existing brands, pioneered new business channels, and developed new integrated marketing approaches to connect with consumers. He holds a bachelor’s degree in business administration, with honors, from Wilfrid Laurier University, and a master’s certificate in marketing communications from the Schulich Executive School of Business. Mr. Chin’s marketing experience brings further depth to our board of directors.

Ricardo Harris, who became a director of the Company on March 14, 2012, founded and served as President of RL Enterprise & Associates, LLC since 2006, specializing in business development consulting, executive coaching and recruiting. Prior thereto, Mr. Harris served as vice president of North American sales at Michelin, the world’s leading tire company from 2003 to 2006. In this capacity, he grew the company’s market share with independent retailers, car dealers, distributors, wholesalers and other major accounts across both the United States and Canada.

In 2003, Mr. Harris completed a 19-year career at SC Johnson, where he advanced through sales, marketing and general management positions to eventually become the company’s United States national sales manager, directly overseeing 350 salespeople with more than $1 billion in annual sales. He was subsequently appointed president and general manager of SC Johnson’s Puerto Rico and Caribbean operations, and under his leadership, the subsidiary delivered the highest sales, market share and profit growth in its history, while becoming the company’s fastest growing operation. Mr. Harris is an alumnus of The Ohio State University, where he holds BS and MBA degrees from the Fisher School of Business. Mr. Harris was recently appointed by the Governor of the State of South Carolina to the State’s Commission of Minority Affairs as board member and chairperson. Mr. Harris’ broad business experience makes him a valuable addition to our board of directors.

Richard Hollinger  became a director of the Company on August 19, 2013.  Mr. Hollinger has over 23 years of experience in the fields of mergers and acquisitions and corporate finance.  Since 2012, he has been an independent consultant in the field, after having serve d as a Managing Director at SunTrust Robinson Humphrey, Inc. from 2011 to 2012 and was a co-founder and Managing General Partner of Quetzal/J.P. Morgan Partners, L.P., a New York City based private equity fund from 2000 to 2010.  Mr. Hollinger holds a B.A. from Williams College and an M.B.A. from Harvard Business School..  Mr. Hollinger’s extensive experience with mergers and acquisitions and corporate finance makes him a valued addition to our board of directors.

JoAnne Brandes became a director of the Company on August 19, 2013.  Ms. Brandes is an attorney and consultant specializing in leadership development, corporate structure and governance, cultural transformation and change management.  In January 2007, she retired from an over 25 year career with the S.C. Johnson family of companies, where she served in various capacities, including the Executive Vice President, Chief Administrative Officer, General Counsel and Secretary of Johnson Diversey, Inc., responsible for all legal matters, human resources, communications, public offerings and administration for the firm and its over 54 domestic and international subsidiaries.  She serves as a member of the board of directors of Andersen Windows Corporation, Bemis Manufacturing Corporation and First Business Bank of Brookfield, Wisconsin.  Ms. Brandes holds a B.A. degree from the University of Wisconsin and a J.D. degree from Willamette University College of Law.  Given her extensive corporate experience, we believe she will be a valued addition to Fuse’s board of directors.

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

Board Committees and Independence

Our board of directors has established three standing committees, an audit committee, a compensation committee and a scientific advisor committee.  The audit committee currently consists of Reginald Hollinger, Neil Chin and Dr. Richard S. Hutchings. The compensation committee currently consists of Ricardo Harris and Dr. David J. Berkoff and the scientific advisor committee currently consists of Dr. Richard S. Hutchings, Dr. David J. Berkoff and Jeanne Hebert. Our board of directors has determined that each of our non-employed directors is “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the Nasdaq Stock Market.

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

We will be electing a new chairperson of our compensation committee at our next annual meeting.

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

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% shareholders were complied with during fiscal 2013.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the three fiscal years ended September 30, 2013, 2012, 2011.

				Stock
Name and Principal Position	Year	Salary	Bonus	Awards	Total

Brian Tuffin	2013	$200,700	$-	$160,000	$360,700
CEO and Acting CFO (1)	2012	$229,800	$-	$-	$229,800
	2011	$105,760	$-	$-	$105,760

Rubin Hanan	2013	$168,400	$-	$-	$168,400
President and COO (2)	2012	$229,700	$-	$-	$229,700
	2011	$105,760	$-	$-	$105,760

Adam Adler	2013	$81,500	$-	$-	$81,500
Chief Business Development Officer (3)	2012	$206,000	$-	$-	$206,000
	2011	$105,760	$-	$-	$105,760

Aitan Zacharin	2013	$82,000	$-	$	$82,000
Chief Marketing Officer	2012	$291,300	$-	$-	$291,300
and Chief Information Officer (4)	2011	$118,140	$-	$-	$118,140
  ___________________________

(1)	Mr. Tuffin was appointed CEO and Acting CFO of the Company on November 28, 2011.
(2)	Mr. Hanan was appointed President and COO on November 28, 2011 and stepped down from his positions with the Company on August 16, 2013.
(3)
On November 28, 2011, Mr. Adler resigned as CEO and Acting CFO.  He subsequently assumed the position of Chief Business Development Officer of the Company and stepped down from his positions with the company on August 16, 2013.  .

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

On April 14, 2011, the Company entered into an employment agreement with Adam Adler (the “Adler Employment Agreement”) pursuant to which Mr. Adler became the Chief Executive Officer of the Company.  The Adler Employment Agreement continued until terminated in accordance with its terms.  Mr. Adler received a base salary of $18,000 per month (which was reduced by the Compensation Committee to $8,333 per month in October 2012), subject to the Company having sufficient funds, and a monthly car allowance of $1,000 (which was eliminated by the compensation committee in October 2012). Mr. Adler was also entitled to receive a discretionary performance bonus based upon the sales and profitability of the Company payable in cash or equity, in the sole and absolute discretion of the board of directors. On November 28, 2011, Mr. Adler resigned as Chief Executive Officer and Acting Chief Financial Officer of the Company and subsequently assumed the position of Chief Business Development Officer of the Company.

On August 16, 2013, Mr. Adler resigned his positions with the Company.  Thereupon, Mr. Adler entered in a one (1) year consulting agreement with Fuse, pursuant to which he was to focus his efforts on select business development projects related to the continued growth and management of our athlete partnerships.  In consideration for his services, he was to receive stock grants under our Amended and Restated 2011 Incentive Stock Plan (the “Incentive Plan”) of (a) 1,000,000 shares of common stock vesting immediately and (b) 120,000 shares of common stock, vesting 10,000 shares per month over the term of the consulting agreement, subject to continued service thereunder.  The consulting agreements contain non-disclosure and non-competition covenants.  On November 25, 2013, the Company entered into a Release and Termination Agreement with Mr. Adler pursuant to which the consulting agreement was terminated.  As consideration for the Release and Termination Agreement, Mr. Adler received 1,250,000 fully vested shares of the Company’s common stock under the Incentive Plan.

On November 28, 2011, the board of directors appointed Rubin Hanan, who served as a consultant to the Company since September  2011, to the offices of President and Chief Operating Officer.  We are presently party to a consulting services agreement with Executive Leadership Intelligence, Inc. (“ELI”), a consulting firm which Mr. Hanan founded (the “Consulting Agreement”) which had a term through September  2013, renewing for successive one-year terms unless earlier terminated as provided therein.  Pursuant to the Consulting Agreement, ELI received a monthly payment of $17,000 and reimbursement of out-of-pocket expenses. Mr. Hanan also received a signing bonus of 1,500,000 restricted shares of our common stock in September 2011.  The Consulting Agreement contained confidentiality and non-solicitation provisions for ELI and a non-circumvention provision for the Company.

On August 16, 2013, Mr. Hanan resigned his positions with the Company.  Thereupon, Mr. Hanan entered in a one (1) year consulting agreement with Fuse, pursuant to which he was to focus his efforts on select business development projects related to the continued growth and management of our athlete partnerships.  In consideration for his services, he was to receive stock grants under the Incentive Plan of (a) 1,000,000 shares of common stock vesting immediately and (b) 120,000 shares of common stock, vesting 10,000 shares per month over the term of the consulting agreement, subject to continued service thereunder.  The consulting agreements contained non-disclosure and non-competition covenants.  On November 19, 2013, the Company entered into a Release and Termination Agreement with Mr. Hanan pursuant to which the consulting agreement was terminated.  As consideration for the Release and Termination Agreement, Mr. Hanan received 1,250,000 fully vested shares of the company’s common stock under the Incentive Plan.

Compensation Committee Interlocks and Insider Participation

None.

Other Executive Officer Compensation Tables

All other tables relating to compensation of executive officers have been omitted as inapplicable.

Compensation of Directors Table

The following table summarizes all compensation paid to our directors for the fiscal year ended September 30, 2013.

DIRECTOR COMPENSATION
	Fees
	Earned			Non-Equity	Non-Qualified
	or			Incentive	Deferred	All
	Paid in	Stock	Option	Plan	Compensation	Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	(#)	(#)	($)	($)	($)	($)

Brian Tuffin	200,700	2,000,000	1,500,000	0	0	0	437,500

Rubin Hanan (1)	168,400	0	0	0	0	0	258,000

Adam Adler (2)	81,500	0	0	0	0	0	132,700

Jeanne Hebert	121,300	1,000,000	1,000,000	0	0	0	252,500

Richard S. Hutchings, PhD.	0	0	800,000	0	0	0	38,400

David J. Berkoff, M.D.	0	0	800,000	0	0	0	38,400

R. Douglas Armstrong, Ph.D. (3)	0	0	800,000	0	0	0	38,400

James T. Frederick, Ph.D. (4)	0	0	800,000	0	0	0	38,400

Neil Chin	0	0	800,000	0	0	0	38,400

Ricardo Harris	0	0	800,000	0	0	0	38,400

Reginald Hollinger	0	0	800,000	0	0	0	64,000

JoAnne Brandes	0	0	0	0	0	0	0

(1)	Mr. Hanan resigned as an executive officer and director of the Company on August 16, 2013.
(2)	Mr. Adler resigned as an executive officer and director of the Company on August 16, 2013.
(3)	Dr. Armstrong resigned as a director of the Company on August 16, 2013.
(4)	Dr. Frederick passed away on December 3, 2013.

Narrative Disclosure to the Director Compensation Table

Our non-employee directors will be compensated with options to purchase common stock or awards of common stock as determined by the Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of outstanding common stock, as of the date of this report by:

⋅	each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock;
⋅	each of Company’s directors;
⋅	each of the Company’s executive officers; and
⋅	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the SEC’s rules and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty (60) days of the date of this report.

Unless otherwise indicated, the address for those listed below is c/o the Company, 6135 N.W. 167th Street, Suite E-21, Miami Lakes, Florida 33015.  Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The number of shares of the common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or convertible securities held by such persons that are exercisable within 60 days of the date of this report, but excludes shares of common stock underlying options or other convertible securities held by any other person.  The number of shares of common stock outstanding as January 17, 2014 was 398,915,143. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

	Number of Shares
	Of Common Stock
Name of Beneficial Owner	Beneficially Owned	Percent of Class (%)

Directors and Executive Officers:

Brian Tuffin	9,570,000	1.5%

Jeanne Hebert	3,500,000	*

Richard S. Hutchings, Ph.D.	1,300,000	*

David J. Berkoff, M.D.	1,300,000	*

Neil Chin	1,300,000	*

Ricardo Harris	1,300,000	*

Reginald Hollinger	0	*

JoAnne Brandes	0	*

All directors and executive officers as a group (eight persons)		—

      (1)  Represents or includes shares issuable upon the exercise of stock options.

      *    Less than 1%.

Securities Authorized for Issuance Under Equity Compensation Plans

				Number of securities remaining
	Number of securities to be			available for future issuance under
	issued upon exercise of	Weighted-average exercise		equity compensation plans
	outstanding options,	price of outstanding options,		(excluding securities
	warrants and rights	warrants and rights		reflected in column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders(Executives and Directors)	30,240,218	$	..204	-

Equity compensation plans approved by security holders(Endorsers)	13,900,000	$	..239	46,100,000

Equity compensation plans not approved by security holders.	5,884,168	$	..074	-

Total	49,024,386	$	..189	46,100,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Kaufman has billed $90,000 for the audited financial statements as of and for the year ended September 30,2013.

Paritz has billed $32,805.00 during fiscal 2012 for review of our quarterly reports for the first three quarters year ended September 30, 2012 and the audit for the year ended September 30, 2011.  MBAF has billed $35,000 for the audited financial statements as of and for the year ended September 30,2012.

Audit Related Fees

None.

Tax Fees

Not applicable.

Other Fees

None.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements – The following consolidated financial statements of Fuse Science, Inc. are contained in Item 8 of this Form 10-K:

⋅	Reports of Independent Registered Public Accountants
⋅	Consolidated Balance Sheets at September 30, 2013 and 2012
⋅	Consolidated Statements of Operations – For the years ended September 30, 2013 and 2012
⋅	Consolidated Statements of Stockholders’ Equity (Deficit) - For the years ended September 30, 2013 and 2012
⋅	Consolidated Statements of Cash Flows - For the years ended September 30, 2013 and 2012
⋅	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3(i)	Amended and Restated Articles of Incorporation (1)
3(ii)	Amended and Restated Bylaws (1)
10.1	Employment Agreement between the Company and Brian Tuffin (2) *
10.2	Employment Agreement between the Company and Adam Adler (2) *
10.3	Consulting Services Agreement between the Company and Executive Leadership Intelligence, Inc. (3) *
10.4	Amended and Restated 2011 Stock Incentive Plan (4) *
10.5	2011 Endorsers Stock Incentive Plan (5)
10.6	Code of Ethics (5)
10.7	Office Lease relating to premises located at 6135 N.W. 167 th Street, #E-21, Miami Lakes, Florida 33015 (2)
10.8	Manufacturing Agreement Distribution Agreement (6)
[10.9	Employment Agreement between the Company and Jeanne Hebert (7) *]
16.1	Letter from Morrison, Brown, Argiz & Farra, LLC as to change in certifying accountant (8)
22	Subsidiaries (5)
23.1	Consent of Kaufman, Rossin & Co., P.A. (4) *
31.1
Certification of the Chief Executive Officer and  Acting Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (4)

32.1	Certification of the Chief Executive Officer and Acting Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (4)

*	Management Compensation Arrangement

(1)	Filed as an exhibit to the Company’s Definitive Information Statement on Schedule 14C dated December 6, 2011 and incorporated herein by reference.
(2)   Filed as an exhibit to the Company’s Current Report on Form 8-K dated April 14, 2011 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Current Report on Form 8-K dated November 30, 2011 and incorporated herein by reference.
(4)   Filed herewith.
(5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended September 30, 2012 and incorporated herein by reference.
(6)   Filed as an Exhibit to the Company’s Registration Statement on Form S-1 (File No. 333-179682) and incorporated herein by reference.
(7)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated November 20, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 21, 2014.

FUSE SCIENCE, INC.

By:	/s/ Brian Tuffin
Brian Tuffin, Chief Executive Officer and Acting
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures		Title(s)	Date

By:	/s/ Brian Tuffin	Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	January 21, 2014
Brian Tuffin

By:	/s/ Jeanne Hebert	Senior Vice President of Marketing and Clinical Research, Secretary and Director	January 21, 2014
Jeanne Hebert

By:	/s/ David Berkoff, M.D.	Director	January 21, 2014
David Berkoff, M.D.

By:	/s/ Richard Hutchings, Ph.D.	Director	January 21, 2014
Richard Hutchings, Ph.D.

By:	/s/ Neil Chin	Director	January 21, 2014
Neil Chin

By:	/s/ Riccardo Harris	Director	January 21, 2014
Riccardo Harris

By:	/s/ Reginald Hollinger	Director	January 21, 2014
Reginald Hollinger

By:	/s/ JoAnne Brandes	Director	January 21, 2014
JoAnne Brandes

