Form 10-K/A
period 2013-09-30
Fuse Science, Inc.
filed 2014-01-28
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

Fuse Science, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to its Annual Report on Form 10-K for the year ended September 30, 2013 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2014 to amend Item 5 – Market for registrant’s common equity and related stockholder matters, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operation, Item 8 – Financial Statements and Supplementary data, Item 9A – Controls and Procedures, Item 12 – Security ownership of certain beneficial owners and Item 15 – Exhibits and financial statement schedules.

This Form 10-K/A does not reflect events occurring after the original filing of our Annual Report on Form 10-K on January 22, 2014 and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Annual Report on Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the original filing of our Annual Report on Form 10-K.

2

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

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2013, we had the following compensation plans in place under which shares of our common stock were authorized for issuance:

				Number of securities remaining
	Number of securities to be			available for future issuance under
	issued upon exercise of	Weighted-average exercise		equity compensation plans
	outstanding options,	price of outstanding options,		(excluding securities
	warrants and rights	warrants and rights		reflected in column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders(Executives and Directors)	30,240,218	$	..204	-

Equity compensation plans approved by security holders(Endorsers)	13,900,000	$	..239	46,100,000

Equity compensation plans not approved by security holders.	5,884,168	$	..074	-

Total	50,024,386	$	..189	46,100,000

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Operating Costs and Expenses

	Year ended
	September 30,		$
	2013	2012	Change

General and administrative	$6,398,060	$4,118,264	$2,279,796
Sales and Marketing	2,760,652	3,172,416	(411,764)
Research and development	2,200	204,541	(202,341)
	$9,160,902	$7,495,221	$1,665,691

Our operating expenses were $9,160,902 and $7,495,221 for the years ended September 30, 2013 and 2012, respectively, an increase of $1,665,691 for 2012 to 2013, reflecting increased operations. In 2013, approximately $4,800,000 was recorded for share-based compensation and amortization of deferred compensation. This compares with approximately $2,500,000 for share-based compensation and amortization of deferred compensation for the period ending September 30, 2012. The deferred compensation expense in 2013 and 2012 represents the amortized fair value of stock and options issued for services to non-employees. The share-based compensation charges to operations in 2013 and 2012 were primarily for stock options granted under our 2012 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

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

Net cash obtained through all financing activities for the year ended September 30, 2013 was $5,086,454, as compared to $4,439,068 which was used for the year ended September 30, 2012. The increase of approximately $647,386 was due to the increased warrant exercises during the year.

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

We have audited the accompanying consolidated balance sheet of Fuse Science, Inc. and Subsidiaries as of September 30, 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

CONSOLIDATION POLICY

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Fuse Science, Inc. (“FSR&D”), a Delaware Corporation, FSJV, LLC, a Florida limited liability company, FS Consumer Products Group, Inc., a Florida corporation [and its 60% owned subsidiary, Ultimate Social Network, Inc. (“USN”)]. All significant intercompany balances and transactions have been eliminated in consolidation.

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

CONCENTRATION OF CREDIT RISK

One customer accounted for approximately 46% and 0% of the Company's net sales for the years ended September 30, 2013 and 2012, respectively.  Another customer accounted for approximately 15% and 0% of the Company's net sales for the years ended September 30, 2013 and 2012, respectively.

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

5. FIXED ASSETS

Fixed Assets consisted of the following at September 30, 2013 and 2012:

	2013	2012
Equipment	$108,821	$84,752
Website	13,750	13,750
Display cases	42,245	-
Fixed assets	164,816	98,502
Less: Accumulated depreciation	(21,369)	(4,622)
Fixed assets (net)	$143,447	$93,880

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

The majority of the options granted vest at the end of the first, second or third year of the agreement for services (director fees, consulting fees and endorsement fees).  After vesting, the option generally can be exercised for a period of five years. Total compensation cost expected to be recognized for unvested options at September 30, 2013 amounted to approximately $1,100,000 over a weighted average period of approximately 0.9 years.

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

38

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

		Exercise
	Amount	Price	Shares

Convertible debt	$5,000	$0.025	200,000
Detachable warrants		$0.021	90,500
Detachable warrants		$0.120	2,817,176
Detachable warrants		$0.120	5,792,480
Detachable warrants		$0.120	750,000
Detachable warrants		$0.250	3,583,334
Detachable warrants – A – Series A & B Notes and placement agent warrants		$0.146	24,579,231
Detachable warrants – A – Issued with Exchange		$0.300	8,601,814
			46,414,535

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2013 in the following areas:
•	The Company does not have adequate controls and procedures to detect errors in accounting for certain of its financing transactions, specifically related to the Company’s issuance of convertible debt and warrants.

•	The Company does not have adequate controls and procedures to detect errors in accounting for certain of its equity transactions, specifically related to recording stock options granted to employees, consultants and endorsers.

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

      *    Less than 1%.

Securities Authorized for Issuance Under Equity Compensation Plans

				Number of securities remaining
	Number of securities to be			available for future issuance under
	issued upon exercise of	Weighted-average exercise		equity compensation plans
	outstanding options,	price of outstanding options,		(excluding securities
	warrants and rights	warrants and rights		reflected in column (a))
Plan Category	(a)	(b)		(c)
Equity compensation plans approved by security holders(Executives and Directors)	30,240,218	$	..204	-

Equity compensation plans approved by security holders(Endorsers)	13,900,000	$	..239	46,100,000

Equity compensation plans not approved by security holders.	5,884,168	$	..074	-

Total	50,024,386	$	..189	46,100,000

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

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

Audit Related Fees

None.

Tax Fees

Not applicable.

Other Fees

None.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements – The following consolidated financial statements of Fuse Science, Inc. are contained in Item 8 of this Form 10-K/A:

⋅	Reports of Independent Registered Public Accountants
⋅	Consolidated Balance Sheets at September 30, 2013 and 2012
⋅	Consolidated Statements of Operations – For the years ended September 30, 2013 and 2012
⋅	Consolidated Statements of Stockholders’ Equity (Deficit) - For the years ended September 30, 2013 and 2012
⋅	Consolidated Statements of Cash Flows - For the years ended September 30, 2013 and 2012
⋅	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit	Description

3(i)	Amended and Restated Articles of Incorporation (1)
3(ii)	Amended and Restated Bylaws (1)
10.1	Employment Agreement between the Company and Brian Tuffin (2) *
10.2	Employment Agreement between the Company and Adam Adler (2) *
10.3	Consulting Services Agreement between the Company and Executive Leadership Intelligence, Inc. (3) *
10.4	Amended and Restated 2011 Stock Incentive Plan (4) *
10.5	2011 Endorsers Stock Incentive Plan (5)
10.6	Code of Ethics (5)
10.7	Office Lease relating to premises located at 6135 N.W. 167 th Street, #E-21, Miami Lakes, Florida 33015 (2)
10.8	Manufacturing Agreement Distribution Agreement (6)
16.1	Letter from Morrison, Brown, Argiz & Farra, LLC as to change in certifying accountant (7)
22	Subsidiaries (5)
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2014.

FUSE SCIENCE, INC.

By:	/s/ Brian Tuffin
Brian Tuffin, Chief Executive Officer and Acting
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures		Title(s)	Date

By:	/s/ Brian Tuffin	Chief Executive Officer, Acting Chief Financial Officer and Director (Principal Executive, Financial and Accounting Officer)	January 28, 2014
Brian Tuffin

By:	/s/ Jeanne Hebert	Senior Vice President of Marketing and Clinical Research, Secretary and Director	January 28, 2014
Jeanne Hebert

By:	/s/ David Berkoff, M.D.	Director	January 28, 2014
David Berkoff, M.D.

By:	/s/ Richard Hutchings, Ph.D.	Director	January 28, 2014
Richard Hutchings, Ph.D.

By:	/s/ Neil Chin	Director	January 28, 2014
Neil Chin

By:	/s/ Riccardo Harris	Director	January 28, 2014
Riccardo Harris

By:	/s/ Reginald Hollinger	Director	January 28, 2014
Reginald Hollinger

By:	/s/ JoAnne Brandes	Director	January 28, 2014
JoAnne Brandes

