Form 10-Q
period 2013-12-31
Fuse Science, Inc.
filed 2014-02-26
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: December 31, 2013

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

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of February 19, 2014 was 399,915,143.

FUSE SCIENCE, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FUSE SCIENCE, INC.
Condensed Consolidated Balance Sheets
December 31, 2013 ( Unaudited ) and September 30, 2013

	December 31,	September 30,
	2013	2013

ASSETS
Current assets:
Cash and cash equivalents	$63,127	$29,430
Accounts receivable	258,715	42,772
Inventory	1,250,023	1,336,513
Prepaid expenses and other assets	24,685	15,015
TOTAL CURRENT ASSETS	1,596,550	1,423,730
Other assets:
Intellectual property, net	93,493	78,698
Fixed assets, net	137,732	143,447
TOTAL OTHER ASSETS	231,225	222,145
TOTAL ASSETS	$1,827,775	$1,645,875
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Accounts payable	$1,763,748	$1,694,589
Notes payable, net	237,086	174,395
Convertible notes payable, net	780,000	5,000
Accrued expenses	55,480	181,152
TOTAL CURRENT LIABILITIES	2,836,314	2,055,136

Warrants derivatives liabilities	58,994	252,210

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $0.001 par value; authorized 400,000,000 shares; 377,215,464 and 276,944,231 shares issued and outstanding at December 31, 2013 and September 30, 2013, respectively	377,215	276,944
Additional paid-in capital	47,975,180	43,670,326
Non-controlling interest	(126,344)	(126,344)
Accumulated deficit	(49,293,584)	(44,482,397)
Total stockholders' deficit	(1,067,533)	(661,471)
Total liabilities and stockholders' deficit	$1,827,775	$1,645,875

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2013 and 2012
(Unaudited)

		2012
	2013	Restated
Sales, net	$313,993	$40,711
Cost of sales	151,661	10,988
Gross margin	162,332	29,723
Expenses:
Sales and marketing	553,185	748,318
General and administrative expense	1,226,153	1,476,519
Research and development	-	1,600
Total expenses	1,779,338	2,226,437
Loss from operations	(1,617,006)	(2,196,714)
Other expenses:
Interest expense	(393,541)	(194,966)
Expense on inducement of warrant exchange	(170,616)	-
Change in fair value of warrant derivative liabilities	(2,630,024)	(1,672,804)
Total other expenses	(3,194,181)	(1,867,770)
Net loss	$(4,811,187)	$(4,064,484)

Loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding	328,542,287	176,794,628

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
Three Months Ended December 31, 2013
(Unaudited)

			Additional
	Common Stock		Paid-in
	Shares	Par	Capital

Balance, September 30, 2013	276,944,231	$276,944	$43,670,326
Common stock issued for:
Stock issued for consulting fees	18,275,000	18,275	591,918
Exercise of detachable warrants – Cash	267,117	267	14,424
Exchange of warrants and inducement	81,729,116	81,729	88,887
Transfer from derivatives to equity			3,098,549
Amortization of stock options			511,076
Net loss
Balance, December 31, 2013	377,215,464	377,215	47,975,180

	Non
	Controlling	Accumulated
	Interest	Deficit	Total

Balance, September 30, 2013	$(126,344)	$(44,482,397)	$(661,471)

Common stock issued for:
Stock issued for consulting fees			610,193
Exercise of detachable warrants – Cash			14,691
Exchange of warrants and inducement			170,616
Transfer from derivatives to equity			3,098,549
Amortization of stock options			511,076
Net loss		(4,811,187)	(4,811,187)
Balance, December 31, 2013	$(126,344)	$(49,293,584)	$(1,067,533)

See accompanying notes to consolidated financial statements

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2013 and 2012
(Unaudited)

		2012
	2013	Restated

Operating activities:
Net loss	$(4,811,187)	$(4,064,484)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	6,020	3,462
Stock and stock option compensation	1,121,269	1,151,050
Inducement of warrant exchange	170,616	-
Amortization of discounts and financing fees	342,230	65,116
Change in fair value of warrant derivative liabilities	2,630,024	1,672,804
Changes in operating assets and liabilities:
Inventory	86,490	(252,933)
Accounts receivable	(215,943)	9,573
Prepaid expenses and other assets	(73,902)	308,133
Accounts payable and accrued expenses	(56,511)	(273,692)
Net cash used in operating activities	(800,894)	(1,380,971)
Investing activities:
Additions to fixed assets	-	(23,442)
Intellectual property	(15,100)	-
Net cash used in investing activities	(15,100)	(23,442)
Financing activities:
Loan proceeds	835,000	250,000
Proceeds from warrant exercise	14,691	1,521,324
Financing charges paid	-	(122,578)
Net cash provided by investing activities	849,691	1,648,746
Net increase in cash and cash equivalents	33,697	244,333
Cash and cash equivalents, beginning of period	29,430	62,050
Cash and cash equivalents, end of period	$63,127	$306,383

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Cash Flows, Continued
Three Months Ended December 31, 2013 and 2012
(Unaudited)

		2012
	2013	Restated

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued for convertible notes payable and accrued interest	$-	$138,001
Common stock issued for financing fees	$-	$300,118
Transfers from derivative liability to additional paid in capital	$3,098,548	$-

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.
Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS

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

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information set forth in these interim condensed consolidated financial statements for the three months ended December 31, 2013 and 2012, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. The September 30, 2013 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Report of Independent Registered Public Accounting Firm on the September 30, 2013 consolidated financial statements contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. It is suggested that these condensed consolidated financial statements be read in conjunction with these financial statements and the notes thereto included in the Company’s latest stockholder’s annual report (Form 10-K) which were prepared assuming the Company will continue as a going concern.

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

REVENUE RECOGNITION

The Company records revenue net of discounts and allowances from the sale of Enerjel™, Powerfuse™ and Electrofuse™ , when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. The Company’s customers may return ordered items for a refund. The Company also provides customers incentives to purchase products at a discount. For the three months ended December 31, 2013, we have recorded sales discounts, credits, and returns and allowances of $246,091, which is netted against sales.

CASH CONCENTRATIONS

From time to time, the Company maintains cash with financial institutions in excess of federally insured limits.

ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized customer obligations due under normal trade terms.  The carrying amount of accounts receivable may be reduced by an allowance that reflects management's best estimate of the amounts that will not be collected.  Management individually reviews all accounts receivable balances and based on assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected.  All accounts or portions thereof determined to be uncollectible are written off to the allowance for doubtful accounts. No allowance for doubtful accounts was recorded as of December 31, 2013 and September 30, 2013.

SHIPPING AND HANDLING

Shipping and handling billed to customers is included in net sales and shipping and handling costs are recorded as a component of cost of sales.

INVENTORIES

Inventories consist of finished goods, which are manufactured by a contracted manufacturer on behalf of the Company, for resale. Inventories are valued at average cost and adjusted to reflect lower of cost or market. Provisions for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. As of December 31, 2013 and September 30, 2013, no obsolescence reserves were considered necessary.

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

There were no transfers between the levels of the fair value hierarchy during the three months ended December 31, 2013 and  2012.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company evaluates its long-lived assets and intangible assets for impairment whenever events change or if circumstances indicate that the carrying amount of any assets may not be recoverable.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to the future net undiscounted cash flows expected to be generated by the asset.  If such assets are considered to be impaired, the impairment to be recognized is the excess of the carrying amount over the fair value of the asset

INCOME TAXES

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

MARKETING, ADVERTISING AND PROMOTION COSTS

Marketing, advertising and promotion costs are charged to operations as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations.  The amounts charged for the three months ended December 31, 2013 and 2012 were approximately $553,185 and $748,318, respectively.

NON-CONTROLLING INTEREST

Non-controlling interest in the Company’s consolidated financial statements represents the 40% interest not owned by the Company in USN. USN had no operations during the three months ended December 31, 2013 and 2012.

CONCENTRATION OF CREDIT RISK

One customer accounted for approximately 97% of the Company's net sales for the three months ended December 31, 2013 and approximately 86% of accounts receivable at December 31, 2013.

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

As described in Note 7 –Payable, the Company had convertible notes and warrants outstanding during the three months ended December 31, 2013 and 2012. The convertible notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if converted” method to the extent their effect is dilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:

	For the Three Months ended
	December 31,
	2013	2012 Restated
Numerator:
Net loss available to stockholders	$(4,811,187)	$(4,069,484)

Denominator:
Weighted average number of common shares – Basic	328,542,287	176,794,628
Weighted average number of common shares – Diluted	328,542,287	176,794,628

Net loss per common share:
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

3.	RESTATEMENT OF THE DECEMBER 31, 2012 BALANCES

As a result of certain adjustments affecting quarters of the fiscal year ended September 30, 2013, that were made as of September 30, 2013, the previously reported condensed consolidated statements of operations and cash flow for the three months ended December 31, 2012 have been restated. The restatements are a result of the following:

•
Certain warrants with price protection features as described in Note 8, were not accounted for as derivatives for the quarter ended December 31, 2012. This resulted in an understatement of expenses by $1,672,804.

•
The Company incorrectly calculated the expense related to the issuance of stock options for the quarter ended December 31, 2012. This resulted in an understatement of general and administrative expense of $286,506.

Detailed below are the account balances, which were reclassified to reflect the accounting for the previously described transactions.

	Three Months
	Ended	Three Months
	December	Ended
	31, 2012	December 31, 2012	Effect of the
	Restated	(Originally Issued)	Change
General and administrative expense	$(1,476,519)	$(1,190,013)	$(286,506)
Change in fair value of warrant derivative liabilities	$(1,672,804)	$-	$(1,672,804)
Net loss	$(4,064,484)	$(2,105,174)	$(1,959,310)
Loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.01)

Additionally, the impact of the restatements to the December 31, 2012 balance sheet would be increases in warrant derivative liabilities and total stockholders’ deficit of approximately $3.5 million.

4.	GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of the business, projected operating expenses and commitments for the next twelve months and may be unable to obtain sufficient debt or equity financing. The Company has incurred net losses since inception, had a net loss of $ (4,811,187) and used $(800,894) in cash from operating activities during the three month period ended December 31, 2013. At December 31, 2013, current assets were $1,596,550 and current liabilities were $2,836,314. Further, at December 31, 2013, the accumulated deficit and total stockholders’ deficit amounted to $49,293,584 and $1,067,533, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made as a result of this uncertainty.

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

In April 2011, the Company completed its acquisition of all the outstanding common stock of the Delaware corporation now known as FSR&D, which was a development stage company with no prior operations. As of December 31, 2013 and September 30, 2013 unamortized intellectual property relating to this acquisition amounted to $93,492 and $78,698, respectively.

6.	FIXED ASSETS

Fixed Assets consisted of the following at December 31, 2013 and September 30, 2013:

	December 31, 2013	September 30, 2013
Equipment	$108,821	$108,821
Website	13,750	13,750
Display cases	42,245	42,245
Fixed assets	164,816	164,816
Less: Accumulated depreciation	(27,084)	(21,369)
Fixed assets (net)	$137,732	$143,447

Depreciation and amortization expense amounted to $6,020 and $3,462 for the three months ended December 31, 2013 and 2012, respectively.

7.	NOTES PAYABLE

The Company had the following notes payable at December 31, 2013 and September 30, 2013.

	December 31,	September 30,
	2013	2013
Convertible notes payable with interest at 12% (the “March 2013 Notes”)	$5,000	$5,000
Convertible notes payable with interest at 10% ( the “November 2013 Notes”)	775,000	-
5% Six month secured promissory note due October 9, 2013	177,086	174,395
Two Week promissory note due January 7, 2014	60,000	-
	$1,017,086	$179,395

	December 31,	September 30,
	2013	2013
Current	$1,017,086	$179,395
Long term	-	-
Total	$1,017,086	$179,395

November 2013 Notes

On November 7, 2013, we entered into a securities purchase agreement (the “Purchase Agreement”) with a group of investors pursuant to which Fuse issued and sold 10% senior secured convertible notes in the aggregate original principal amount of $775,000 (the “Notes”) and warrants to purchase up to 25,830,750 shares of Fuse’s common stock (the “Warrants”). The investor group consists of MusclePharm Corporation, Barry Honig, Michael Brauser, Melechdavid, Inc., Frost Gama Investments Trust, Jonathan Manela and Brian Tuffin, our Chief Executive Officer.

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

Under the terms of the Warrants, the Holders are entitled to exercise the Warrants for a period of five (5) years following Closing at a price of $0.065 per share (subject to adjustment as provided in the Warrant). The Company recorded a debt discount of $275,309 and recorded the warrants as derivative liabilities at fair value. The discount is amortized over the life of the Notes using the interest method.

The fair value of the warrants on the due date was estimated using the Black-Scholes valuation model with the following assumptions:

Expected term	1 year
Expected average volatility	106.00%
Expected dividend yield	0%
Risk-free interest rate	..12%

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
	(Series A Warrants)	(Series B Warrants)
Expected term	1 year	7 months
Expected average volatility	120.00%	120.00%
Expected dividend yield	0%	0%
Risk-free interest rate	..80%	..12%

8.	WARRANT DERIVATIVE LIABILITIES

The Company has warrants issued in connection with its convertible notes payable with price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the exercise price of the warrants. For certain warrants, simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. The Company accounted for its warrants with price protection in accordance with FASB ASC Topic 815.

The Company’s derivative warrant instruments have been measured at fair value at December 31, 2013 using the Black-Scholes model, which approximates a binomial or lattice model. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the warrant derivative liability have no effect on the Company’s cash flows.

The recognition and revaluation of the warrants at each reporting period resulting in the recognition of an expense of $2,630,024 and $1,672,804 for the three months ended December 31, 2013 and 2012, respectively. The fair value of the warrants at December 31, 2013 is $58,994, which is reported on the consolidated balance sheet under the caption “Warrant Derivative Liabilities”.

Fair Value Assumptions Used in Accounting for Warrant Derivative Liabilities
The Company has determined its warrant derivative liabilities to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of December 31, 2013. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The key inputs used in the December 31, 2013 fair value calculations were as follows:

Stock Price	$0.02
Volatility	108%-113%
Strike Price	$0.065—0.25
Risk-free Rate	0.10%-0.13%
Dividend Rate	0%
Expected Life	6 months – 9 months

At December 31, 2013, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at December 31, 2013
		Quoted Prices in	Significant Other	Significant
	Balance at	Active Markets	Observable Inputs	Unobservable Inputs
	September 30, 2013	(Level 1)	(Level 2)	(Level 3)
Warrant derivative liabilities	$58,994	$-	$-	$58,994

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended December 31, 2013:

Fair Value Measurements
Using
Significant Unobservable
Inputs
(Level 3)
Warrant Derivative Liabilities
Beginning balance at September 30, 2013	$252,210
Issuance of warrant derivative liabilities	275,309
Changes in estimated fair value	2,630,024
Reclassification of derivative liability to additional paid-in capital	(3,098,549)
Ending balance at December 31, 2013	$58,994

9.	WARRANT EXCHANGE

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

Under Exchange Agreements entered into between the Company and the Holders, the Holders of Series A Warrants to purchase an aggregate of 19,808,930 shares of our common stock and Exchange Warrants to purchase an aggregate of 8,601,814 shares of our common stock agreed to exchange their Series A Warrants and/or their Exchange Warrants for an aggregate of 81,729,116 shares of our common stock (the “Exchange Shares”).

As a result of the exchange, the warrant derivative liability related to the Series A Warrants was reduced by $3,098,549. An expense on inducement of warrant exchange in the amount of $170,616 was recorded as a result of the exchange of the Exchange Warrants.

10.	INCOME TAXES

The Company recorded no income tax benefit or expense for the losses for the three months ended December 31, 2013 and 2012 since management has determined that the realization is not assured and has created a valuation allowance for the full amount of deferred tax assets.

11.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

At December 31, 2013, the Company had 10,000,000 shares authorized and no shares issued and outstanding of its $0.001 par value preferred stock.

Common stock

At December 31, 2013 and September 30, 2013, the Company had 400,000,000 shares authorized and 377,215,464 and 276,944,231 shares issued and outstanding, respectively, of its $0.001 par value common stock.

 Transactions during the three months ended December 31, 2013

Common Stock

During the three months ended December 31, 2013, the Company issued 18,275,000 shares of common stock to athletes and consultants for endorsement and consulting services valued at approximately $610,000.

Warrants

During the three months ended December 31, 2013, the holders of the March 2013 Notes exercised 267,117 of series B Warrants issued in connection therewith for common stock which generated $14,691 in cash.

On December 12, 2013, the Company reached agreements with the holders of the series A Warrants that were issued in conjunction with the March 2013 Notes, and the holders of the exchange warrants. The terms of the agreements resulted in the exchange of the . 19,808,930 series A Warrants and 8,601,814 exchange warrants for approximately 81,729,000 shares of common stock (see Note 9).

 Transactions during the three months ended December 31, 2012

Common Stock

During the three months ended December 31, 2012, the Company issued 1,066,461 shares of common stock upon conversion of convertible notes payable with a principal balance and accrued interest totaling $138,001.

During the three months ended December 31, 2012, the Company issued 1,250,000 shares of common stock to athletes and consultants for endorsement and consulting services valued at approximately $518,000.

Warrants

During the three months ended December 31, 2012, the note holders of the February 2012 Notes exercised approximately 13,830,216 of Series B Warrants for common stock which generated $1,521,324 in cash. In addition, during the period there were cashless exercises in the amount of 919,018 shares from our Series A warrants issued with our February 2012 Notes.

12.	COMMITMENTS AND CONTINGENCIES

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

Commission
Sales Range	Rate
$0 - $100,000	0.00%
$100,001 - $10,000,000	5.00%
$10,000,001 - $50,000,000	2.50%

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

13.	SUBSEQUENT EVENTS:

(a)   On January 3, 2014, we repurchased outstanding Advisory Warrants (the “Advisory Warrants”) from the holders thereof (the “Holders”) through an exchange offer. These Advisory Warrants were originally issued in 2011 and 2012 for investment banking services.

Under Exchange Agreements entered into between the Company and the Holders, the Holders of Advisory Warrants to purchase an aggregate of 828,249 shares of our common stock agreed to exchange their Advisory Warrants for an aggregate of 24,000,000 shares of our common stock (the “Exchange Shares”).

The Exchange Shares are being issued to the Holders pursuant to the exemption from registration afforded by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

(b)   On January 3, 2014, we also entered into a securities purchase agreement (the “Purchase Agreement”) with two (2) investors (the “New Investors”) pursuant to which Fuse agreed to issue and sell senior secured convertible notes in the aggregate original principal amount of $1,000,000 (the “Senior Notes”) and warrants to purchase up to 50,000,000 shares of Fuse’s common stock (the “Warrants”). The transaction is scheduled to close on or before January 6, 2014 (“Closing”). $550,000 in principal amount of Senior Notes and Warrants to purchase 41,250,000 shares of our common stock will be issued at Closing. The balance of $450,000 will be funded in four (4) monthly installments of $100,000 in principal amount of Senior Notes and Warrants to purchase 7,500,000 shares of our common stock and a final installment of $50,000 in principal amount of Senior Notes and Warrants to purchase 3,750,000 shares of our common stock, subject to satisfaction of customary conditions at the closing of each installment.

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

As soon as practicable after the Closing Date but in no event later than twenty (20) days thereafter, the Company shall seek shareholder approval to cause (1) the increase of the number of authorized shares of common stock to 800 million shares and (2) authorize implementation of a reverse split of the common stock at a ratio of 200:1.

The securities issued to the Investor were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D thereunder. The Notes issued to the Exchange Investors were issued to the Exchange Investors pursuant to the exemption from registration afforded by Section 3(a)(9) of the Securities Act. In connection with these transactions, Fuse will pay a placement agent fee equal to five percent (5%) of the principal amount of Senior Notes issued to the New Investors, to Dawson James Securities and will issue to the placement agent and their respective designees, placement agent warrants to purchase 7% of the number of shares of common stock that are issuable pursuant to the Senior Notes and Warrants issued to the New Investors.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2013 as Compared to Three Months Ended December, 2012.

Revenues and Gross Profit

	Three Months ended
	December 31,
	2013	2012 Restated	$ Change	% Change

Sales, net	$313,993	$35,872	$278,121	775%
Cost of sales	151,661	10,960	140,701	1,284%
Gross margin	$162,332	$24,912	$137,420

Sales

Net Sales were $313,993 for the three months ended December 31, 2013, as compared to $35,872 for the three months ended December 31, 2012. The increase in sales is due to the initial expansion of retail distribution nationally led by Walgreens, Discount Drug Mart, Golf Galaxy and others.

Gross Profit

Gross profit percentage during the three months ended December 31, 2013 was 52% compared to 69% for the three months ending December 31, 2012. Sales for the three months ended December 31, 2013 consisted of Enerjel™, Powerfuse™ and Electrofuse™. Sales for the three months ended December 31, 2012 only consisted of Enerjel™. This change resulted in a larger portion of sales being sold at wholesale pricing versus direct to consumer. Additionally, the Company and Walgreens conducted a two-for-one promotion during the three months ended December 31, 2013 resulting in reduced sales prices and gross profit.

Operating Costs and Expenses

	Three Months ended
	December 31,		$
		2012
	2013	Restated	Change

General and administrative	$1,226,153	$1,476,519	$(250,366)
Sales and Marketing	553,185	748,318	(195,133)
	$1,779,338	$2,224,837	$(445,499)

Our operating expenses were $1,779,338 and $2,224,837 for the three months ended December 31, 2013 and December 31, 2012, respectively, a decrease of $445,499 from 2012 to 2013, reflecting increased operations. For the three months ending December 31, 2013, $1,121,269 was recorded for share-based compensation and amortization of deferred compensation. This compares with $1,151,050 for share-based compensation and amortization of deferred compensation for the three months ending December 31, 2012. The deferred compensation expense in 2013 and 2012 represents the amortized fair value of stock and options issued for services to non-employees. The share-based compensation charges to operations in 2013 and 2012 were primarily for stock options granted under our 2011 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

General and Administrative Expenses

For the three months ended December 31, 2013 and 2012 general and administrative expenses were $1,226,153 and $1,476,519, respectively. The decrease of $250,366 is primarily composed of decreases in non-cash stock-based compensation costs of $30,000 and $60,000 in compensation expenses to employees. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

	Three months ended December 31,
		2012
	2013	Restated

Professional fees	$703,482	$575,347
Salaries and benefits	431,527	494,541
Other general and administrative expense	91,143	406,631
	$1,226,153	$1,476,519

Professional Fees Expense

Professional fees expense increased to $703,482 for the three months ended December 31, 2013, compared to $576,347 for the three months ended December 31, 2012. This increase was due to the Company’s requirements for legal, compliance, protection and accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance.

Salary and Benefits

Salary and benefits amounted to $431,527 for the three months ended December 31, 2013 compared to $494,541for the three months ended December 31, 2012. The decrease was due to a decrease in personnel headcount. Prior to April 1, 2012 the Company limited payments to employees and consultants based on cash availability resulting in underpayment of salaries.

Sales and Marketing

For three months ended December 31, 2013 and 2012, sales and marketing expenses were $553,185 and $748,318, respectively. In February 2012, the Company entered into a marketing and distribution agreement with Mission to market the Company’s products through their distribution channels. This agreement included comprehensive marketing services and heavy commercialization efforts during the first ten (10) months. The Company paid Mission approximately $650,000 for these services, which is amortized over 10 months. Included in the decrease in 2013 is amortization of deferred compensation (non-cash) of approximately $60,942 as of December 31, 2013 compared to $274,481 as of December 31, 2012. The Company’s products are endorsed by a number of professional athletes, which are remunerated cash and non-cash payments. The decrease in sales and marketing is also attributed to endorsement contracts with these professional athletes. Sales and marketing expenses consist primarily of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

Research and Development

Included in our operating expenses for 2013 is approximately $0 for research and development expenses compared to $1,600 for 2012. Research and development expenses consist primarily of compensation for contractors engaged in internal research and product development activities, laboratory operations, and related expenses. The Company considers research and development of its technology and the science behind its products an important cornerstone of its continuing efforts. As the Company progresses it will continue to invest in research and development and anticipates increases year over year.

Other Expense

Other income (expense) consists of the following:

	Three months ended December 31,
		2012
	2013	Restated

Expense on inducement of warrant exchange	$(170,616)	$-
Change in fair value warrant derivative liabilities	(2,630,024)	(1,672,804)
Interest expense	(393,541)	(194,966)
	$(3,194,181)	$(1,867,770)

Interest Expense

Interest expense is primarily attributable to convertible notes payable. During February of 2012, the Company issued $3,169,359 of convertible notes bearing interest of 9%. On March 7, 2013, the Company issued similar notes with an aggregate face value of $2,050,000 bearing interest of 12%. Interest expense amounted to $393,541 for the three months ended December 31, 2013, as compared to interest expense of approximately $194,966 for the three months ended December 31, 2012. Also included in interest expense is amortization of financing fees relating to the notes and amortization of note discounts on the balance of the outstanding notes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The following table summarizes total current assets, liabilities and working capital at December 31, 2013 compared to September 30, 2013.

	December 31, 2013	September 30, 2013	Increase/(Decrease)

Current Assets	$1,596,550	$1,423,730	$172,820
Current Liabilities	$2,836,314	$2,055,136	$781,178
Working Capital (Deficit)	$(1,239,764)	$(631,406)	$(608,358)

As December 31, 2013, we had a working capital deficit of $(1,239,764), as compared to a working capital deficit of $(631,406) at September 30, 2013, an increase of $608,358. The increase is primarily attributable to the Company’s issuance of $780,000 in convertible notes. The Company continues to devote significant resources to aggressively pursue markets for its products, new product introductions, advancement of its intellectual property and build out of its infrastructure and team.

Net cash (used for) operating activities for the three months ended December 31, 2013 and 2012 was $(800,894) and $(1,380,971), respectively. The net loss for the three months ended December 31, 2013 and 2012 was $(4,811,187) and $(4,064,484), respectively.

Net cash (used for) and provided by investing activities for the three months ended December 31, 2013 and 2012 respectively, was $(15,100) and $(23,442), respectively.

Net cash obtained through all financing activities for the three months ended December 31, 2013 and 2012 was $849,691 and $1,648,746, respectively.

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

Going Concern

The financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At December 31, 2013, the Company had cash of $63,127 and a working capital deficit of $(1,239,764). Further, at December 31, 2013, the accumulated deficit amounted to $49,293,584. As a result of the history of losses and unfavorable financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of December 31, 2013.  Our management has determined that, as of December 31, 2013, the Company's disclosure controls and procedures are not effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2013 in the following areas:
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

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended December 31, 2013.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

On August 28, 2013, Maurice Edward Durschlag filed a state court lawsuit against the Company in Charlotte, North Carolina.  Mr. Durschlag was formerly the president of Double Eagle Holdings, Inc. (n/k/a Fuse Science, Inc.), alleges breach of contract and unpaid royalty payments.  On October 10, 2013, the Company learned that a default had been entered in this case.  The Company  has filed appropriate motions to set aside the default and compel arbitration as required under the subject Agreement.  Based on conversations with our IP counsel, the Company believes that Mr. Durschlag's claims are without merit.

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

FUSE SCIENCE, INC.

February 26, 2014	By: /s/Brian Tuffin
Brian Tuffin,
Chief Executive Officer and
Acting Chief Financial Officer

