Form 10-Q/A
period 2013-12-31
Fuse Science, Inc.
filed 2014-03-03
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Fuse Science, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, filed with the Securities and Exchange Commission on February 26, 2014, is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

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

⋅
Certain warrants with price protection features as described in Note 8, were not accounted for as derivatives for the quarter ended December 31, 2012. This resulted in an understatement of expenses by $1,672,804.

⋅
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

FUSE SCIENCE, INC.

February 24, 2014	By: /s/Brian Tuffin
Brian Tuffin,
Chief Executive Officer and
Acting Chief Financial Officer

