Form 10-Q
period 2014-03-31
Fuse Science, Inc.
filed 2014-05-20
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the

Securities Exchange Act of 1934

For Quarter Ended: March 31, 2014

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

The number of shares outstanding of registrant’s common stock, par value $0.001 per share, as of April 29, 2014 was 413,825,143.

FUSE SCIENCE, INC.

PART 1: FINANCIAL INFORMATION

ITEM 1: CONDENSED AND CONSOLIDATED FINANCIAL STATEMENTS

FUSE SCIENCE, INC.

Condensed Consolidated Balance Sheets

March 31, 2014 ( Unaudited ) and September 30, 2013

	March 31,	September 30,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$13,712	$29,430
Accounts receivable	32,463	42,772
Inventory	1,219,848	1,336,513
Prepaid expenses and other assets	57,685	15,015
TOTAL CURRENT ASSETS	1,323,708	1,423,730
Other assets:
Intellectual property, net	92,539	78,698
Fixed assets, net	132,667	143,447
TOTAL OTHER ASSETS	225,206	222,145
TOTAL ASSETS	$1,548,914	$1,645,875
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities:
Accounts payable	$1,663,891	$1,694,589
Notes payable, net	112,086	174,395
Convertible notes payable	780,000	5,000
Accrued expenses	276,360	181,152
TOTAL CURRENT LIABILITIES	2,832,337	2,055,136
Long term liabilities:
Convertible notes payable, net	37,501	-
Derivative liabilities	2,390,229	252,210
TOTAL LONGTERM LIABILITIES	2,427,730	252,210

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $0.001 par value; authorized 800,000,000 shares; 402,215,464 and 276,944,231 shares issued and outstanding at March 31, 2014 and September 30, 2013, respectively	402,215	276,944
Additional paid-in capital	48,549,730	43,670,326
Non-controlling interest	(126,344)	(126,344)
Accumulated deficit	(52,536,754)	(44,482,397)
Total stockholders' deficit	(3,711,153)	(661,471)
Total liabilities and stockholders' deficit	$1,548,914	$1,645,875

See accompanying notes to condensed consolidated financial statements.

 FUSE SCIENCE, INC.

Condensed Consolidated Statements of Operations

Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013 Restated
Sales, net	$73,099	$56,622
Cost of sales	23,064	27,504
Gross margin	50,035	29,118
Expenses:
Sales and marketing	336,299	1,237,822
General and administrative expense	865,061	1,824,426
Total expenses	1,201,360	3,062,248
Loss from operations	(1,151,325)	(3,033,130)
Other expenses:
Interest expense	(66,573)	(1,167,726)
Expense on inducement of warrant exchange	(480,000)	-
Expense on issuance of derivative liabilities	(439,428)	(1,283,103)
Change in fair value of derivative liabilities	(1,105,844)	(8,149,794)
Total other expenses	(2,091,845)	(10,600,623)
Net loss	(3,243,170)	(13,633,753)

Loss per share, basic and diluted	$(0.01)	$(0.07)

Weighted average shares outstanding	401,030,925	190,368,357

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Operations

Six Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013 Restated
Sales, net	$387,092	$97,333
Cost of sales	174,725	38,492
Gross margin	212,367	58,841
Expenses:
Sales and marketing	889,484	1,986,140
General and administrative expense	2,091,214	3,300,945
Research and development	-	1,600
Total expenses	2,980,698	5,288,685
Loss from operations	(2,768,331)	(5,229,844)
Other expenses:
Interest expense	(460,114)	(1,362,692)
Expense on inducement of warrants exchange	(650,616)	-
Expense on issuance of derivative liabilities	(439,428)	(1,283,103)
Change in fair value of derivative liabilities	(3,735,868)	(9,822,598)
Total other expenses	(5,286,026)	(12,468,393)
Net loss	(8,054,357)	(17,698,237)

Loss per share, basic and diluted	$(0.02)	$(0.10)
Weighted average shares outstanding	388,580,925	186,026,466

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

Six Months Ended March 31, 2014

(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par	Shares	Par	Capital

Balance, September 30, 2013			276,944,231	$276,944	$43,670,326
Common stock issued for:
Stock issued for consulting fees			19,275,000	19,275	671,861
Exercise of detachable warrants – Cash			267,117	267	14,424
Exchange of warrants			105,729,116	105,729	544,887
Transfer from derivatives to equity					3,098,549
Amortization of stock options					585,646
Equity based offering costs					(35,963)
Net loss
Balance, March 31, 2014	-	$-	402,215,464	402,215	48,549,730

	Non
	Controlling	Accumulated
	Interest	Deficit	Total

Balance, September 30, 2013	$(126,344)	$(44,482,397)	$(661,471)
Common stock issued for:
Stock issued for consulting fees			691,136
Exercise of detachable warrants – Cash			14,691
Exchange of warrants and inducement			650,616
Transfer from derivatives to equity			3,098,549
Amortization of stock options			585,646
Equity based offering costs			(35,963)
Net loss		(8,054,357)	(8,054,357)

Balance, March 31, 2014	$(126,344)	$(52,536,754)	$(3,711,153)

See accompanying notes to consolidated financial statements

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Cash Flows

Six Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013 Restated

Operating activities:
Net loss	$(8,054,357)	$(17,698,237)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	12,041	7,548
Stock and stock option compensation	1,276,782	2,882,079
Inducement of warrant exchange	650,616	-
Amortization of discounts and financing fees	381,731	1,260,714
Change in fair value of warrant derivative liabilities	3,735,868	9,822,598
Expense on issuance of derivative liabilities	439,428	1,283,103
Changes in operating assets and liabilities:
Inventory	116,667	(855,993)
Accounts receivable	10,307	(22,693)
Prepaid expenses and other assets	(108,902)	(19,357)
Accounts payable and accrued expenses	64,510	(173,940)
Net cash used in operating activities	(1,475,309)	(3,514,178)
Investing activities:
Additions to fixed assets	-	(35,912)
Intellectual property	(15,100)	-
Net cash used in investing activities	(15,100)	(35,912)
Financing activities:
Loan proceeds	1,585,000	2,110,000
Repayment of notes payable	(125,000)	(60,000)
Proceeds from warrant and option exercises	14,691	1,621,102
Net cash provided by investing activities	1,474,691	3,671,102
Net increase (decrease) in cash and cash equivalents	(15,718)	121,012
Cash and cash equivalents, beginning of period	29,430	62,050
Cash and cash equivalents, end of period	$13,712	$183,062

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Condensed Consolidated Statements of Cash Flows, Continued

Six Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013 Restated

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued for convertible notes payable and accrued interest	$-	$206,735
Transfer from derivative liability to additional paid in capital	$3,098,549	$10,641,398
Discount on debt recorded as derivative liability	$1,025,309	$2,050,000

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.

Notes to Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS

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

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information set forth in these interim condensed consolidated financial statements for the three and six months ended March 31, 2014 and 2013, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. The September 30, 2013 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Report of Independent Registered Public Accounting Firm on the September 30, 2013 consolidated financial statements contained an explanatory paragraph expressing substantial doubt about the company’s ability to continue as a going concern. It is suggested that these condensed consolidated financial statements be read in conjunction with these financial statements and the notes thereto included in the Company’s latest stockholder’s annual report (Form 10-K) which were prepared assuming the Company will continue as a going concern.

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

REVENUE RECOGNITION

The Company records revenue net of discounts and allowances from the sale of Enerjel™, Powerfuse™ and Electrofuse™ , when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. The Company’s customers may return ordered items for a refund. The Company also provides customers incentives to purchase products at a discount. For the three months ended March 31, 2014, we have recorded sales discounts, credits, coupons, and return and allowances of $6,604. For the six months ended March 31, 2014, we have recorded sales discounts, credits, coupons and returns and allowances of $252,695, which is netted against sales.

CASH CONCENTRATIONS

From time to time, the Company maintains cash with financial institutions in excess of federally insured limits.

ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized customer obligations due under normal trade terms. The carrying amount of accounts receivable may be reduced by an allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and based on assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected. All accounts or portions thereof determined to be uncollectible are written off to the allowance for doubtful accounts. No allowance for doubtful accounts was recorded as of March 31, 2014 and September 30, 2013.

SHIPPING AND HANDLING

Shipping and handling billed to customers is included in net sales and shipping and handling costs are recorded as a component of cost of sales.

INVENTORIES

Inventories consist of finished goods, which are manufactured by a contracted manufacturer on behalf of the Company, for resale, and raw materials. Inventories are valued at average cost and adjusted to reflect lower of cost or market. Provisions for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. During the three and six months ended March 31, 2014, $125,000 of Enerjel™ inventories were expensed for marketing and promotion activities. As of March 31, 2014 and September 30, 2013, no obsolescence reserves were considered necessary.

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

There were no transfers between the levels of the fair value hierarchy during the six months ended March 31, 2014 and 2013.

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

MARKETING, ADVERTISING AND PROMOTION COSTS

Marketing, advertising and promotion costs are charged to operations as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations. The amount charged for the three months ended March 31, 2014 and 2013 were approximately $336,299 and $1,237,822 respectively. The amounts charged for the six months ended March 31, 2014 and 2013 were approximately $889,484 and $1,986,140, respectively.

NON-CONTROLLING INTEREST

Non-controlling interest in the Company’s consolidated financial statements represents the 40% interest not owned by the Company in USN. USN had no operations during the six months ended March 31, 2014.

CONCENTRATION OF CREDIT RISK

One customer accounted for approximately 97% of the Company’s net sales for the three and six months ended March 31, 2014. The Company obtains principally all of its inventory from one vender. In the event of loss of this supplier, it is reasonably possible that the Company would incur significant disruption to its operations, which could have a material adverse impact on the Company's financial position.

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

As described in Note 7 –Payable, the Company had convertible notes and warrants outstanding during the three and six months ended March 31, 2014. The convertible notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if converted” method to the extent their effect is dilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:

	For the Three Months ended March 31,
	2014	2013 Restated
Numerator:
Net loss available to stockholders	$(3,243,170)	$(13,633,753)

Denominator:
Weighted average number of common shares – Basic	401,030,925	190,368,357
Weighted average number of common shares – Diluted	401,030,925	190,368,357

Net loss per common share:
Basic	$(0.01)	$(0.07)
Diluted	$(0.01)	$(0.07)

	For the Six Months ended March 31,
	2014	2013 Restated
Numerator:
Net loss available to stockholders	$(8,054,357)	$(17,698,237)

Denominator:
Weighted average number of common shares – Basic	388,580,925	186,026,466
Weighted average number of common shares – Diluted	388,580,925	186,026,466

Net loss per common share:
Basic	$(0.02)	$(0.10)
Diluted	$(0.02)	$(0.10)

3.	RESTATEMENT OF THE MARCH 31, 2013 BALANCES

As a result of certain adjustments affecting quarters of the fiscal year ended September 30, 2013, that were made as of September 30, 2013, the previously reported condensed consolidated statements of operations for the three and six months ended March 31, 2013 and the consolidated statement of cash flow for the six months ended March 31, 2013 have been restated. The restatements are a result of the following:

•	Certain warrants with price protection features as described in Note 8, were not accounted for as derivatives for the three and six months ended March 31, 2013. This resulted in an understatement of expense by $8,149,794 and $9,822,598, respectively.
•	The Company incorrectly calculated the expense related to the issuance of stock options for the three and six months ended March 31, 2013. This resulted in an aggregate understatement of general and administrative and sales and marketing expenses of $998,283 and $1,284,789.
•	The company incorrectly recorded $1,006,244 of interest expense as beneficial conversion feature of convertible notes payable for the three and six months ended March 31, 2013.
•	The company did not record an expense as inducement of warrants exchange of $1,283,103 for the three and six months ended March 31, 2013.

Detailed below are the account balances, which were restated to reflect the accounting for the previously described transactions.

	Three Months Ended March 31, 2013 Restated	Three Months Ended March 31, 2013 (Originally Issued)	Effect of the Change
General and administrative expense	$(1,824,426)	$(1,304,261)	$(520,165)
Sales and marketing	$(1,237,822)	$(759,704)	$(478,118)
Interest expense	$(1,167,726)	$(161,482)	$(1,006,244)
Expense on issuance of derivative liabilities	$(1,283,103)	$-	$(1,283,103)
Change in fair value of warrant derivative liabilities	$(8,149,794)	$-	$(8,149,794)
Beneficial conversion features of convertible notes payable	$-	$(1,006,244)	$1,006,244
Net loss	$(13,633,753)	$(3,202,573)	$(10,431,180)
Loss per share, basic and diluted	$(0.07)	$(0.02)	$(0.05)

	Six Months Ended March 31, 2013 Restated	Six Months Ended March 31, 2013 (Originally Issued)	Effect of the Change
General and administrative expense	$(3,300,945)	$(2,494,274)	$(806,671)
Sales and marketing	$(1,986,140)	$(1,508,022)	$(478,118)
Interest expense	$(1,362,682)	$(356,448)	$(1,006,244)
Expense on issuance of derivative liabilities	$(1,283,103)	$-	$(1,283,103)
Change in fair value of warrant derivative liabilities	$(9,822,598)	$-	$(9,822,598)
Beneficial conversion features of convertible notes payable	$-	$(1,006,244)	$1,006,244
Net loss	$(17,698,237)	$(5,307,746)	$(12,390,481)
Loss per share, basic and diluted	$(0.10)	$(0.03)	$(0.07)

Additionally, the impact of the restatements to the March 31, 2013 balance sheet would be increases to warrant derivative liabilities and total stockholder’s deficit of approximately $2,500,000.

4.	GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of the business, projected operating expenses and commitments for the next twelve months and may be unable to obtain sufficient debt or equity financing. The Company has incurred net losses since inception, had a net loss of $ (8,054,357) and used $(1,475,309) in cash from operating activities during the six month period ended March 31, 2014. At March 31, 2014, current assets were $1,323,708 and current liabilities were $2,832,337. Further, at March 31, 2014, the accumulated deficit and total stockholder’s deficit amounted to $52,536,754 and $3,711,153, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made as a result of this uncertainty.

The Company has taken several steps to address its liquidity requirements.  In addition to reducing the amount of operating expenses that it incurs on a monthly basis, the Company is reducing its pricing to increase the demand for its products and is seeking additional debt or equity financing.  The Company is also evaluating what strategic alternatives might be available.

5.	INTELLECTUAL PROPERTY

In April 2011, the Company completed its acquisition of all the outstanding common stock of the Delaware corporation now known as FSR&D, which was a development stage company with no prior operations. As of March 31, 2014 and September 30, 2013 unamortized intellectual property relating to this acquisition amounted to $92,539 and $78,698, respectively.

6.	FIXED ASSETS

 Fixed Assets consisted of the following at March 31, 2014 and September 30,2013:

	March 31, 2014	September 30, 2013
Equipment	$108,821	$108,821
Website	13,750	13,750
Display cases	42,245	42,245
Fixed assets	164,816	164,816
Less: Accumulated depreciation	(32,149)	(21,369)
Fixed assets (net)	$132,667	$143,447

Depreciation and amortization expense amounted to $6,021 and $4,086 for the three months ended March 31, 2014 and 2013 respectively. Depreciation and amortization expense amounted to $12,041 and $7,548 for the six months ended March 31, 2014 and 2013 respectively.

7.	NOTES PAYABLE

The Company had the following notes payable at March 31, 2014 and September 30, 2013.

	March 31,	September,30
	2014	2013

Convertible notes payable with interest at 12% (the “January 2014 Notes”)	$750,000	$-
Convertible notes payable with interest at 10% ( the “November 2013 Notes”)	775,000	-
Convertible notes payable with interest at 12% (the “March 2013 Notes”)	5,000	5,000
5% Six month secured promissory note due October 9, 2013	112,086	174,395
	$1,642,086	$179,395

	March 31,	September 30,
	2014	2013
Current	$892,086	$179,395
Long term	750,000	-
Total	$1,642,086	$179,395

January 2014 Notes

On January 3, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”) with two investors pursuant to which Fuse issued and sold 12% senior secured convertible notes in the aggregate original principal amount of $1,000,000 (the “Notes”) and warrants to purchase up to 75,000,000 shares of Fuse’s common stock (the “Warrants”). The indebtedness evidenced by the Notes bears interest at 12% per year, and accrues and is payable together with principal on January 2, 2019. The Notes may be converted, at the option of the holder, into the Company’s common stock, at any time following issuance at an initial conversion price(the “Fixed Conversion Price”) of $0.02 per share (subject to adjustment as provided in the Note). From and after the sixth month anniversary of the issuance of the Notes, the conversion price of the Notes will be equal to the lower of (i) the Fixed Conversion Price and (ii)  sixty percent of the lowest weighted average price our common stock on any trading day for the sixty trading days immediately preceding any conversion of the Senior Notes (the “Alternative conversion Price,” and together with the Fixed Conversion Price, the “Conversion Price”). The Conversion Price is also subject to anti-dilution adjustments as provided for the Senior Notes. The Notes are secured by a first lien on substantially all of Fuse’s assets pursuant to a pledge and security agreement (the “Security Agreement”) among the parties.

As per the agreement, $550,000 of the Notes was received at the closing. $200,000 of the principal amount of the notes was received in two monthly installments during February 2014 and March 2014. The remaining $250,000 of the Notes will be received in the next two monthly installments. In recording the transaction, the Company recorded a discount for the full face value of the Notes and recorded a derivative liability at fair value for the warrants and the debt conversion feature of $1,189,428, resulting in an expense of $439,428 upon recording the derivative liability. The discount is amortized over the life of the notes using the interest method.

Under the terms of the Warrants, the Holders are entitled to exercise the Warrants for a period of five (7) years from issuance at a price of $0.0259 per share (subject to adjustment as provided in the Warrant).

The fair value of the warrants and the debt conversion feature on the issue date was estimated using the Black-Scholes valuation model with the following assumptions:

Expected term	18 months - 5 years
Expected average volatility	117.00% - 121.00%
Expected dividend yield	0%
Risk-free interest rate	.23%

The securities were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D thereunder. In connection with these transactions, Fuse will pay a placement agent fee of $43,400 and will issue to the placement agent and their respective designees, placement agent warrants to purchase 7% of the number of shares of common stock that are issuable pursuant to the Notes and Warrants.

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

Under the terms of the Warrants, the Holders are entitled to exercise the Warrants for a period of five (5) years following Closing at a price of $0.065 per share (subject to adjustment as provided in the Warrant). The Company recorded a debt discount of $275,309 and recorded the warrant derivative liability at fair value. The discount is amortized over the life of the notes using the interest method

The fair value of the warrants on the due date was estimated using the Black-Scholes valuation model with the following assumptions:

Expected term	1 year
Expected average volatility	106.00%
Expected dividend yield	0%
Risk-free interest rate	.12%

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

	(Series A Warrants)	(Series B Warrants)
Expected term	1 year	7 months
Expected average volatility	120.00%	120.00%
Expected dividend yield	0%	0%
Risk-free interest rate	.80%	.12%

8.	DERIVATIVE LIABILITIES

The Company has warrants and debt conversion features issued in connection with its convertible notes payable with price protection provisions that allow for the reduction in the exercise price of the warrants and conversion price of the debt in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the exercise or conversion price. Simultaneously with any reduction to the exercise price of the warrants, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. The Company accounted for its warrants and debt conversion features with price protection in accordance with FASB ASC Topic 815.

The Company’s derivative instruments have been measured at fair value at March 31, 2014 using the Black-Scholes model, which approximates a binomial or lattice model. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the warrant derivative liability have no effect on the Company’s cash flows.

The recognition and revaluation of the derivatives at each reporting period resulted in the recognition of an expense of $3,735,868 and $9,224,437 for the six months ended March 31, 2014 and 2013, respectively. The fair value of the derivatives at March 31, 2014 is $2,390,229, which is reported on the consolidated balance sheet under the caption “Derivative Liabilities”.

Fair Value Assumptions Used in Accounting for Derivative Liabilities

The Company has determined its derivative liabilities to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of March 31, 2014. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The key inputs used in the March 31, 2014 fair value calculations were as follows:

Stock Price	$0.02
Volatility	122%-137%
Strike Price	$0.029 - 0.12
Risk-free Rate	0.10%-0.13%
Dividend Rate	0%
Expected Life	6 months – 5 years

At March 31, 2014, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at March 31, 2014
	Balance at March 31, 2014	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$2,390,229	$2,390,229

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the year ended March 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities
Beginning balance at September 30, 2013	$252,810
Issuance of derivative liabilities	1,500,700
Changes in estimated fair value	3,735,868
Reclassification of derivative liability to additional paid-in capital	(3,098,549)
Ending balance at March 31, 2014	$2,390,229

9.	WARRANT EXCHANGE

On January 3, 2014, we repurchased outstanding Advisory Warrants (the “Advisory Warrants”) from the holders through an exchange offer. These advisory warrants were originally issued in 2011 and 2012 for investment banking services. Under the exchange agreement, the holders of Advisory Warrants to purchase an aggregate of 828,249 shares of our common stock agreed to exchange their Advisory Warrants for an aggregate of 24,000,000 shares of our common stock. The Exchange Shares are being issued to the holders pursuant to the exemption from registration afforded by Section 3(a) (9) of the Securities Act of 1933, as amended (the “Securities Act”).

As a result of the warrants exchange, an expense of $480,000 was recorded as expense on inducement of warrant exchange.

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

The Company recorded no income tax benefit or expense for the losses for the three months and six months ended March 31, 2014 and 2013 since management has determined that the realization is not assured and has created a valuation allowance for the full amount of deferred tax assets.

11.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

At March 31, 2014, the Company had 10,000,000 shares authorized and no shares issued and outstanding of its $0.001 par value preferred stock.

Common stock

At March 31, 2014 and September 30, 2013, the Company had 800,000,000 and 400,000,000 shares authorized and 402,215,464 and 276,944,231 shares issued and outstanding, respectively, of its $0.001 par value common stock. On March 19, 2014 the board of directors approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock authorized to be issued by the Company from 400,000,000 to 800,000,000.The board of directors of the Company also voted to effect a reverse stock split of the Company’s common stock by a ratio of not less than 1-for-50 and not more than 1-for-200, with the board of directors of the Company having the discretion as to whether or not the reverse split is to be effected, and with the exact ratio of any reverse split to be set at a whole number within the above range as determined by the Company’s board of directors in its discretion.

 Transactions during the six months ended March 31, 2014

Common Stock

During the six months ended March 31, 2014, the Company issued 19,275,000 shares of common stock to athletes and consultants for endorsement and consulting services valued at approximately $690,000.

Warrants

During the three months ended March 31, 2014, the holders of the Advisory Warrants exercised 828,249 Advisory Warrants for 24,000,000 shares of common stock which generated loss in inducement of warrants of $480,000.

During the three months ended December 31, 2013, the holders of the March 2013 Notes exercised 267,117 of series B Warrants issued in connection therewith for common stock which generated $14,691 in cash.

On December 13, 2013, the Company reached agreements with the holders of the series A Warrants that were issued in conjunction with the March 2013 Notes, and the holders of the exchange warrants. The terms of the agreements resulted in the exchange of the 19,808,930 series A Warrants and 8,601,814 exchange warrants for approximately 81,729,000 shares of common stock (see Note 9).

 Transactions during the six months ended March 31, 2013

Common Stock

During the six months ended March 31, 2013, the Company issued 1,881,423 shares of common stock upon conversion of convertible notes payable with a principal balance and accrued interest totaling $206,735.

During the six months ended March 31, 2013, the company issued 1,350,000 shares of common stock to athletes and consultants for endorsement and consulting services valued at approximately $592,000..

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

Options

During the six months ended March 31, 2013, a former employee and several consultants exercised their stock options for 1,364,502 shares, which generated cash in the amount of $99,778.

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

13.	SUBSEQUENT EVENTS

In May 2014, $195,000 of the November 2013 notes and associated accrued interest had been presented for conversion into equity of the Company in exchange for 32,598,025 shares of the Company's common stock.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 as Compared to Three Months Ended March 31, 2014.

Revenues and Gross Profit

	Three Months ended
	March 31,		$	%
	2014	2013 Restated	Change	Change

Sales, net	$73,099	$56,622	$16,477	29%
Cost of sales	23,064	27,504	(4,440)	16%
Gross profit	$50,035	$29,118	$20,917

Sales

Net Sales were $73,099 for the three months ended March 31, 2014, as compared to $56,622 for the three months ended March 31, 2013. The increase in sales is due to the ongoing roll-out of the company’s product via its distribution partnerships, which began shipping during the fourth quarter of 2012.

Gross Profit

Gross profit percentage during the three months ended March 31, 2014 was 68% compared to 51% for the three months ending March 31, 2013. Sales for the three months ended March 31, 2014 and 2013 consisted of Enerjel™, Powerfuse™ and Electrofuse™. This margin is due to fewer promotional activities during the quarter.

Operating Costs and Expenses

	Three Months ended
	March 31,		$
	2014	2013 Restated	Change

General and administrative	$865,061	$1,824,426	$(959,365)
Sales and Marketing	336,299	1,237,822	(901,523)
	$1,201,360	$3,062,248	$(1,860,888)

Our operating expenses were $1,201,360 and $3,062,248 for the three months ended March 31, 2014 and March 31, 2013, respectively, a decrease of $1,860,888 from 2013 to 2014, reflecting efficiency in operations. For the three months ending March 31, 2014, approximately $175,000 was recorded for share-based compensation and amortization of deferred compensation. This compares with approximately $1,800,000 for share-based compensation and amortization of deferred compensation for the three months ending March 31, 2013. The deferred compensation expense in 2014 and 2013 represents the amortized fair value of stock and options issued for services to non-employees. The share-based compensation charges to operations in 2014 and 2013 were primarily for stock options granted under our 2011 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

General and Administrative Expenses

For the three months ended March 31, 2014 and 2013 general and administrative expenses were $865,061 and $1,824,426, respectively. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

	Three months ended March 31,
	2014	2013 Restated

Professional fees	$401,997	$546,901
Salaries and benefits	360,057	1,133,362
Other general and administrative expense	103,007	144,163
	$865,061	$1,824,426

Professional Fees Expense

Professional fees expense decreased to $401,997 for the three months ended March 31, 2014, compared to $546,901 for the three months ended March 31, 2013. This decrease was due to a reduction in the Company’s requirements for legal, compliance, protection and accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. Professional fees include $38,283 in non-cash compensation during the quarter.

Salary and Benefits

Salary and benefits amounted to $360,057 for the three months ended March 31, 2014 compared to $1,133,362 for the three months ended March 31, 2013. The decrease was due to decrease in personnel headcount and non-cash compensation.

Sales and Marketing

For three months ended March 31, 2014 and 2013, sales and marketing expenses were $336,299 and $1,237,822, respectively. In 2014, sales and marketing expenses also include the cost of production and distribution of advertising segments featuring these professional athletes. The company’s products are endorsed by a number of professional athletes, which are remunerated cash and non-cash payments. The expenses in sales and marketing are also attributed to endorsement contracts with these professional athletes. Sales and marketing expenses consist primary of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

Other Expense

Other income (expense) consists of the following:

	Three months ended March 31,
	2014	2013 Restated

Expense on inducement of warrant exchange	$480,000	$-
Expense on issuance of derivative liabilities	439,428	1,283,103
Change in fair value of derivative liabilities	1,105,844	8,149,794
Interest expense	66,573	1,167,726
	$2,091,845	$10,600,623

Interest Expense

Interest expense is primarily attributable to convertible notes payable. Interest expense amounted to $66,573 for the three months ended March 31, 2014, as compared to interest expense of approximately $1,167,726 for the three months ended March 31, 2013. This decrease is due to the conversion of notes payable during 2013 that have much higher interest costs. Also included in interest expense is amortization of financing fees relating to the notes and amortization of note discounts on the balance of the outstanding notes.

Six Months Ended March 31, 2014 as Compared to Six Months Ended March 31, 2014.

Revenues and Gross Profit

	Six Months ended
	March 31,		$	%
	2014	2013 Restated	Change	Change

Sales, net	$387,092	$97,333	$289,759	298%
Cost of sales	174,725	38,492	136,233	354%
Gross profit	$212,367	$58,841	$153,526

Sales

Net Sales were $387,092 for the six months ended March 31, 2014, as compared to $97,333 for the six months ended March 31, 2013. This increase was due to increase orders shipped to our wholesale customers during the period.

Gross Profit

Gross profit percentage during the six months ended March 31, 2014 was 55% compared to 60% for the six months ending March 31, 2013. Sales for the six months ended March 31, 2014 and 2013 consisted of Enerjel™, Powerfuse™ and Electrofuse™. This change is the result of a larger portion of sales being sold at wholesale pricing versus direct to consumer.

Operating Costs and Expenses

	Six Months ended
	March 31,		$
	2014	2013 Restated	Change

General and administrative	$2,091,214	$3,300,945	$(1,209,731)
Research and development	-	1,600	(1,600)
Sales and Marketing	889,484	1,986,140	(1,096,656)
	$2,980,698	$5,288,685	$(2,307,987)

Our operating expenses were $2,980,698 and $5,288,685 for the six months ended March 31, 2014 and March 31, 2013, respectively, a decrease of $2,307,987 from 2013 to 2014, reflecting efficiency in operations. For the six months ending March 31, 2014, approximately $1,300,000 was recorded for share-based compensation and amortization of deferred compensation. This compares with approximately $2,900,000 for share-based compensation and amortization of deferred compensation for the six months ending March 31, 2013. The deferred compensation expense in 2014 and 2013 represents the amortized fair value of stock and options issued for services to non-employees. The share-based compensation charges to operations in 2014 and 2013 were primarily for stock options granted under our 2011 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

General and Administrative Expenses

For the six months ended March 31, 2014 and 2013 general and administrative expenses were $2,091,214 and $3,300,945, respectively. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

	Six months ended March 31,
	2014	2013 Restated

Professional fees	$1,105,480	$1,123,248
Salaries and benefits	791,582	1,627,903
Other general and administrative expense	194,152	549,794
	$2,091,214	$3,300,945

Professional Fees Expense

Professional fees expense decreased to $1,105,450 for the six months ended March 31, 2014, compared to $1,123,248 for the six months ended March 31, 2013. This decrease was due to a reduction in the Company’s requirements for legal, compliance, protection and accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance.

Salary and Benefits

Salary and benefits amounted to $791,582 for the six months ended March 31, 2014 compared to $1,627,903 for the six months ended March 31, 2013. The decrease was due to a decrease in personnel headcount and non-cash compensation.

Research and Development

For the six months ended March 31, 2014 and 2013, research and development fees were $0 and $1,600. Research and development expenses in 2013 consisted primarily of compensation for contractors engaged in internal research and product development activities, laboratory operations, and related expenses. The Company considers research and development of its technology and the science behind its products an important cornerstone of its continuing efforts. As the Company progresses it will continue to invest in research and development and anticipates increases year over year.

Sales and Marketing

For six months ended March 31, 2014 and 2013, sales and marketing expenses were $889,484 and $1,986,140, respectively. In 2014, sales and marketing expenses also include the cost of production and distribution of advertising segments featuring these professional athletes. The company’s products are endorsed by a number of professional athletes, which are remunerated cash and non-cash payments. The expenses in sales and marketing are also attributed to endorsement contracts with these professional athletes. Sales and marketing expenses consist primary of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

Other Expense

Other income (expense) consists of the following:

	Six months ended March 31,
	2014	2013 Restated

Expense on inducement of warrant exchange	$650,616	$-
Expense on issuance of derivative liabilities	439,428	1,283,103
Change in fair value of derivative liabilities	3,735,868	9,822,598
Interest expense	460,114	1,362,692
	$5,286,026	$12,468,393

Interest Expense

Interest expense is primarily attributable to convertible notes payable. During January 2014, the company issued 750,000 of convertible notes bearing interest of 12%. During February of 2012, the Company issued $3,169,359 of convertible notes bearing interest of 9%. On March 7, 2013, the Company issued similar notes with an aggregate face value of $2,050,000 bearing interest of 12%. Interest expense amounted to $460,114 for the three months ended March 31, 2014, as compared to interest expense of approximately $1,362,692 for the six months ended March 31, 2013. Also included in interest expense is amortization of financing fees relating to the notes and amortization of note discounts on the balance of the outstanding notes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The following table summarizes total current assets, liabilities and working capital at March 31, 2014 compared to September 30, 2013.

	March 31, 2014	September 30, 2013	Increase/(Decrease)

Current Assets	$1,323,708	$1,423,730	$(100,022)
Current Liabilities	$2,832,337	$2,055,136	$777,201
Working Capital (Deficit)	$(1,508,629)	$(631,406)	$(877,223)

As March 31, 2014, we had a working capital deficit of $(1,508,628), as compared to a working capital deficit of $(631,406) at September 31, 2013, an increase of $877,222. The Company continues to devote significant resources to aggressively pursue markets for its products, new product introductions, advancement of its intellectual property and build out of its infrastructure and team.

Net cash (used for) operating activities for the six months ended March 31, 2014 and 2013 was $(1,475,309) and $(3,514,178), respectively. The net loss for the six months ended March 31, 2014 and 2013 was $(8,054,357) and $(17,698,237), respectively.

Net cash (used for) and provided by investing activities for the six months ended March 31, 2014 and 2013 respectively, was $(15,100) and $(35,912), respectively. The company invested in developing its intellectual property during the six months ended March 31, 2014.

Net cash obtained through all financing activities for the six months ended March 31, 2014 and 2013 was $1,474,691, and $3,671,102 respectively.

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

Going Concern

The financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At March 31, 2014, the Company had cash of approximately $13,712 and a deficit in working capital deficit of $1,508,628. Further, at March 31, 2014, the accumulated deficit amounted to $52,536,754. As a result of the history of losses and unfavorable financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

In response to these problems, management has taken the following actions:

•	begin price reduction of its product to increase demand;

•	generate new sales from expanded retail distribution of EnerJel™, PowerFuse™ and ElectroFuse™;

•	seeking additional third party debt and/or equity financing;

•	continue facilitation of licensing efforts; and

•	explore strategic alternatives that many exist for the company.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2014.  Our management has determined that, as of March 31, 2014, the Company's disclosure controls and procedures are not effective.

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

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of March 31, 2014 in the following areas:

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

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2014.

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

FUSE SCIENCE, INC.

May 19, 2014	By: /s/Brian Tuffin
Brian Tuffin,
Chief Executive Officer and
Acting Chief Financial Officer

