Form 10-Q/A
period 2014-03-31
Fuse Science, Inc.
filed 2014-06-02
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Fuse Science, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 20, 2014, is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

2

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

As a result of certain adjustments affecting quarters of the fiscal year ended September 30, 2013, that were made as of September 30, 2013, the previously reported condensed consolidated statements of operations for the three and six months ended March 31, 2013 and the consolidated statement of cash flow for the six months ended March 31, 2013have been restated. The restatements are a result of the following:

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

As of yesterday, $195,000 of the November 2013 notes and associated accrued interest had been presented for conversion into equity of the Company in exchange for 32,598,025 shares of the Company's common stock.

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

As March 31, 2014, we had a working capital deficit of $(1,508,628), as compared to a working capital deficit of $(631,406) at September 31, 2013, an increase of $877,222.The Company continues to devote significant resources to aggressively pursue markets for its products, new product introductions, advancement of its intellectual property and build out of its infrastructure and team.

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

FUSE SCIENCE, INC.

May 29, 2014	By: /s/Brian Tuffin
Brian Tuffin,
Chief Executive Officer and
Acting Chief Financial Officer

