Form 10-Q
period 2014-06-30
Fuse Science, Inc.
filed 2014-09-10
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: June 30, 2014

Commission File Number: 000-22991

Fuse Science, Inc.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0460247
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

6135 NW 167 Street Suite E-21 Miami Lakes, FL 33015
(Address of principal executive office)

(305) 503-3873
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]   No [X]

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of September 8, 2014 is 2,326,557

FUSE SCIENCE, INC.

-i-

PART 1: FINANCIAL INFORMATION
ITEM 1: CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FUSE SCIENCE, INC.
Condensed Consolidated Balance Sheets
June 30, 2014 (Unaudited) and September 30, 2013

	June 30,	September 30,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$6,321	$29,430
Accounts receivable	-	42,772
Inventory	1,209	1,336,513
Prepaid expenses and other assets	55,685	15,015
TOTAL CURRENT ASSETS	63,215	1,423,730
Other assets:
Intellectual property, net	-	78,698
Fixed assets, net	6,474	143,447
TOTAL OTHER ASSETS	6,474	222,145
TOTAL ASSETS	$69,689	$1,645,875
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Current liabilities:
Accounts payable	$1,736,911	$1,694,589
Notes payable, net	112,086	174,395
Convertible notes payable ,net	532,501	5,000
Accrued expenses	274,103	181,152
TOTAL CURRENT LIABILITIES	2,655,601	2,055,136
Long term liabilities:
Convertible notes payable, net	87,500	-
Derivative liabilities	762,808	252,210
TOTAL LONG TERM LIABILITIES	850,308	252,210
TOTAL LIABILITIES	$3,505,909	$2,307,346
COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000 shares; no shares issued and outstanding; $100 per share liquidation preference	-	-
Common stock, $0.001 par value; authorized 800,000,000 shares; 2,338,077 and 1,384,721 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	2,338	1,385
Additional paid-in capital	49,672,593	43,945,885
Non-controlling interest	(126,344)	(126,344)
Accumulated deficit	(52,984,807)	(44,482,397)
Total stockholders' deficit	(3,436,220)	(661,471)
Total liabilities and stockholders' deficit	$69,689	$1,645,875

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Operations
Three months Ended June 30, 2014 and 2013
(Unaudited)

	2014	2013 Restated
Sales, net	$57,261	$284,374
Cost of sales	1,248,639	83,030
Gross margin	(1,191,378)	201,344
Expenses:
Sales and marketing	258,489	461,800
General and administrative expense	572,878	1,984,467
Research and development	177,652	-
Loss on retirement of assets	37,543	-
Total expenses	1,046,562	2,446,267
Loss from operations	(2,237,940)	(2,244,923)
Other expenses:
Interest expense	(100,660)	(1,599,554)
Expense on inducement of warrant exchange	-	-
Expense on issuance of derivative liabilities	(165,076)	-
Change in fair value of derivative liabilities	2,055,622	1,276,187
Total other expenses	1,789,886	(323,367)
Net loss	(448,054)	(2,568,290)

Loss per share, basic and diluted	$(0.21)	$(2.13)

Weighted average shares outstanding	2,170,378	1,208,295

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Operations
Nine Months Ended June 30, 2014 and 2013
(Unaudited)

	2014	2013 Restated
Sales, net	$444,353	$381,708
Cost of sales	1,423,364	121,523
Gross margin	(979,011)	260,185
Expenses:
Sales and marketing	1,147,972	2,447,947
General and administrative expense	2,664,092	5,285,412
Research and development	177,652	1,600
Loss on retirement of assets	37,543	-
Total expenses	4,027,259	7,734,959
Loss from operations	(5,006,270)	(7,474,774)
Other expenses:
Interest expense	(560,774)	(2,962,246)
Expense on inducement of warrant exchange	(650,616)	(1,283,103)
Expense on issuance of derivative liabilities	(604,504)	-
Change in fair value of derivative liabilities	(1,680,246)	(8,546,411)
Total other expenses	(3,496,140)	(12,791,760)
Net loss	(8,502,410)	(20,266,534)

Loss per share, basic and diluted	$(4.13)	$(17.30)
Weighted average shares outstanding	2,056,510	1,171,252

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Changes in Stockholders’ Deficit
Nine Months Ended June 30, 2014
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Par	Shares	Par	Capital

Balance, September 30, 2013			1,384,721	$1,385	$43,945,885
Common stock issued for:
Stock issued for consulting fees			178,225	178	1,018,358
Exercise of detachable warrants – Cash			1,336	1	14,690
Convertible notes			245,150	245	252,027
Exchange of warrants and inducement			528,645	529	650,087
Transfer from derivatives to equity					3,098,549
Amortization of stock options					742,085
Equity based offering costs					(49,088)
Net loss
Balance, June 30, 2014	-	$-	2,338,077	2,338	49,672,593

	Non
	Controlling	Accumulated
	Interest	Deficit	Total

Balance, September 30, 2013	$(126,344)	$(44,482,397)	$(661,471)

Common stock issued for:
Stock issued for consulting fees			1,018,536
Exercise of detachable warrants – Cash			14,691
Convertible notes			252,272
Exchange of warrants and inducement			650,616
Transfer from derivatives to equity			3,098,549
Amortization of stock options			742,085
Equity based offering costs			(49,088)
Net loss		(8,502,410)	(8,502,410)

Balance, June 30, 2014	$(126,344)	(52,984,807)	(3,436,220)

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended June 30, 2014 and 2013
(Unaudited)

	2014	2013 Restated

Operating activities:
Net loss	$(8,502,410)	$(20,266,534)
Adjustments to reconcile net loss from operations to net cash used in operating activities:
Depreciation and amortization	18,062	12,624
Bad debt	32,813
Stock and stock option compensation	1,760,621	4,225,686
Inducement of warrant exchange	650,616	-
Amortization of discounts and financing fees	429,731	2,447,608
Change in fair value of warrant derivative liabilities	1,680,246	8,546,411
Expense on issuance of derivative liabilities	604,504	1,283,103
Property and equipment expensed as research and development	177,652
Loss on retirement of assets	37,544	-
Changes in operating assets and liabilities:
Inventory	1,335,306	(1,150,744)
Accounts receivable	9,959	(204,263)
Prepaid expenses and other assets	(104,903)	260,696
Accounts payable and accrued expenses	140,044	677,105
Net cash used in operating activities	(1,730,215)	(4,168,308)
Investing activities:
Additions to fixed assets	-	(66,063)
Intellectual property	(17,585)	-
Net cash used in investing activities	(17,585)	(66,063)
Financing activities:
Loan proceeds	1,835,000	2,291,000
Repayment of notes payable	(125,000)	(60,000)
Proceeds from warrant and option exercises	14,691	2,321,536
Net cash provided by investing activities	1,724,691	4,552,536
Net increase (decrease) in cash and cash equivalents	(23,109)	318,165
Cash and cash equivalents, beginning of period	29,430	62,050
Cash and cash equivalents, end of period	$6,321	$380,215

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Cash Flows, Continued
Nine Months Ended June 30, 2014 and 2013
(Unaudited)

	2014	2013 Restated

Supplemental Cash Flow Information:

Non-cash investing and financing activities:
Common stock issued for convertible notes payable and accrued interest	$252,272	$2,356,207
Transfer from derivative liability to additional paid in capital	$3,098,549	$10,641,398
Discount on debt recorded as derivative liability	$1,275,309	$2,050,000

See accompanying notes to condensed consolidated financial statements.

FUSE SCIENCE, INC.
Notes to Condensed Consolidated Financial Statements

1.  NATURE OF BUSINESS

ORGANIZATION AND BUSINESS ACTIVITIES

    Fuse Science, Inc. (“Company”) was incorporated in Nevada on September 21, 1988.  Prior to 2002, the Company’s activities included, developing and marketing data communications and networking infrastructure solutions for business, government and education (which such business was sold in 2002) and as a “business development company” under the Investment Company Act of 1940, from 2007 to 2009. Since April 2011, the Company has focused on the development and commercialization of proprietary delivery technology concentrating on redefining the way humans receive energy, nutrition and medications today and in the future, along with the production and sale of sports nutrition and performance products.

    During the third quarter of 2014 , management determined to concentrate on the development of the delivery technology. As a result, the Company terminated its sales agreements with its major customers and expensed approximately $178,000 of its equipment and intellectual property to Research and Development expenses as it was determined the assets would be used solely in this capacity on a go forward basis. Additionally, approximately $38,000 of property and equipment was written off as impaired and approximately $1,200,000 of inventory was written off as management believes the inventory could not be sold prior to its expiration.

    On August 27, 2014, the Company completed a 1:200 reverse stock split of its issued and outstanding common stock, which was approved by the holders of the Company’s outstanding voting capital and the Company’s Board of the directors on March 19, 2014. All references to common share amounts, warrants, stock options and per share amounts have been retroactively adjusted to reflect the reverse stock split for all periods presented.

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

BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information set forth in these interim condensed consolidated financial statements for the three and nine months ended June 30, 2014 and 2013, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. The September 30, 2013 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. The Report of Independent Registered Public Accounting Firm on the September 30, 2013 consolidated financial statements contained an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern. It is suggested that these condensed consolidated financial statements be read in conjunction with these financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K which were prepared assuming the Company will continue as a going concern.

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

REVENUE RECOGNITION

    The Company records revenue net of discounts and allowances from the sale of Enerjel™, Powerfuse™ and Electrofuse™, when all of the following have occurred: (1) persuasive evidence of an arrangement exists, (2) product has been shipped or delivered, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured. The Company’s customers may return ordered items for a refund. The Company also provides customers incentives to purchase products at a discount. For the three months ended June 30, 2014, we have recorded sales discounts, credits, coupons, and return and allowances of $59,145. For the nine months ended June 30, 2014, we have recorded sales discounts, credits, coupons and returns and allowances of $311,840, which is netted against sales.

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

    There were no transfers between the levels of the fair value hierarchy during the nine months ended June 30, 2014 and 2013.

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

MARKETING, ADVERTISING AND PROMOTION COSTS

    Marketing, advertising and promotion costs are charged to operations as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations.  The amount charged for the three months ended June 30, 2014 and 2013 were approximately $258,000 and $ 462,000, respectively. The amounts charged for the nine months ended June 30, 2014 and 2013 were approximately $1,148,000 and $2,448,000, respectively.

NON-CONTROLLING INTEREST

Non-controlling interest in the Company’s consolidated financial statements represents the 40% interest not owned by the Company in USN. USN had no operations during the three and nine months ended June 30, 2014.

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

    As described in Note 7 –Payable, the Company had convertible notes and warrants outstanding during the three and nine months ended June 30, 2014. The convertible notes are reflected in the calculation of diluted earnings per share for the corresponding periods by application of the “if converted” method to the extent their effect is dilutive.

    The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:

	For the Three months ended June 30,
	2014	2013 Restated
Numerator:
Net loss available to stockholders	$(448,054)	$(2,568,290)

Denominator:
Weighted average number of common shares – Basic	2,170,378	1,208,295
Weighted average number of common shares – Diluted	2,170,378	1,208,295

Net loss per common share:
Basic	$(0.21)	$(2.13)
Diluted	$(0.21)	$(2.13)

	For the Nine Months ended June 30,
	2014	2013 Restated
Numerator:
Net loss available to stockholders	$(8,502,410)	$(20,266,534)

Denominator:
Weighted average number of common shares – Basic	2,056,510	1,171,252
Weighted average number of common shares – Diluted	2,056,510	1,171,252

Net loss per common share:
Basic	$(4.13)	$(17.3)
Diluted	$(4.13)	$(17.3)

3.  RESTATEMENT OF THE JUNE 30, 2013 BALANCES

    As a result of certain  adjustments affecting quarters of the fiscal year ended September 30, 2013, that were made as of September 30, 2013, the previously reported condensed consolidated statements of operations for the three and nine months ended June 30, 2013 and the consolidated statement of cash flow for the nine months ended June 30, 2013 have been restated. The restatements are a result of the following:

•
Certain warrants with price protection features as described in Note 6, were not accounted for as derivatives for the three and nine months ended June 30, 2013. This resulted in an over and understatement of expense by $1,276,187 and $8,546,411, respectively for the three months and nine months ended June 30, 2013.

•
The Company incorrectly calculated the expense related to the issuance of stock options for the three and nine months ended June 30, 2013. This resulted in an aggregate understatement of general and administrative and sales and marketing expenses of $201,079 and $1,485,875, respectively for the three and nine months ended June 30, 2013.

•
The Company incorrectly calculated interest expense. This resulted in an over and understatement of interest expense of $208,334 and $797,910 for the three and nine months ended June 30, 2013, respectively.

•	The Company recorded an overstatement of expense for loss on warrant inducement of $316,274 for the three and nine months ended June 30, 2013.

•
The Company incorrectly recorded gain from beneficial conversion feature of $524,576 for the three months ended June 30, 2013 and loss from beneficial conversion features of $481,668 for the nine months ended June 30, 2013.

    Detailed below are the account balances, which were restated to reflect the accounting for the previously described transactions.

	Three months Ended June 30, 2013 Restated	Three months Ended June 30, 2013 (Originally Issued)	Effect of the Change
General and administrative expense	$(1,984,467)	(1,783,388)	(201,079)
Sales and marketing	$(461,800)	(461,800)	-
Interest expense	$(1,599,554)	(1,807,888)	208,334
Loss on warrant inducement	$-	(316,274)	316,274
Change in fair value of warrant derivative liabilities	$1,276,187	-	1,276,187
Beneficial conversion features of convertible notes payable	$-	524,576	(524,576)
Net loss	$(2,568,290)	(3,637,039)	1,068,749
Loss per share, basic and diluted	$(2.13)	(3.01)	(0.88)

	Nine Months Ended June 30, 2013 Restated	Nine Months Ended June 30, 2013 (Originally Issued)	Effect of the Change
General and administrative expense	$(5,285,412)	(4,277,662)	(1,007,750)
Sales and marketing	$(2,447,947)	(1,969,822)	(478,125)
Interest expense	$(2,962,246)	(2,164,336)	(797,910)
Expense on issuance of derivative liabilities	$(1,283,103)	-	(1,283,103)
Loss on warrant inducement	-	(316,274)	316,274
Change in fair value of warrant derivative liabilities	$(8,546,411)	-	(8,546,411)
Beneficial conversion features of convertible notes payable	$-	(481,668)	481,668
Net loss	$(20,266,533)	(8,944,785)	(11,321,748)
Loss per share, basic and diluted	$(17.30)	(7.64)	(9.66)

4.  GOING CONCERN

    The Company has not established sources of revenue sufficient to fund the development of the business, projected operating expenses and commitments for the next twelve months and may be unable to obtain sufficient debt or equity financing. The Company has incurred net losses since inception, had a net loss of $ (8,502,410) and used $(1,730,215) in cash from operating activities during the nine month period ended June 30, 2014. At June 30, 2014, current assets were $63,215 and current liabilities were $2,655,601. Further, at June 30, 2014, the accumulated deficit and total stockholder’s deficit amounted to $52,984,807 and $3,436,220, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made as a result of this uncertainty.

    The Company has taken several steps to address its liquidity requirements.  In addition to reducing the amount of operating expenses that it incurs on a monthly basis, the Company focused on liquidating available inventory and seeking additional debt or equity financing.  Management is negotiating with its creditors to settle obligations at less than stated amounts. The Company also continued its evaluation of strategic alternatives that may be available to advance the strategic direction of the company.

5.  NOTES PAYABLE

    The Company had the following notes payable at June 30, 2014 and September 30, 2013.

	June 30,	September,30
	2014	2013

Convertible notes payable with interest at 12% (the “January 2014 Notes”)	$1,000,000	$-
Convertible notes payable with interest at 10% ( the “November 2013 Notes”)	527,500	-
Convertible notes payable with interest at 12% (the “March 2013 Notes”)	5,000	5,000
5% Six month secured promissory note due October 9, 2013	112,086	174,395
	$1,644,586	$179,395

	June 30,	September 30,
	2014	2013
Current	$644,586	$179,395
Long term	1,000,000	-
Total	$1,644,586	$179,395

January 2014 Notes

    On January 3, 2014, we entered into a securities purchase agreement (the “Purchase Agreement”) with two investors  pursuant to which we issued and sold 12% senior secured convertible notes in the aggregate original principal amount of $1,000,000 (the “Notes”) and warrants to purchase up to 375,000 shares of our common stock (the “Warrants”). The indebtedness evidenced by the Notes bears interest at 12% per year, and accrues and is payable together with principal on January 2, 2019. The Notes may be converted, at the option of the holder, into the Company’s common stock, at any time following issuance at an initial conversion price(the “Fixed Conversion Price”) of $4.00 per share (subject to adjustment as provided in the Note). From and after the sixth month anniversary of the issuance of the Notes, the conversion price of the Notes will be equal to the lower of (i) the Fixed Conversion Price and (ii) sixty percent of the lowest weighted average price our common stock on any trading day for the sixty trading days immediately preceding any conversion of the Senior Notes (the “Alternative conversion Price,” and together with the Fixed Conversion Price, the “Conversion Price”).  The Conversion Price is also subject to anti-dilution adjustments as provided for the Senior Notes. The Notes are secured by a first lien on substantially all of Fuse’s assets pursuant to a pledge and security agreement (the “Security Agreement”) among the parties.

    Under the terms of the Warrants, the Holders are entitled to exercise the Warrants for a period of five (5) years from issuance at a price of $5.18 per share (subject to adjustment as provided in the Warrant).

    In recording the transaction, the Company recorded a discount for the full face value of the Notes and recorded a derivative liability at fair value for the warrants and the debt conversion feature of $1,617,629, resulting in an expense of $604,504 upon recording the derivative liability. The discount is amortized over the life of the notes using the interest method.

    The fair value of the warrants and the debt conversion feature on the issue date was estimated using the Black-Scholes valuation model with the following assumptions:

Expected term	18 months	- 5 years
Expected average volatility	117.00	% - 121.00%
Expected dividend yield	0%
Risk-free interest rate	.23%

    The securities were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D thereunder. In connection with these transactions, Fuse paid a placement agent fee of $43,400 and issued to the placement agent and their respective designees, placement agent warrants to purchase 7% of the number of shares of common stock that are issuable pursuant to the Notes and Warrants.

November 2013 Notes

    On November 7, 2013, we entered into a securities purchase agreement (the “Purchase Agreement”) with a group of investors pursuant to which Fuse issued and sold 10% senior secured convertible notes in the aggregate original principal amount of $775,000 (the “Notes”) and warrants to purchase up to 129,154  shares of Fuse’s common stock (the “Warrants”). The investor group included among others, Brian Tuffin, our Chief Executive Officer.

    The indebtedness evidenced by the Notes bears interest at 10% per year, and accrues and is payable together with principal on the 60th day after Closing. The Notes may be converted, at the option of the holder, (i) into the Company’s common stock, at any time following issuance at a conversion price of $13.00 per share (subject to adjustment as provided in the Note) or (ii) if the Company consummates a subsequent financing generating gross proceeds of not less than $4,000,000 (a “Subsequent Financing”), into the securities sold in the Subsequent Financing at a specified discount from the offering price of such securities. The Notes are secured by a first lien on substantially all of Fuse’s assets pursuant to a pledge and security agreement (the “Security Agreement”) among the parties.

    Under the terms of the Warrants, the Holders are entitled to exercise the Warrants for a period of five (5) years following Closing at a price of $13.00 per share (subject to adjustment as provided in the Warrant). The Company recorded a debt discount of $275,309 and recorded the warrant derivative liability at fair value. The discount is amortized over the life of the notes using the interest method

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

    The securities were issued pursuant to the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Regulation D thereunder. In connection with these transactions, we paid a placement agent fee of $43,400 to Dawson James Securities and issued to the placement agent and their respective designees, placement agent warrants to purchase 7% of the number of shares of common stock that are issuable pursuant to the Notes and Warrants.

    During the three months ended June 30, 2013, $247,500 principal amount of notes and $4,772 interest on the notes were converted into 245,150 common shares.

March 2013 Notes

    On March 7, 2013, we sold (i) $2,050,000 in combined principal amount of senior convertible and senior subordinated convertible notes (the “March 2013 Notes”) and (ii) warrants (the “March 2013 Warrants”), consisting of (a) series A warrants to purchase an aggregate of 60,294 (prior to conversion rate adjustment) shares of common stock (the “Series A Warrants”) and (b) series B warrants to purchase an aggregate of 60,294 (prior to conversion rate adjustment) shares of common stock (the “Series B Warrants”) at a purchase price of $2,050,000, in a private placement to a group of institutional and accredited investors pursuant to a Securities Purchase Agreement, dated as of March 4, 2013. Prior to remeasurement, the March 2013 Notes are convertible into shares of the Company’s common stock at a conversion rate of $34.00, and are entitled to earn interest which may be paid in cash or in shares of common stock. The March 2013 Warrants are exercisable into shares of common stock and have been accounted for as derivatives (See Note 6).

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

    The Series A Warrants have a term of five (5) years from the Closing Date and the Series B Warrants have a term of seven (7) months from the Closing Date. Each of the Series A Warrants and the Series B Warrants is immediately exercisable upon issuance into an aggregate of 60,294 (prior to remeasurement of the conversion rate) fully paid and non-assessable shares at an initial exercise price of $42.00 per share in the case of the Class A Warrants and $34.00 per share in the case of the Class B Warrants.

    Any holder of the March 2013 Notes is entitled to convert the notes into shares of common stock at any time by delivery of a notice of conversion to the Company. On or before the third trading day after receipt of the conversion notice, the Company must deliver to the note holder such number of conversion shares to which the note holder is entitled pursuant to the conversion. The number of shares of common stock the note holder will receive upon conversion of the Notes will be determined by dividing the amount of principal being converted plus any accrued and unpaid interest by the conversion price effective at the time of the conversion. The March 2013 Notes have an initial conversion price of $34.00 however it is subject to reset after a measurement period commencing upon effectiveness of a registration statement (Registration No. 333-187491) covering the shares underlying such securities. The registration statement was declared effective on May 22, 2013. As a result, this triggered an adjustment to the conversion rate if the stock price falls below the initial conversion rate of $34.00 on the tenth (10th) consecutive trading day following the registration statement and 80% of the average of the volume-weighted average prices for each of the preceding ten (10) complete consecutive trading days.

    On June 6, 2013, the Company adjusted the conversion rate based on the 80% of the Company’s stock trading value for the 10 preceding days. As a result of the revision, the conversion rate was reduced to $18.80. The exercise price of the Series A Warrants and Series B Warrants was also adjusted to $29.80 and $18.80, respectively. The adjusted conversion rate and exercise price increased the shares available for conversion to 109,043.

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

    During the quarter ending June 30, 2013, the noteholders of the March 2013 Notes converted substantially all the outstanding March 2013 Notes, reducing the Company debt associated with such convertible notes from $2,105,000 to $5,000 in exchange for 112,374 shares.

    With respect to the March 2013 financing, the Company paid the co-placement agents a placement fee of $164,000 and issued to the co-placement agents and their designees, five-year warrants to purchase an aggregate of 6,331 shares of common stock at an exercise price of $42.00 per share and seven-month warrants to purchase an aggregate of 6,331 shares of common stock at an exercise price of $34.00 per share. The total fair value of warrants and shares issued was approximately $368,000. The conversion rate adjustment increased the shares issued to the Placement Agent. The series A Warrants increased to 9,091 and the series B Warrant increased to 11,499.

    The fair value of each warrant on the date issued was estimated using the Black-Scholes valuation model. The following assumptions were used for the calculation of the warrants granted in March 2013.

	(Series A Warrants)	(Series B Warrants)
Expected term	1 year	7 months
Expected average volatility	120.00%	120.00%
Expected dividend yield	0%	0%
Risk-free interest rate	.80%	.12%

6.  DERIVATIVE LIABILITIES

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

    The Company’s derivative instruments have been measured at fair value at June 30, 2014 using the Black-Scholes model, which approximates a binomial or lattice model. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the warrant derivative liability have no effect on the Company’s cash flows.

    The recognition and revaluation of the derivatives at each reporting period resulted in the recognition of an expense of $1,680,246 and $8,546,411 for the nine months ended June 30, 2014 and 2013, respectively. The fair value of the derivatives at June 30, 2014 is $762,808, which is reported on the consolidated balance sheet under the caption “Derivative Liabilities”.

    Fair Value Assumptions Used in Accounting for Derivative Liabilities
    The Company has determined its derivative liabilities to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of June 30, 2014. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement.  The key inputs used in the June 30, 2014 fair value calculations were as follows:

Stock Price	$0.01
Volatility	120%-188%
Strike Price	$0.029 - 0.25
Risk-free Rate	0.10%-0.13%
Dividend Rate	0%
Expected Life	6 months – 5 years

    At June 30, 2014, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at June 30, 2014
	Balance at June 30, 2014	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$762,808	$762,808

    The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for nine months ended June 30, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities
Beginning balance at September 30, 2013	$252,210
Issuance of derivative liabilities	1,928,901
Changes in estimated fair value	1,680,246
Reclassification of derivative liability to additional paid-in capital	(3,098,549)
Ending balance at June 30, 2014	$762,808

7.  WARRANT EXCHANGE

    On January 3, 2014, we repurchased outstanding Advisory Warrants (the “Advisory Warrants”) from the holders through an exchange offer. These advisory warrants were originally issued in 2011 and 2012 for investment banking services. Under the exchange agreement, the holders of Advisory Warrants to purchase an aggregate of 4,141 shares of our common stock agreed to exchange their Advisory Warrants for an aggregate of 120,000 shares of our common stock. The Exchange Shares were issued to the holders pursuant to the exemption from registration afforded by Section 3(a) (9) of the Securities Act of 1933, as amended (the “Securities Act”).

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

    Under Exchange Agreements entered into between the Company and the Holders, the Holders of Series A Warrants to purchase an aggregate of 99,045 shares of our common stock and Exchange Warrants to purchase an aggregate of 43,009 shares of our common stock agreed to exchange their Series A Warrants and/or their Exchange Warrants for an aggregate of 408,645 shares of our common stock (the “Exchange Shares”).

    As a result of the exchange, the warrant derivative liability related to the Series A warrants was reduced by $3,098,549. An expense on inducement of warrant exchange in the amount of $170,616 was recorded as a result of the exchange of the Exchange Warrants.

8.  INCOME TAXES

    The Company recorded no income tax benefit or expense for the losses for the three months and nine months ended June 30, 2014 and 2013 since management has determined that the realization is not assured and has created a valuation allowance for the full amount of deferred tax assets.

9.  STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

    At June 30, 2014, the Company had 10,000,000 shares authorized and no shares issued and outstanding of its $0.001 par value preferred stock.

Common stock

    At June 30, 2014 and September 30, 2013, the Company had 800,000,000 and 400,000,000 shares authorized and 2,338,077 and 1,384,721 shares issued and outstanding, respectively, of its $0.001 par value common stock. On March 19, 2014 the holders of the Company’s outstanding voting capital approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock authorized to be issued by the Company from 400,000,000 to 800,000,000.

Transactions during the nine months ended June 30, 2014

    Common Stock

    During the nine months ended June 30, 2014, the Company issued 178,225 shares of common stock to athletes and consultants for endorsement and consulting services valued at approximately $1,019,000.

    During the nine months ended June 30, 2014, the Company issued 245,150 shares of common stock upon conversion of convertible notes payable with principal and accrued interest totaling $252,272.

    Warrants

    During the nine months ended June 30, 2014, the holders of the Advisory Warrants exercised 4,141 Advisory Warrants for 120,000 shares of common stock which generated an expense on inducement of warrant exchange of $480,000 (see Note 7).

    During the nine months ended June 30, 2014, the holders of the March 2013 Notes exercised 1,336 of series B Warrants issued in connection therewith for common stock which generated $14,691 in cash.

    On December 13, 2013, the Company reached agreements with the holders of the series A Warrants that were issued in conjunction with the March 2013 Notes, and the holders of the exchange warrants. The terms of the agreements resulted in the exchange of the 99,045 series A Warrants and 43,009 exchange warrants for 408,645 shares of common stock which generated an expense on inducement of warrant exchange of $170,616 (see Note 7).

Transactions during the nine months ended June 30, 2013

    Common Stock

    During the nine months ended June 30, 2013, the Company issued 121,781 shares of common stock upon conversion of convertible notes payable with a principal balance and accrued interest totaling $2,356,207.

    During the nine months ended June 30, 2013, the company issued 25,500 shares of common stock to athletes and consultants for endorsement and consulting services valued at approximately $1,151,000.

    Warrants

    During the nine months ended June 30, 2013, the holders of the February 2012 Notes exercised 69,150 of series B Warrants issued in connection therewith for common stock which generated $1,521,324 in cash. In addition, during the period there were cashless exercises in the amount of 4,595 shares from our series A warrants issued in connection with the February 2012 Notes.

    On March 14, 2013, the Company reached agreements with the holders of the Series A Warrants that were issued in conjunction with the February 2012 Notes. The terms of the agreements resulted in the exchange of the 134,420 Series A Warrants for 233,648 shares of common stock and 43,009 new five-year Warrants having an exercise price of $60.00 per share.

    During the nine months ended June 30, 2013, the holders of the March 2013 notes exercised 20,935 of series B warrants issued in connection therewith for common stock which generated $529,386 in cash.

    Options

    During the nine months ended June 30, 2013, a former employee and several consultants exercised their stock options for 13,277 shares, which generated cash in the amount of $270,825.

10.  COMMITMENTS AND CONTINGENCIES

    Consulting agreement - The Company entered into a consulting agreement with Mr. Durschlag in April 2010 under which he may receive royalty payments in accordance with the terms of his patent assignment and technology transfer agreement. Mr. Durschlag is entitled to royalties on Fuse Science, Inc. sales be as follows:

Sales Range	Commission Rate
$0 - $100,000	0.00%
$100,001 - $10,000,000	5.00%
$10,000,001 - $50,000,000	2.50%

    Employment agreements - The Company currently has an employment agreement with Brian Tuffin and Jeanne Hebert.

    Effective December 28, 2012 the Company entered into a settlement agreement with the Company’s former Chief Marketing Officer and Chief Information Officer, Aitan Zacharin for approximately 5,000 options to acquire common stock at exercise prices from $24.00 to $42.00 and $58,000 over a period of seven months commencing January 1, 2013.

    Endorsement agreements – Several of our endorsement agreements require share or option compensation to be issued annually. In addition, additional shares may be granted in the event of certain performance milestones.

    The Company also issued stock options as compensation under certain other endorsement agreements.  These agreements have a term of one to five years with Company options to extend the agreements for one to three years at mutually agreeable terms.

11.  SUBSEQUENT EVENTS

    On August 8, 2014, we issued and sold a senior secured convertible note in the principal amount of $20,000 and warrants to purchase up to 31,250 shares of common stock to an  investor pursuant to a letter agreement.  The note is convertible into shares of common stock at an initial conversion price of the lower of (x) prior to April 3, 2014, $4.00 per share (subject to adjustment as provided herein) (the “Fixed Conversion Price”) and (y) on or after April 3, 2014, the lower of (I) the Fixed Conversion Price and (II) sixty percent (60%) of the lowest weighted average price of the common stock on any trading day during the sixty (60) consecutive trading days ending on the trading day immediately preceding the date of conversion. The warrants are exercisable at an initial exercise price of $0.30 per share.

    On August 22, 2014, we filed a certificate of amendment to our articles of incorporation to effect a 1 for 200 reverse split of our issued and outstanding common stock.  The reverse split was effective with the Financial Industry Regulatory Authority (FINRA) on August 27, 2014.  All per share amounts referenced in this Quarterly Report are reflective of the Reverse Split.

    On August 25, 2014, we issued and sold a senior secured convertible note in the principal amount of $20,000 and warrants to purchase up to 31,250  shares of common stock to an  investor pursuant to a letter agreement.  The note is convertible into shares of common stock at an initial conversion price of the lower of (x) prior to April 3, 2014, $4.00 per share (subject to adjustment as provided herein) (the “Fixed Conversion Price”) and (y) on or after April 3, 2014, the lower of (I) the Fixed Conversion Price and (II) sixty percent (60%) of the lowest weighted average price of the common stock on any trading day during the sixty (60) consecutive trading days ending on the trading day immediately preceding the date of conversion. The warrants are exercisable at an initial exercise price of $0.30 per share.

    On August 27, 2014, we entered into a series of exchange agreements with certain holders of convertible debentures and promissory notes in the principal face amount of $1,697,000.  Pursuant to the exchange agreements, the holders exchanged the notes and relinquished any and all other rights they may have pursuant to the notes in exchange for 1,500,000 shares of newly designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”).  Such exchanges were conducted pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

    Each share of Series A Preferred Stock has a stated value of $2.00 and is convertible into shares of common stock equal to the stated value (and all accrued but unpaid dividends) divided by a conversion price equal to the lower of (i) $0.02 and (ii) twenty percent (20%) of the lowest VWAP of the common stock on the trading day during the twenty  (20) consecutive trading days ending on the trading day immediately preceding the conversion date (subject to adjustment).  The Series A Preferred Stock accrues dividends at a rate of 12% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met.  The Series A Preferred Stock contains a seven year “make-whole” provision such that if the Series A Preferred Stock is converted prior to the seventh anniversary of the date of original issuance, the holder will be entitled to receive the remaining amount of dividends that would accrued from the of the conversion until such seven year anniversary.  The Company is prohibited from effecting the conversion of the Series A Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 2.49%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series A Preferred Stock.

    On August 27, 2014, the Company filed the Series A Certificate of Designation with the Secretary of State of the State of Nevada.

    In June, July and August of 2014 the Company entered into agreements with several of its vendors and creditors in which approximately $2,519,000 of  obligations shall be extinguished upon the repayment of $251,238 to such vendors, in the aggregate, which is anticipated to occur during September 2014.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

    This analysis of our results of operations should be read in conjunction with the accompanying financial statements, including notes thereto, contained in Item 1 of this Report. This Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Securities Exchange Act of 1934. Statements that are predictive in nature and that depend upon or refer to future events or conditions are forward-looking statements. Although we believe that these statements are based upon reasonable expectations, we can give no assurance that projections will be achieved. Please refer to the discussion of forward-looking statements included in Part I of this Report.

RESULTS OF OPERATIONS

Three Months Ending June 30, 2014 as Compared to Three Months Ended June 30, 2013.

    Revenues and Gross Profit

	Three Months ended
	June 30,
	2014	2013 Restated	$ Change	% Change

Sales, net	$57,261	$284,374	$(227,113)	(80%)
Cost of sales	1,248,639	83,030	1,165,609	1,404%
Gross profit	$(1,191,378)	$201,344	$(1,392,722)

    Sales

    Net Sales were $57,261 for the three months ended June 30, 2014, as compared to $284,374 for the three months ended June 30, 2013. This decrease was due to a termination of a contract with a major customer. Cost of sales increased dramatically due to $1,200,000 write-off of short dated and expired inventory.

    Gross Profit

    Gross loss percentage during the three months ended June 30, 2014 was 2,081% compared to gross profit percentage of 70% for the three months ending June 30, 2013.

    Operating Costs and Expenses

	Three Months ended
	June 30,
	2014	2013 Restated	$ Change

General and administrative	$572,878	$1,984,467	$(1,411,589)
Research and development	177,652	-	177,652
Sales and marketing	258,489	461,800	(203,311)
Loss on retirement of assets	37,543	-	37,543
	$1046,562	$2,446,267	$(1,399,705)

    Our operating expenses were $1,046,562 and $2,446,267 for the three months ended June 30, 2014 and June 30, 2013, respectively, a decrease of $1,399,705 from 2013 to 2014. The decrease is due to the decrease in employees. For the three months ending June 30, 2014, $483,830 was recorded for share-based compensation and amortization of deferred compensation. This compares with $1,343,607 for share-based compensation and amortization of deferred compensation for the three months ending June 30, 2013. The deferred compensation expense in 2014 and 2013 represents the amortized fair value of stock and options issued for services to non-employees. The share-based compensation charges to operations in 2014 and 2013 were primarily for stock options granted under our 2011 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses. Research & development expenses increased due to the shift of intellectual property and associated equipment  to an expense to be consistent with the practice of an R&D based company advancing its technology.

General and Administrative Expenses

    For the three months ended June 30, 2014 and 2013 general and administrative expenses were $572,878 and $1,984,467, respectively. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

	Three months ended June 30,
	2014	2013 Restated

Professional fees	$278,875	$1,678,566
Salaries and benefits	294,013	507,317
Other general and administrative expense	(10)	(201,416)
	$572,878	$1,984,467

    Professional Fees Expense

    Professional fees expense decreased to $278,875 for the three months ended June 30, 2014, compared to $1,678,566 for the three months ended June 30, 2013. This decrease was due to a reduction in the Company’s requirements for legal, compliance, protection and accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance.

    Salary and Benefits

    Salary and benefits amounted to $294,013 for the three months ended June 30, 2014 compared to $507,317 for the three months ended June 30, 2013. The decrease was due to a decrease in personnel headcount and non-cash compensation.

    Sales and Marketing

    For three months ended June 30, 2014 and 2013, sales and marketing expenses were $258,489 and $461,800, respectively. In 2014, sales and marketing expenses also include the cost of production and distribution of advertising segments featuring these professional athletes. The Company’s products are endorsed by a number of professional athletes, which are remunerated cash and non-cash payments. The expenses in sales and marketing are also attributed to endorsement contracts with these professional athletes. Sales and marketing expenses consist primary of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

    Other Expense

    Other income (expense) consists of the following:

	Three months ended June 30,
	2014	2013 Restated

Expense on issuance of derivative liabilities	$(165,076)	$-
Change in fair value of derivative liabilities	2,055,622	1,276,187
Interest expense	(100,660)	(1,599,554)
	$1,789,886	$(323,367)

    Interest Expense

    Interest expense is primarily attributable to convertible notes payable. During January 2014, the company issued $1,000,000 of convertible notes bearing interest of 12%. During February of 2012, the Company issued $3,169,359 of convertible notes bearing interest of 9%. On March 7, 2013, the Company issued similar notes with an aggregate face value of $2,050,000 bearing interest of 12%. Interest expense amounted to $100,660 for the three months ended June 30, 2014, as compared to interest expense of approximately $1,599,554 for the three months ended June 30, 2013. Also included in interest expense is amortization of financing fees relating to the notes and amortization of note discounts on the balance of the outstanding notes.

Nine months Ended June 30, 2014 as Compared to Nine months Ended June 30, 2013.

    Revenues and Gross Profit

	Nine months ended
	June 30,
	2014	2013 Restated	$ Change	% Change

Sales, net	$444,353	$381,708	$62,645	16%
Cost of sales	1,423,364	121,523	1,301,841	1,072%
Gross profit	$(979,011)	260,185	$(1,239,196)

    Sales

    Net Sales were $444,353 for the nine months ended June 30, 2014, as compared to $381,708 for the nine months ended June 30, 2013. The increase in sales was due to the roll-out of the Company’s product via its distribution partnerships, which began shipping during the fourth quarter of 2012. Cost of sales increased dramatically due to $1,200,000 write-off of short dated and expired inventory.

    Gross Profit

    Gross loss percentage during the nine months ended June 30, 2014 was 220% compared to gross profit percentage of 68% for the nine months ending June 30, 2013.

    Operating Costs and Expenses

	Nine months ended
	June 30,
	2014	2013 Restated	$ Change

General and administrative	$2,664,092	$5,285,412	$(2,621,320)
Research and development	177,652	1,600	176,052
Sales and Marketing	1,147,972	2,447,947	(1,299,975)
Loss on retirement of assets	37,543	-	37,543
	$4,027,259	$7,734,959	$(3,707,700)

    Our operating expenses were $4,027,259 and $7,734,959 for the nine months ended June 30, 2014 and June 30, 2013, respectively, a decrease of $3,707,700 from 2013 to 2014. The decrease is due to reduction in personnel headcount and decrease in non-cash compensation. For the nine months ending June 30, 2014, approximately $1,760,621 was recorded for share-based compensation and amortization of deferred compensation. This compares with approximately $4,225,686 for share-based compensation and amortization of deferred compensation for the nine months ending June 30, 2013. The deferred compensation expense in 2014 and 2013 represents the amortized fair value of stock and options issued for services to non-employees. The share-based compensation charges to operations in 2014 and 2013 were primarily for stock options granted under our 2011 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses. Research & development expenses increased due to the shift of intellectual property and associated equipment to an expense to be consistent with the practice of an R&D based company advancing its technology.

    General and Administrative Expenses

    For the nine months ended June 30, 2014 and 2013 general and administrative expenses were $2,664,092 and $5,285,412 for staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

	Nine months ended June 30,
	2014	2013 Restated

Professional fees	$1,384,355	$2,801,814
Salaries and benefits	1,085,595	2,135,220
Other general and administrative expense	194,142	348,378
	$2,664,092	$5,285,412

    Professional Fees Expense

    Professional fees expense decreased to $1,384,355 for the nine months ended June 30, 2014, compared to $2,801,814 for the nine months ended June 30, 2013. This decrease was due to a reduction in the Company’s requirements for legal, compliance, protection and accounting and consulting services related to the Company’s ongoing day-to-day business dealings and execution of its business plan, including, accounting, financial reporting and SEC compliance. Professional fees include $327,400 in non-cash compensation during the nine months ended June 30, 2014.

    Salary and Benefits

    Salary and benefits amounted to $1,085,595 for the nine months ended June 30, 2014 compared to $2,135,220 for the nine months ended June 30, 2013. The decrease was due to decrease in personnel headcount and non-cash compensation.

    Sales and Marketing

    For nine months ended June 30, 2014 and 2013, sales and marketing expenses were $1,147,922 and $2,447,947, respectively. In 2014, sales and marketing expenses also include the cost of production and distribution of advertising segments featuring these professional athletes. The company’s products are endorsed by a number of professional athletes, which are remunerated cash and non-cash payments. The expenses in sales and marketing are also attributed to endorsement contracts with these professional athletes. Sales and marketing expenses consist primary of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

    Other Expense

    Other income (expense) consists of the following:

	Nine months ended June 30,
	2014	2013 Restated

Expense on inducement of warrant exchange	$(650,616)	$(1,283,103)
Expense on issuance of derivative liabilities	(604,504)	-
Change in fair value of derivative liabilities	(1,680,246)	(8,546,411)
Interest expense	(560,774)	(2,962,246)
	$(3,496,140)	$(12,791,760)

    Interest Expense

    Interest expense is primarily attributable to convertible notes payable. Interest expense amounted to $560,774 for the nine months ended June 30, 2014, as compared to interest expense of approximately $2,962,246 for the nine months ended June 30, 2013. This decrease is due to the conversion of notes to common shares.. Also included in interest expense is amortization of financing fees relating to the notes and amortization of note discounts on the balance of the outstanding notes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

    The following table summarizes total current assets, liabilities and working capital at June 30, 2014 compared to September 30, 2013.

	June 30, 2014	September 30, 2013	Increase/(Decrease)

Current Assets	$63,215	$1,423,730	$(1,360,515)
Current Liabilities	$2,655,601	$2,055,136	$600,465
Working Capital (Deficit)	$(2,592,386)	$(631,406)	$(1,960,980)

    As June 30, 2014, we had a working capital deficit of $ 2,592,386, as compared to a working capital deficit of $631,406 at September 31, 2013, an increase of $1,960,980. The Company plans to devote resources for research and development of its delivery technology.

    Net cash (used for) operating activities for the nine months ended June 30, 2014 and 2013 was $(1,730,215) and $(4,168,308), respectively. The net loss for the nine months ended June 30, 2014 and 2013 was $(8,502,410) and $(20,266,534), respectively.

    Net cash (used for) investing activities for the nine months ended June 30, 2014 and 2013 respectively, was $(17,585) and $(66,063), respectively. The Company invested in developing its intellectual property during the nine months ended June 30, 2014.

    Net cash obtained through all financing activities for the nine months ended June 30, 2014 and 2013 was $1,724,691, and $4,552,536 respectively.

    Our primary source of operating cash during fiscal 2013 has been through private placements of our securities, principally convertible notes and warrants and the subsequent exercise of certain of those warrants.

Going Concern

    The financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At June 30, 2014, the Company had cash of  $6,321 and a  working capital deficit of $2,592,386. Further, at June 30, 2014, the accumulated deficit amounted to $52,984,807. As a result of the history of losses and unfavorable financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

    The Company will require additional funding of between $1,000,000 and $3,000,000 during 2014 to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues will be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

    In response to these problems, management is taking the following actions:
●	Seeking additional third party debt and/or equity financing;

●	Continue facilitation of technology licensing to advance R&D platform efforts; and

●	Aggressively exploring strategic alternatives that may exist for the company.

    There can be no assurances that the Company will be able to achieve its objectives in 2014 and beyond. If unsuccessful, it may require the Company to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

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

    None.

Tabular Disclosure Of Contractual Obligations

    None.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

    We maintain “disclosure controls and procedures,” as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Office, who is also our acting Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

    The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

    With respect to the quarter ended June 30, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures. Based upon this evaluation, the Company’s management has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2014, based on the following:

●
The Company does not have adequate controls and procedures to detect errors in accounting for certain of its financing transactions, specifically related to the Company’s issuance of convertible debt and warrants.

●
The Company does not have adequate controls and procedures to detect errors in accounting for certain of its equity transactions, specifically related to recording stock options granted to employees, consultants and endorsers.

    However, to the extent possible, we will implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. We believe that the foregoing steps will remediate the material weakness identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

    Management is in the process of determining how best to make the required changes that are needed to implement an effective system of internal control over financial reporting. Our management acknowledges the existence of this problem, and intends to develop procedures to address it to the extent possible given the Company’s limitations in financial and human resources.

    Management does not expect that our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

Changes in Internal Control over Financial Reporting:

    There were no changes  in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None

ITEM 1A.  RISK FACTORS

    There have been no changes to the risk factors as set forth in our Annual Report on Form 10-K for the year ended September 30, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  MINE SAFETY DISCLOSURES

    Not applicable.

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS

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

FUSE SCIENCE, INC.

September 10, 2014	By: /s/Brian Tuffin
Brian Tuffin,
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)