Form 10-Q/A
period 2014-06-30
Fuse Science, Inc.
filed 2014-09-18
CIK 842722

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Fuse Science, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on September 10, 2014, is solely to furnish Exhibit 101 to the Form 10-Q.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

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

FUSE SCIENCE, INC.

September 18, 2014	By: /s/Brian Tuffin
Brian Tuffin,
Chief Executive Officer and Acting Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)