Form 10-K
period 2014-09-30
Fuse Science, Inc.
filed 2015-01-13
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014
Commission File Number 000-22991

Fuse Science, Inc.
 (Exact name of registrant as specified in its charter)

N/A
(Former name of registrant as specified in its charter)

Nevada	87-0460247
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5510 Merrick Rd Massapequa NY 11758
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: 516-659-7558

Securities registered under Section 12(b) of the Exchange Act:

Title of each class – None

Name of each exchange on which registered – Not applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.0001
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☒.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (March 31, 2014): $450,345.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 747,321,455shares of common stock outstanding as of January 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:  No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

FUSE SCIENCE, INC.
FORM 10-K INDEX

-i-

PART I

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements including statements regarding future events and financial results, including our ability to complete development of our SkyPort drone support technology, future regulatory approvals, and liquidity.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors contained herein. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC. These uncertainties and other factors include, among other things:

●	unexpected technical and marketing difficulties inherent in major research and product development efforts;
●	the extensive regulatory requirements governing both our proposed SkyPort drone support technology business and our XTRAX® remote monitoring system technology;
●	unexpected changes in significant operating expenses, including components and raw materials;
●	changes in the anticipated supply, demand and/or prices for our products and services;
●	increased competition, including from firms that have substantially greater resources than we have;
●	availability of U.S. government funding for defense research and development programs which could fund development of competing technologies;
●	changes in the regulatory environment, including the current regulatory framework for commercial drone flight in the United States;
●	increased difficulties facing microcap companies similar to ours in raising capital and accessing credit; and
●	general economic and business conditions in the United States and elsewhere in the world.

    Set forth below in Item 1A, "Risk Factors" are additional significant uncertainties and other factors affecting forward-looking statements. The reader should understand that the uncertainties and other factors identified in this Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

ITEM 1.	BUSINESS

Business Overview

On October 1, 2014, Fuse Science, Inc., a Nevada corporation (“we” or the “Company”) entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Spiral Energy Tech, Inc., a Nevada corporation (“Spiral”), and Spiral Acquisition Sub, Inc., our newly formed, wholly-owned Nevada subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, Acquisition Sub merged with and into Spiral, and Spiral, as the surviving entity, became a 51% majority-owned subsidiary of the Company.

Post-Merger, the Company is now focused on developing and expanding the business of Spiral, a development stage company, as described in detail below. While the Company’s pre-Merger legacy business is described below, the Company is not generating revenue from its legacy business at this time, and does not expect to generate revenue from its legacy business going forward.

Background

The Company was incorporated in Nevada on September 21, 1988.  Since that time, the Company has engaged in a number of businesses as a private and subsequently a publicly-held company, including developing and marketing data communications and networking infrastructure solutions for business, government and education (which business was sold in 2002) and as a “business development company” under the Investment Company Act of 1940, from 2007 to 2009.

 In 2011, the assets of two privately held companies were transferred to a newly formed Delaware company, (the “Delaware Company”). The Delaware Company was developing sublingual and transdermal delivery technologies with applications in the sports nutrition and medical fields for the delivery of energy, medicines, vitamins and minerals.  Pursuant to an exchange agreement dated April 14, 2011 the Company, whose corporate name was then “Double Eagle Holdings, Ltd.,” exchanged all the common stock of the Delaware Company for an aggregate of 23,297,000 shares of the Company’s common stock such that the Delaware Company became a wholly-owned subsidiary of the Company.  In December 2011, the Company changed its name from “Double Eagle Holdings, Ltd.” to “Fuse Science, Inc.”

As described above, on October 1, 2014, the Company effected the Merger through which Spiral emerged as the Company’s surviving entity and majority-owned subsidiary, and the Company adopted the business plan of Spiral as the primary business of the Company.

Legacy Business

Prior to the Merger, the Company’s business involved developing certain sublingual and transdermal delivery systems for bioactive agents. The technology developed through the Company’s legacy business is intended to accelerate conveyance of medicines or nutrients relative to traditional pills and liquids and to enhance how consumers receive these products. We are currently evaluating the assets related to the Company’s legacy business with the intention of negotiating licenses or partnerships in order to monetize these assets.  We are currently not renewing our contract with the manufacturer of our legacy business products in order to allow us increased flexibility in our negotiations. We have also allowed celebrity promotional contracts to expire in order to examine our new model encumbered, as management has determined the value of celebrity endorsements in the Company’s post-Merger business model is limited.

Current Business

The Company is currently focused on two business initiatives: developing and commercializing the Company’s SkyPorts drone support technology, and developing and commercializing the Company’s XTRAX® remote monitoring system, each as described further below.

SkyPorts Drone Support Technology

The Company’s primary focus is developing technology and commercializing its proprietary SkyPorts drone support technology and Energy Demand Network, or “EDEN”. This technology enables the long distance flight required for drone-based commerce without the need for drones to return “home” every 15 minutes to recharge. The technology allows a drone operator to travel many miles outside of its “home range” allowing for a flight path of numerous miles limited only by our EDEN network of SkyPorts. This network is initially being developed for use in several states with proposed future plans for   nationwide deployment.

Conventional long distance flight planning requires combustion engines with fuel bladders or tanks that would allow drones to cover large distances. However, it is expected that government regulatory agencies will not be permitting their mass deployment due to the nature of their volatile design. The Company has designed and is currently developing the modular SkyPorts allowing for the recharging of electrical powered drones for long distant flight and commercial applications. Home deliveries and business-to-business applications will be able to thrive regionally with national capabilities, assuming we complete development of the SkyPorts and the Federal Aviation Agency (“FAA”) and other possible regulators approve commercial drone usage.

Because this technology is in the early stages of development, there can be no assurances the Company will successfully develop a working prototype or succeed in mass-producing the technology at a cost that is not prohibitively expensive, or that the technology, once-developed, will be successfully commercialized or gain widespread traction with consumers.

Products and Services

Upon the completion of development and commercialization efforts, the Company expects its primary business to consist of building out the network of SkyPorts, then executing the business model of annual memberships and monthly access fees for each drone enrolled. The SkyPorts will be installed on commercial rooftops or be land-based, where applicable, in order to allow commercial establishments to distribute their wares or delivery services to offer faster-than-overnight delivery.  The range of applications runs from agricultural inspections and monitoring to pharmacy and fast food deliveries.  The SkyPorts will be strategically installed and maintained by the Company in a given market, and drones desiring access to the network will enroll in the EDEN program with an annual enrollment charge and a monthly access fee.

After enrollment, clients will license our software and purchase adaptable hardware that will enable the drone to navigate anywhere the client needs to deliver the package. Advanced technology allows for this task to be accomplished to within a close proximity of the given target. However, to eliminate errant landings, a “mobile landing pad” will be distributed to all recipients who wish to make use of drone deliveries that require hyper-accurate landings and delivery locations. This will be accomplished through the use of low-level beacons embedded in a durable two-foot by two-foot landing mat that focus the done on a given spot. The mat size is designed to ensure that the client places it in a safe area; if the mat is able lay flat, it is in a good location. We expect this design will allow the drone to land both securely and in the exact spot desired.

Technology, Manufacturing and Suppliers

The Company has engaged hardware and software engineers, consultants, and third-party manufacturers to develop SkyPort prototypes, with Beta testing expected to take place in the first and second calendar quarters of 2015. The Company expects to have a fully functional prototype capable of line-of-sight flight by the end of the second quarter of 2015, with the development of more advanced units functioning beyond line-of-sight capabilities to follow. The Company currently anticipates building all units in the United States, with the exception of an insignificant amount of sub-components that may be produced overseas.

Market Opportunity

The Company’s potential customer base includes any person or commercial establishment that can and wants to utilize this type of drone technology. Currently, customers are expected to be drawn mostly from the home-delivery commerce segment, but there are additional potential uses of drone technology, including aerial photography, real estate applications, and use in agriculture, and any of these users could also potentially be interested in utilizing the SkyPort model. The Company currently expects to implement a commercialization model in which any interested user can enroll for an annual membership fee and a monthly access charge.

Intellectual Property

The Company, through Spiral Energy Tech, Inc., currently has a patent pending related to technology utilized by the SkyPort units and support network (EDEN) program that allows for the function of door-to-door delivery and limitless flight time without returning to home base for recharging. The patent application was filed by Ezra Green and subsequently assigned to Spiral. (For a description of Spiral’s patents related to the XTRAX® remote monitoring system, please see “XTRAX® Remote Monitoring System - Intellectual Property,” below.)

Regulatory Approvals

The Company has not yet begun the process of seeking regulatory approvals to produce or use its drone support technology for the purposes described above. We anticipate beginning the regulatory approval process following the completion of our testing and development process.

While the Company produces drone support technology and not drones themselves, drones and the broad field of unmanned aircraft systems (“UAS”) are subject to extensive regulation in the United States. The Company’s ability to successfully develop, market and sell its SkyPort technology will depend in large part on the ability of commercial drone manufacturers, operators and vendors to successfully operate within this regulatory framework. See “Risk Factors,” below.

Competition

The Company’s competitors in the drone support space include Germany-based SkySense, Inc.’s Skysense Charging Pad, which the company’s website describes as an indoor-outdoor remote-controlled charging station dock with electric power input that is compatible with a variety of drone platforms. According to the company’s website, the product is available for pre-order with delivery expected in 2015 and models cost between $649 and $4,365. These rechargers are not for constant or commercial remote use and can have adverse effects on the batteries they charge through lack of charge balancing leading to the premature “death” of the battery. In addition, to the Company’s knowledge, this company and other companies focused on recharge technology are not designing or building a network of stations allowing for growth-based commerce.

XTRAX® Remote Monitoring System

The Company’s secondary business focus is on developing and commercializing the XTRAX® remote monitoring system. XTRAX® is designed to measure the production of solar and other renewable energy systems and for transmission of the data via the cellular and radio frequency network and potentially via microwave transmission network or satellite (the XTRAX® unit does not currently have the capacity for transmission via microwave and satellite) separately, or in conjunction with solar system installations.  Prior to April 25, 2013, the Company was focused on exploring and developing potential technology for application of holographic technology to solar energy systems, but abandoned that objective after the Company’s planned holography expert retired.  On April 25, 2013, the Company purchased the patents and trademarks relating to the XTRAX® remote monitoring system from Carbon 612 Corporation and one of its creditors. For further discussion of the Company’s XTRAX®-related intellectual property, please see “Intellectual Property,” below.

Products and Services

XTRAX® is the Company’s patented system for remote real-time monitoring of the energy production of solar and other renewable energy systems and for providing fault notification. The system consists of a central database server and remote energy meters. The server routinely accesses the remote meters to recover the energy reading of solar, wind, geo-thermal, tidal, and other types of non-fossil fuel energy systems. The meter installed at the alternative energy system site constantly monitors the system to provide energy metering and real-time system failure detection. In case of system failure, the meter will automatically contact the server to report the type of failure. XTRAX® can also be used to sub-monitor portions of larger-scale commercial or utility sized systems to increase efficiency and reporting of performance by monitoring "strings" or "lines" individually. XTRAX® can also be used for third party verification of other production monitoring devices. The XTRAX® system as a whole provides automated billing and reporting plus the ability for users to retrieve reports from a dedicated website.

Market Opportunity

The Company plans to sell XTRAX® to photovoltaic installers, utilities and owners (primarily residential or small-scale commercial, industrial and agricultural sites) of existing and future renewable energy system installations. The Company believes that XTRAX® will enable us to acquire and validate Renewable Energy Credits (RECs) and provide information regarding greenhouse gas emissions that may support the generation of carbon credits. A carbon credit is equivalent to one metric ton of carbon dioxide prevented from entering the atmosphere and has a market-driven value depending on the type and origin of the emission reduction produced. Carbon credits are mostly purchased by governments and corporations which have a legal obligation to reduce their carbon footprint.

The XTRAX® Remote Access Energy Monitor System was designed specifically for the domestic REC market, as well as the commercial markets, regional and international production-based incentive programs and for the international carbon credit market. RECs, also known as Green Tags, Renewable Energy Certificates, and Tradable Renewable Certificates, are non-tangible energy commodities in the United States. One REC is considered proof that one megawatt hour of renewable energy has been created. Although electricity suppliers can purchase RECs directly from renewable energy project owners, the market has created a need for aggregators, which purchase RECs from many sources and sell the RECs in a bundled fashion. The Company believes that the capabilities of the XTRAX® unit to provide automated verifiable data presents the Company with a good opportunity to obtain significant market share.

An XTRAX® unit may be physically attached to any renewable energy system that produces electricity.  The unit records the amount of power that is generated by the given system by measuring the power that passes through the electrical wires of the system and automatically transmits data on a daily basis to servers that host software that converts the amount of electricity passed during that specific time period into “kilowatt hours,” or “kWhs.” When the total amount of kWhs are compiled over the course of a given month, the information is transmitted to a “trading” facility that values the accumulated kWhs produced from the renewable energy system and calculates the number of carbon credits, which can then be traded at prices ranging from $10 to $40 per ton depending on the market.

The Company’s business model is to distribute and install XTRAX® on all new sub-100kW systems in the United States, as well as internationally in order to capture small-system production information. The XTRAX® units will be installed by a third-party professional technician. The Company will not remain the owner of the system but will charge a monitoring fee of $8.95-$29.95 per month per residential client, or more for larger-scale clients or sub metering contracts. Although these prices may fluctuate in different regions, the pricing described here is indicative of the general model.

Suppliers

While the circuit board and firmware used in connection with the manufacturing of the product are proprietary, all components and parts in an XTRAX® unit are readily available in the market. The Company will provide the proprietary design to the vendor, after which the vendor can produce the boards. Once the Company designs a printed circuit board many companies are available to produce that board. The Company intends to outsource manufacturing and assembly of the XTRAX® units.

Competition

            If and when XTRAX ® is commercialized, the Company will face competition. Many of the Company’s competitors are larger with more established businesses than us and have substantially greater resources than the Company does.

Potential competitors may include Centrosolar America, Inc.’s CentroData monitoring system for residential photovoltaic installations, which offers web-based, not cellular, monitoring; AlsoEnergy, Inc.’s PowerTrack product which, according to their website, appears to be primarily directed to immediately detect any problem in a photovoltaic installation with immediate automated alerts to minimize downtime; AlsoEnergy, Inc.’s DECK Monitoring, a basic residential revenue-grade meter that is focused on system performance; Locus Energy, LLC’s web-based residential revenue grade meter that records performance data and stores it on a website for viewing by the homeowner or the homeowner’s installation contractor; and Energy, Inc.’s The Energy Detective lines of web-based meters, which are not revenue grade, are designed to measure and report the usage of electricity, can be installed by a skilled homeowner, but cannot be used to receive rebates, financing or trade credits.

Regulatory Matters

The Company’s operations are subject to a variety of federal, state and local laws, rules and regulations relating to worker safety, zoning, building and electrical codes, and the use, storage, discharge and disposal of environmentally sensitive materials. The Company believes that it is in compliance in all material respects with all laws, rules, regulations and requirements that affect its business. Further, the Company believes that compliance with such laws, rules, regulations and requirements does not impose a material impediment on the Company’s ability to conduct business.

Before the Company can complete development and commercialization of XTRAX® units, the following steps need to occur:

●
The XTRAX® unit needs to be listed by Underwriters Laboratory (“UL”) or receive the ETL Listed Mark, which tests the product for safety. This is known as the UL or ETL listing. The Company has submitted samples and information to UL, and responded to their questions, however recent funding will enable us to continue with proper certifications. Furthermore, submission of test units to UL was delayed so that the Company could complete certain software modifications and also complete third party verification by an independent testing laboratory of the accuracy of the measurements by XTRAX® units.

The Company has already made certain changes requested by UL. In order to allow UL to complete their testing and list XTRAX®, the Company will need to provide UL with six units, at an estimated cost of $1,940, and pay UL $14,950 for their services. The Company plans to obtain the listing by the end of the 2cd quarter of 2015.

●
After UL listing is obtained, the product needs to be approved by the Federal Communications Commission (“FCC”), similar to the UL listing process, because there are some magnetic emissions from the unit. The Company believes XTRAX® meets the FCC requirements and expects FCC approval will follow UL listing by approximately six weeks.

●
Following the UL listing and FCC approval, the Company will need to get technical approval from the cellular network carriers, which test the product for possible interference with other products. The Company does not anticipate difficulty obtaining carrier approval.

The Company does not believe that the UL listing, FCC approval and technical approval from cellular network carriers represent ongoing compliance matters. However, the Company can begin to offer the XTRAX® product to the market, and seek to generate revenues, only after the Company has obtained all of these approvals. The Company currently expects to begin offering XTRAX® units to the market in 2015.

Intellectual Property

In April 2013 the Company acquired the U.S. patent for a “Remote Access Energy Meter System and Method” (No. 7,336,201 – issued on February 26, 2008, and expiring on January 3, 2026) from one of Carbon 612 Corporation’s creditors for the purposes of using the patented technology in the Company’s own installations and operations. The Company also acquired the governing trademark from Carbon 612 Corporation. The patent covers remote monitoring through the use of one piece of electronic hardware via the wireless cellular network.  In addition, the patent applies specifically to any energy generation facility that uses a power inverter to convert DC to AC electricity. By comparison, the Company believes that its competitors provide remote monitoring through the use of several distinct pieces of electronic hardware via the internet.

The elements of the Company’s potential product that are protected by the patent are:

●
the communication of the system performance data via the cellular network or by microwave or satellite (the XTRAX® unit does not currently have the capacity for transmission via microwave and satellite); and

●	the ability to provide real-time energy production values and system failure parameters.

In addition, the patent states that the energy source may be a source other than solar photovoltaic. Such other energy sources may include solar, wind, geo-thermal, tidal, and other types of non-fossil fuel dependent energy generation facilities as well as conventional fossil fuel driven energy installations.

On May 13, 2013, pursuant to a patent purchase agreement, the Company sold its patents to  Endeavor IP, Inc. (“Endeavor”), as well as all right, title and interest in all related causes of actions and other enforcement rights under or on account of any of such acquired patents in consideration for (i) $100,000, (ii) 666,666 shares of Endeavor’s common stock and (iii) a royalty equal to 20% of the net revenues from any Enforcement Activities or Sales Transactions (as defined in the patent purchase agreement) related to the purchased patents pursuant to the terms of a proceeds interest agreement.  Additionally, Endeavor granted the Company a personal, royalty-free, irrevocable, non-exclusive and worldwide license (without the right to sublicense) to, among other things, develop, distribute and sell the products and services covered by the patents sold to Endeavor. Endeavor is an intellectual property services and patent licensing company whose activities generally include the acquisition of existing rights to intellectual property through acquisitions of already issued patents and pending patent applications, both in the United States and abroad.  In the event that Endeavor obtains any revenues from the enforcement or sale of the transferred patents, the Company will receive 20% of such revenues.

As the Company’s license to Endeavor is irrevocable, the Company will be able to continue to develop the XTRAX® system if the patents are transferred or sold to a third party.  However, the patent describes methods that are believed to be used by numerous larger and substantially better capitalized companies in their solar and other installations.  The Company has no expertise in patent enforcement, which could take many years and cost hundreds of thousands of dollars.  The Company sold the right to enforce the patent to Endeavor after review with management and outside counsel that the intellectual property rights and the devices were used by third parties. Experts and enforcement/litigation counsel reviewed the patents and concluded that Tucson Electric, Con Edison and others potentially infringe the patent.  Endeavor presently has brought actions against two major utilities (Con Edison Solutions, Inc. and Tucson Electric Power Company) and is exploring other potential actions. During June 2014, the Company received an initial royalty payment under a lawsuit seeking damages for infringement of the patents sold from Endeavor.

The Company also owns the registered trademark XTRAX®. In addition to the Company’s patent, potential future patent applications, and trademark, the Company also has trade secrets and know-how.

Employees

The Company currently does not have any employees except for its officers and directors.  The Company considers its employee relations to be good.

Facilities and Material Properties

The Company’s current office space at 5510 Merrick Road, Massapequa, New York 11758 is provided to it based on a month-to-month agreement with a base cost of $1,000 per month with additional costs depending on services used. The Company believes that these facilities are adequate to meet its current needs.

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

The current business of the Company has not yet begun to generate significant revenues and the Company’s legacy business is not expected to generate revenues for the Company going forward. Our business is subject to all the problems, expenses, difficulties, complications and delays encountered in establishing a new business, including successful development, launch and commercialization of our products. The Company does not know if it will become commercially viable and ever generate significant revenues or operate at a profit.

  We have incurred significant losses to date and the report of our auditors on our financial statements includes a “going concern” explanatory paragraph.

The Company incurred net losses of ($7,695,607) and ($21,368,353) for the years ended September 30, 2014 and 2013, respectively. As of September 30, 2014, we had a total stockholders’ deficit of ($2,302,075). Our independent auditor’s reports for the years ended September 30, 2014 and 2013 includes an explanatory paragraph stating that our lack of revenues and working capital raise substantial doubt about our ability to continue as a going concern.  The presence of such a paragraph may adversely impact our ability to raise additional capital.

The Company will require substantial additional financing to become commercially viable.

To date, the Company has funded its development activities primarily through private placements of its securities and the subsequent exercise of warrants sold in those offerings, which raised approximately $1,900,000 and $4,815,000 during the years ended September 30, 2014 and 2013, respectively. The Company will require additional financing of approximately $1,500,000 during fiscal year 2015 to fully implement our business plan.   We have no commitments or firm plans to raise the additional financing and there can be no assurance that necessary additional financing will be available to the Company, on favorable terms or otherwise.  Moreover, any such additional financing may dilute the interests of existing stockholders.  The absence of additional financing when needed, could cause the Company to scale down or delay implementation of its business plan in whole or in part and curtail its business activities, which would seriously harm the Company and its prospects.

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

A significant part of the Company’s success will depend on its marketing strategy. The Company’s marketing efforts have been limited to date. The Company is currently planning to begin test marketing consumer reaction on a small scale in the Northeast region of the United States to determine consumer reaction and marketability. There can be no assurance as to the success of any marketing strategy the Company may seek to implement. If the Company cannot effectively market its planned products and license its technology, its prospects will be harmed.

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

We may be liable if the consumption of any of the products of our legacy business causes injury, illnesses or death. We also may be required to recall some of our legacy business products if they become contaminated or are damaged or mislabeled.  A significant product liability judgment against us, or a widespread product recall, could have a material adverse effect on our business, financial condition and results of operations. The amount of insurance we carry is limited, and that insurance is subject to certain exclusions and may not be adequate.

We are subject to substantial government regulation, and the failure to comply with any regulatory requirements applicable to us could substantially harm our business.

The Company has not even begun to seek regulatory approvals that may be required for its drone support technology business. As a result, it is difficult to predict when the Company may obtain these approvals or how costly the process of obtaining them will be, and there can be no assurance that the Company will ever obtain them.

Before the Company can complete development and commercialization of its XTRAX® units, it needs to complete the product safety testing process, receive approval from the FCC, and obtain approval from cellular network carriers. While the Company believes it will ultimately obtain all necessary approvals, there can be no assurance as to when these approvals will be obtained. If the Company fails to obtain any of these approvals, if obtaining the approvals is a lengthier process than the Company expects, or if obtaining the approvals is costlier than the Company expects, the Company may be unable to execute its business plan with respect to XTRAX®, and its results of operations and financial results could suffer.

 If there is not a change in the U.S. government’s current regulation of unmanned aircraft systems, the Company may be unable to successfully commercialize its SkyPort drone support technology.

The Company presently expects a substantial proportion of its future revenue to come from the sale and licensing of SkyPort technology to customers in connection with commercial drone-based home delivery of goods. However, at present, drones, or unmanned aircraft systems (“UAS”), cannot, as a practical matter, be used for commercial delivery in the United States. In November 2014, the National Transportation Safety Board ruled that drones are aircraft subject to existing aviation laws and the regulatory power of the   FAA. While the FAA permits recreational use of UAS and limited private agricultural use, they have virtually banned UAS for commercial usage. In 2012, the U.S. Congress mandated that the FAA develop rules that provide for the integration of small UAS into the national airspace system by September 30, 2015, and the FAA is in the process of drafting updated regulations specifically for small UAS operations. However, it is impossible to predict when these rules may be finalized, and what the final content of such rules will be. Until, and unless, the FAA issues rules permitting commercial use of UAS, there will be substantial uncertainty around the legality of commercial drone flight in the U.S., and as a result, a market for drone support technology may not successfully develop, which could have a substantial harmful effect on our business and results of operations. If the FAA does not ultimately approve widespread commercial drone usage, deployment of the Company’s “EDEN” system may be limited to privately-owned agriculturally-designated properties, which would provide a more limited market than we currently anticipate, and we cannot offer assurances that the Company would operate profitably under such circumstances.

Many innovators in the field of drone technology are more established and better financed than we are, and it is possible they may develop competing drone support technology, which could have a harmful effect on our business.

Because commercial drone technology is presently heavily regulated in the U.S. as described above, many drone manufacturers currently have contracts with the U.S. government and its military branches. It is possible that these manufacturers may develop drone support technology similar to ours for military purposes, and if and when commercial drone flight is approved, these companies may have a competitive advantage over our Company because they have more advanced technology and greater financial resources. In addition, very large and successful companies like Google Inc. and Amazon.com, Inc. have publicly discussed their ongoing drone technology development efforts. If such companies develop commercial drone support technology, they would also have a significant competitive advantage over our Company. Competition from these companies or from military contractors could have a substantial harmful effect on our business and results of operations.

We currently rely on certain key individuals and the loss of one of these key individuals could have an adverse effect on the Company.

Our success depends to a certain degree upon certain key members of our management.  These individuals are a significant factor in our growth and success.   In particular, the success of our Company is highly dependent upon the efforts of our Chief Executive Officer, Ezra Green. Although we have an employment agreement with Mr. Green, the loss his services could have a material adverse effect on the success and development of our Company.  Additionally, we do not anticipate having key man insurance in place on the life of our executive officers in the foreseeable future.

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

Our common stock is traded in the over-the-counter market and is quoted on the OTCQB under the symbol “DROP.” Trading in stock quoted on the OTCQB is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects.  This volatility could depress the market price of our common stock for reasons unrelated to operating performance.  Moreover, the OTCQB is not a stock exchange, and trading of securities in the OTCQB is often more sporadic than the trading of securities listed on a  stock exchange like the New-York-Stock-Exchange-, the NYSE MKT or NASDAQ.  Accordingly, stockholders may have difficulty reselling any of their shares.

 If we are unable to reach an agreement with the holders of our Series A Convertible Preferred Stock to fix a floor on the conversion price, our stock will be under considerable pressure and continue to fall.

Presently, our Series A Convertible Preferred Stock (the “Series A”) is convertible at the lesser of $.0.20 per share (giving effect to the recent one-for-10 reverse stock split, which has not been approved by FINRA at the time of this filing) or a price based upon market sales as of the time of conversion. This kind of provision is considered “toxic” and creates extreme pressure on the market price for an issuer’s common stock.  During the period October 1, 2014 through December 10, 2014, the principal holder of our Series A converted shares of Series A and sold 338,331,157  shares of common stock in the price range from $0.02 on October 1, 2014 to $0.00012 on December 10, 2014 (without giving effect to the recent one-for-10 reverse split).  While we have had oral discussions with certain holders of the Series A and believe that all will agree to eliminate the toxic feature, we have not reached any agreement as to the future conversion price. We cannot assure you that we will be successful in this regard.  If we are not successful, the price of our common stock will continue to be under extreme pressure and may continue to fall.  Regardless, we expect that the ultimate conversion of the Series A and other securities will be very dilutive to holders of our common stock.

Because our common stock is a penny stock, trading of our common stock may be restricted by the SEC’s penny stock regulations and FINRA’s sales practice requirements, which may limit a stockholder’s ability to buy and sell our common stock.

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

The market for penny stocks has experienced numerous frauds and abuses that could adversely impact investors in our stock.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse.  Such patterns include:

●	control of the market for the security by one or a few broker-dealers that are often related to a promoter or issuer;

●	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

●	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by sales persons;

●	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

●
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

As of January 9, 2015, we had approximately 747,321,455 shares of common stock outstanding and an additional 980,643 shares issuable upon exercise of outstanding options and warrants. As of September 30, 2014, an additional 150,000,000 common shares were issuable upon conversion of the Series A preferred stock. Such “market overhang” could adversely impact the market price of our common stock as a result of the dilution which would result if such securities were converted into shares of common stock. While we anticipate effecting a 1-for-100 or 1-for-120 reverse stock split and obtaining shareholder approval to reduce our authorized common stock to approximately 7.6 million shares or 6.3 million shares, respectively, the additional dilution will be substantial.

ITEM 2.	PROPERTIES

Prior to the Merger, the Company occupied approximately 3,000 square feet of office and warehouse space in Miami Lakes, Florida pursuant to a two-year lease with a non-affiliated party that expired in January 2015, at a monthly rental of $2,047, including taxes. The Company’s current office space at 5510 Merrick Road, Massapequa, New York 11758 is provided to it based on a month-to-month agreement with a base cost of $1,000 per month with additional costs depending on services used. The Company believes that these facilities are adequate to meet its current needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceeding or litigations and, to the best of the Company’s knowledge, no governmental authority is contemplating any proceeding to which the Company is a party or to which any of the Company’s properties is subject, which would reasonably be likely to have a material adverse effect on the Company, other than the following:

 During 2013, a dispute arose between the Company and Maurice “Hank” Durschlag, the Company’s former President, with respect to royalties allegedly due, Mr. Durschlag pursuant to a royalty agreement (the “Royalty Agreement”) entered into at the time of the Company’s April 2011 acquisition of the Delaware corporation now known as FSR&D.  On August 18, 2013, Mr. Durschlag instituted a breach of contract action in North Carolina state court based on the Company’s purported failure to make royalty payments under the Royalty Agreement.  On October 10, 2013, the Company learned that a default had been entered in this case.  On or about January 10, 2014, the Company filed a Motion to Set Aside Default pursuant to which the Company sought to set aside the default and compel arbitration pursuant to the Royalty Agreement’s arbitration provision. On August 5, 2014, the Company and Mr. Durschlag entered into a settlement agreement pursuant to which the Company agreed to pay Mr. Durschlag $5,000 in exchange for Mr. Durschlag dismissing without prejudice the litigation and all related claims. The Royalty Agreement remains in effect in accordance with its terms. .

ITEM 4.	MINE SAFETY DISCLOSURES

 Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded in the over-the-counter market and is quoted on the OTCQB under the symbol "DROP."

The market high and low prices during each quarter for the last two years are as follows (all prices give effect to the 1-for-200 reverse split effective as of August 27, 2014 but not a 1-for-10 reverse split filed with the Nevada Secretary of State on December 9, 2014):

QUARTER ENDED	HIGH	LOW
	($)	($)

December 31, 2012	49.00	21.80
March 31, 2013	56.00	29.40
June 30, 2013	33.80	13.30
September 30, 2013	19.20	12.00

December 31, 2013	14.20	3.62
March 31, 2014	7.98	2.00
June 30, 2014	5.48	0.44
September 30, 2014	3.00	0.32

Number of Shareholders and Total Outstanding Shares

As of January 9, 2015 there were 747,321,455 shares of common stock issued and outstanding, held by approximately 86 shareholders of record.  The number of shares do not give effect to the December 9, 2014 1-for-10 reverse split since FINRA has not approved it as of the date of this Report.

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

As of September 30, 2014, we had the following compensation plans in place under which shares of our common stock were authorized for issuance:

			Number of securities remaining
	Number of securities to be		available for future issuance under
	issued upon exercise of	Weighted-average exercise	equity compensation plans
	outstanding options,	price of outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (Executives and Directors)	139,764	$40.80	-

Equity compensation plans approved by security holders (Endorsers)	97,790	$47.80	1,011

Equity compensation plans not approved by security holders.	29,421	$14.80	-

Total	266,975	$40.50	1,011

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The discussion below is based upon the Company’s legacy business which is not currently generating revenue.  The Spiral acquisition closed one day after the end of the 2014 fiscal year.

Forward Looking Statements

This analysis of our results of operations should be read in conjunction with the accompanying financial statements, including notes thereto, contained in Item 8 of this Report. This Report contains certain forward-looking statements. Statements that are predictive in nature and that depend upon or refer to future events or conditions are forward-looking statements. Although we believe that these statements are based upon reasonable expectations, we can give no assurance that projections will be achieved. Please refer to the discussion of forward-looking statements included in Part I of this Report.

Revenues and Gross Profit

	Year ended September 30,		$	%
	2014	2013	Change	Change

Sales, net	$448,627	$486,763	$(38,136)	(8	) %
Cost of Sales	1,424,573	175,986	1,248,587		909%
Gross Margin	$(975,946)	$310,777	$(1,286,723)

Sales

Net Sales were $448,627 for the year ended September 30, 2014, as compared to $486,763 for the year ended September 30, 2013. Cost of sales increased dramatically due to a $1,200,000 write-off of short dated and expired inventory.

Gross Profit

Gross loss for the twelve months ending September 30, 2014 was $ 975,946 compared to gross profit of $310,777 for the twelve months ending September 30, 2013. This change is the result of the  write-off of short dated and expired inventory.

Operating Costs and Expenses
	Year ended
	September 30,		$
	2014	2013	Change

General and administrative	$3,065,428	$6,398,060	$(3,332,632)
Sales and Marketing	1,179,836	2,760,652	(1,580,816)
Research and development	177,653	2,200	175,453
	$4,422,917	$9,160,912	$(4,737,995)

Our operating expenses were $4,422,917 and $9,160,912 for the years ended September 30, 2014 and 2013, respectively, a decrease of $4,737,995 from 2013 to 2014, reflecting a decrease in operating expense. In 2014, approximately $1,140,000 was recorded for share-based compensation and amortization of deferred compensation. This compares with approximately $4,800,000 for share-based compensation and amortization of deferred compensation for the period ending September 30, 2013. The deferred compensation expense in 2014 and 2013 represents the amortized fair value of stock and options issued for services to employee and non-employees. The share-based compensation charges to operations in 2014 and 2013 were primarily for stock and stock options granted under our 2012 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock and stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

General and Administrative Expenses

For the years ended September 30, 2014 and 2013 general and administrative expenses were $3,065,428 and $6,398,160, respectively. The decrease is due to a reduction in operating activities. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

	Year ended September 30,
	2014	2013

Professional fees	$615,767	$2,643,165
Salaries and benefits	665,983	3,296,409
Other general and administrative expense	1,783,678	458,486
	$3,065,428	$6,398,060

Professional Fees Expense

Professional fees expense decreased by $2,027,398 for the year ended September 30, 2014, from $2,643,165 for the year ended September 30, 2013. Professional fee expense includes $498,105 in non-cash compensation.

Salary and Benefits

Salary and benefits decreased to $665,983 for the year ended September 30, 2014 from $3,296,409 for the year ended September 30, 2013. The decrease was due to a decline in personnel headcount.

Sales and Marketing

For the years ended September 30, 2014 and 2013, sales and marketing expenses were $1,179,836 and $2,760,652, respectively. Sales and marketing expenses consist primary of compensation and support costs for sales and marketing personnel, professional services, promotional, marketing and related activities.

Research and Development

Research and development cost for 2014 is $177,653 compared to $2,200 for 2013. For the year ended September 30, 2014, the  Company terminated its sales agreements with its major customers and expensed approximately $177,653 of its equipment and intellectual property to Research and Development expenses as it was determined the assets would be used solely in this capacity on a go forward basis. For the year ended September 30, 2013, research and development expenses consist primarily of compensation for contractors engaged in internal research and product development activities, laboratory operations, and related expenses.

Other Income (Expense)

Other income (expense) consists of the following:
	Year ended September 30,
	2014	2013

Expense on issuance of warrant derivative liabilities	$(604,504)	$(1,283,103)
Change in fair value of derivative liabilities	(808,298)	(8,217,468)
Expense on inducement of warrant exchange	(650,616)	-
Gain on debt extinguishment	1,320,823	-
Interest expense and finance fees	(1,516,606)	(2,967,647)
Other	-	(50,000)
	$(2,259,201)	$(12,518,218)

Interest Expense

Interest expense is primarily attributable to convertible notes payable. Interest expense amounted to $1,516,606 for the year ended September 30, 2014 as compared to interest expense of $2,967,647 for the year ended September 30, 2013. Also included in interest expense is amortization of financing fees relating to the notes and amortization of note discounts on the balance of the outstanding notes.

 Liquidity and Capital Resources

Net cash (used for) operating activities for the years ended September 30, 2014 and 2013 was $(1,808,833) and $(5,053,007), respectively. The net loss for the year ended September 30, 2014 and 2013 was $(7,695,607) and $(21,368,353), respectively.

Net cash used in investing activities for the years ended September 30, 2014 and 2013 respectively, was $(17,585) and $(66,067), respectively.

Net cash obtained through all financing activities for the years ended September 30, 2014 was $1,797,191, as compared to $5,086,454 for the year ended September 30, 2013.

Our primary source of operating cash during fiscal year 2014 was   through private placements of our securities, principally convertible notes and warrants and the subsequent exercise of certain of those warrants.

Management estimates that it will need approximately $1,500,000 in capital during fiscal 2015.  As of December 31, 2104, we had $ 681,740 in cash to continue to commercialize our products, license our technology and otherwise fully implement our business plan. We have no commitments to raise any such capital. If such capital is not available when needed on commercially reasonable terms or otherwise, we may have to scale down or delay implementation of our business plan in whole or in part and curtail its business activities, which would seriously harm the Company and its prospects.

Going Concern

The financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At September 30, 2014, the Company had cash of $203 and a working capital deficit of $1,094,566. Further, at September 30, 2014, the accumulated deficit amounted to $52,178,004. As a result of the history of losses and unfavorable financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The Company will require additional funding of approximately $1,500,000 during 2015 to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

In response to these problems, management has taken the following actions:

●	continue with the implementation of our business plan;

●	seeking additional third party debt and/or equity financing;

●	continue facilitation of licensing efforts; and

●	allocate sufficient resources to continue with advertising and marketing efforts.

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

There can be no assurances that the Company will be able to achieve positive cash flow from operations in 2015 and beyond. If the Company is unable to achieve positive cash flows from operations and is not able to obtain alternate additional financing of equity or debt, the Company may need to file for bankruptcy or cease operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts classified as liabilities that might be necessary should the Company be forced to take any such actions.

Our future expenditures will depend on numerous factors, including: the rate at which we can introduce and sell products; the costs of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights; and market acceptance of our products and competing technological developments. We expect that we will incur approximately $1,500,000 in cash expenditures for our operating expenses during fiscal year 2015. As we expand our activities and operations, our cash requirements are expected to increase at a rate consistent with revenue growth after we have achieved sustained revenue generation.

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

Critical Accounting Policies

In December 2001, the SEC issued its Financial Reporting Release, “Cautionary Advice Regarding Disclosure about Critical Accounting Policies,” suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  The SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition our most critical accounting policies are in the process of evolving while we move from the development stage to the operational stage of our business cycle.

Off-Balance Sheet Arrangements

None.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FUSE SCIENCE, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Fuse Science, Inc.

We have audited the accompanying consolidated balance sheets of Fuse Science, Inc. and Subsidiaries as of September 30, 2014 and 2013 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuse Science, Inc. and Subsidiaries as of September 30, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred losses since inception, has a stockholders’ deficit and may be unable to raise further equity or debt financing. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Kaufman, Rossin & Co., P.A.

Miami, Florida
January 13, 2015

FUSE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
September 30, 2014 and 2013

	2014	2013
ASSETS
Current assets:
Cash	$203	$29,430
Prepaid expenses	5,850	15,015
Accounts receivable	-	42,772
Inventory	-	1,336,513
TOTAL CURRENT ASSETS	6,053	1,423,730
Other assets:
Intellectual property, net	-	78,698
Fixed assets, net	5,827	143,447
TOTAL OTHER ASSETS	5,827	222,145
TOTAL ASSETS	$11,880	$1,645,875
LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES
Accounts payable	$1,080,619	$1,694,589
Notes payable, net	20,000	179,395
Accrued expenses	-	181,152
TOTAL CURRENT LIABILITIES	1,100,619	2,055,136

Derivative liabilities	1,213,336	252,210

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; authorized 10,000,000 shares; 1,500,000 shares Series A Convertible Preferred Stock issued and outstanding;	-	-
Common stock, $0.001 par value; authorized 800,000,000 and 400,000,000 shares; 2,338,077 and 1,384,721 shares issued and outstanding at September 30, 2014 and 2013, respectively	2,338	1,385
Additional paid-in capital	49,999,935	43,945,885
Non-controlling interest	(126,344)	(126,344)
Accumulated deficit	(52,178,004)	(44,482,397)
Total stockholders' deficit	(2,302,075)	(661,471)
Total liabilities and stockholders' deficit	$11,880	$1,645,875

 See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended September 30, 2014 and 2013

	2014	2013

Net Sales	$448,627	$486,763
Cost of sales	1,424,573	175,986
Gross margin	(975,946)	310,777
Operating Expenses:
General and administrative expense	3,065,428	6,398,060
Sales and Marketing	1,179,836	2,760,652
Research and development	177,653	2,200
Loss on retirement of assets	37,543
	4,460,460	9,160,912
Loss from operations	(5,436,406)	(8,850,135)
Other income (expense):
Interest expense and finance fees	(1,516,606)	(2,967,647)
Expense on issuance of warrant derivative liabilities	(604,504)	(1,283,103)
Change in fair value of derivative liabilities	(808,298)	(8,217,468)
Expense on inducement of warrant exchange	(650,616)
Gain on debt extinguishments	1,320,823
Other	-	(50,000)
Other expense	(2,259,201)	(12,518,218)

Net loss	$(7,695,607)	$(21,368,353)
Loss per common share, basic and diluted	$(3.30)	$(16.17)
Weighted average common shares outstanding	2,334,932	1,321,176

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders' Deficit
Years Ended September 30, 2014 and 2013
	Preferred Stock		Common Stock		Additional Paid-in
	Shares	Par	Shares	Par	Capital

Balance, September 30, 2012		$-	823,501	$823	$22,768,808

Common stock issued for:
Conversion of convertible notes payable			120,638	121	2,271,197
Stock issued for consulting fees			26,000	26	1,151,322
Exercise of detachable warrants – Cash			163,064	163	2,584,464
Exchange of warrants			233,646	234	(234)
Stock Option Exercise			13,277	13	270,812
Exercise of detachable warrants – Non-cash			4,595	5	(5)
Transfer from derivatives to equity					11,298,361
Amortization of stock options					3,601,160
Net loss					-
Balance, September 30, 2013		$-	1,384,721	$1,385	$43,945,885

Common stock issued for:
Conversion of convertible notes payable			245,150	245	252,027
Stock issued for consulting fees			178,225	178	1,140,244
Exercise of detachable warrants – Cash			1,336	1	14,690
Exchange of warrants and inducement			528,645	529	650,087
Transfer from derivatives to equity					3,234,604
Amortization of stock options					811,486
Equity based offering cost					(49,088)
Net loss					-
Balance, September 30, 2014		$-	2,338,077	$2,338	$49,999,935

See accompanying notes to consolidated financial statements.

	Non
	Controlling	Accumulated
	Interest	Deficit	Total

Balance, September 30, 2012	$(126,344)	$(23,114,044)	$(470,757)

Common stock issued for:
Conversion of convertible notes payable			2,271,318
Stock issued for consulting fees			1,151,348
Exercise of detachable warrants – Cash			2,584,627
Exchange of warrants			-
Stock Option Exercise			270,825
Exercise of detachable warrants – non-cash			-
Transfer from derivatives to equity			11,298,361
Amortization of stock options			3,601,160
Net loss		(21,368,353)	(21,368,353)

Balance, September 30, 2013	$(126,344)	$(44,482,397)	$(661,471)

Common stock issued for:
Conversion of convertible notes payable			252,272
Stock issued for consulting fees			1,140,422
Exercise of detachable warrants – Cash			14,691
Exchange of warrants and Inducement			650,616
Transfer from derivatives to equity			3,234,604
Amortization of stock options			811,486
Equity based offering costs			(49,088
Net loss		(7,695,607)	(7,695,607)
Balance, September 30, 2014	$(126,344)	$(52,178,004)	$(2,302,075)

See accompanying notes to consolidated financial statements.

  FUSE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended September 30, 2014 and 2013

	2014	2013
Operating activities:
Net loss	$(7,695,607)	$(21,368,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,711	19,554
Bad debt	32,813	-
Stock and stock option compensation	1,951,904	4,752,509
Amortization of discounts and financing fees	1,371,676	2,143,186
Inducement of warrants exchange	650,616
Expense on issuance of warrant derivative liabilities	604,504	1,283,103
Change in fair value of derivative liabilities	808,298	8,217,468
Gain on debt extinguishment	(1,320,823)
Property and equipment expensed as research and development	177,652	-
Loss on disposal of investments	-	50,000
Loss on retirement of assets	37,544	-
Changes in operating assets and liabilities:
Inventory	1,336,515	(1,194,704)
Accounts receivable	9,959	(12,591)
Prepaid expenses and other assets	(55,066)	260,698
Accounts payable and accrued expenses	262,471	796,123
Net cash used in operating activities	(1,808,833)	(5,053,007)
Investing activities:
Capital expenditures	(17,585)	(66,067)
Net cash used in investing activities	(17,585)	(66,067)
Financing activities:
Loan proceeds	1,907,500	2,231,000
Loan repayments	(125,000)	-
Proceeds from warrants exercised	14,691	2,584,629
Stock options exercised	-	270,825
Net cash provided by financing activities	1,797,191	5,086,454
Net decrease	(29,227)	(32,620)
Cash, beginning of period	29,430	62,050
Cash, end of period	$203	$29,430

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued
Years Ended September 30, 2014 and 2013

	2014	2013

Supplemental Cash Flow Information:
Cash paid for interest and income taxes:
Interest	$-	$25,530
Non-cash investing and financing activities:
Common stock issued for convertible notes payable and accrued interest	$252,272	$2,271,317
Transfer from derivative liability to additional paid in capital	$3,234,604	$11,298,361
Discount on debt recorded as derivative liability	$1,304,840	$2,050,000
Exchange of notes payable of $1,697,000 and accrued interest of $160,000 to Series A Convertible Preferred Stock	$1,857,000	$-

See accompanying notes to consolidated financial statements.

FUSE SCIENCE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS

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

During the third quarter of 2014, the Company determined to concentrate on the development of the delivery technology. As a result, the Company terminated its sales agreements with its major customers and expensed approximately $178,000 of its equipment and intellectual property to Research and Development expenses as it was determined the assets would be used solely in this capacity on a go forward basis. Additionally, approximately $38,000 of property and equipment was written off as impaired and approximately $1,200,000 of inventory was written off as management believes the inventory could not be sold prior to its expiration.

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

CONSOLIDATION POLICY

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Fuse Science, Inc. (“FSR&D”), a Delaware  corporation, FS Consumer Products Group, Inc., a Florida corporation and its 60% owned subsidiary, Ultimate Social Network, Inc. (“USN”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

In July 2014, the Company entered into an agreement with its major customer terminating the relationship and stipulating that any inventory previously purchased by the customer is not subject to return.

CASH CONCENTRATIONS

From time to time, the Company maintains cash with financial institutions in excess of federally insured limits.

ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized customer obligations due under normal trade terms.  The carrying amount of accounts receivable may be reduced by an allowance that reflects management's best estimate of the amounts that will not be collected.  Management individually reviews all accounts receivable balances and based on assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected.  All accounts or portions thereof determined to be uncollectible are written off to the allowance for doubtful accounts. No allowance for doubtful accounts was recorded as of September 30, 2013.

SHIPPING AND HANDLING

Shipping and handling billed to customers is included in net sales and shipping and handling costs are recorded as a component of cost of sales.

INVENTORIES

Inventories consisted of finished goods, which were manufactured by a contracted manufacturer on behalf of the Company, for resale. Inventories are valued at average cost and adjusted to reflect lower of cost or market. Provisions for inventory obsolescence are determined based upon the specific facts and circumstances and market conditions. As of September 30, 2014, all remaining inventory was written off as management believes inventory could not be sold before its expiration.

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

In accordance with Accounting Standards Codification (“ASC”) 815, the Company’s warrant and preferred stock derivative liabilities are measured at fair value on a recurring basis, and are level 3 measurements in the three-tier fair value hierarchy.

There were no transfers between the levels of the fair value hierarchy during the years ended September 30, 2014 and 2013.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating the fair values of each class of financial instruments disclosed herein:

Derivative Liabilities - These financial instruments are carried at fair value.

Notes Payable - Based upon the interest rates, current economic conditions, risk characteristics, collateral and other factors, the carrying amount of these financial instruments approximate market value (level 2 measurement).

DERIVATIVE LIABILITIES

The Company issued warrants to purchase the Company’s common stock in connection with the issuance of convertible debt, which contain certain price protection provisions that reduce the exercise price of the warrants in certain circumstances. The Company also issued Series A Convertible Preferred Stock which contains price protection provisions that reduce the conversion price of the preferred stock in certain circumstances.  The Company determined that the warrants and preferred stock did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock and accordingly are accounted for as derivatives and are recorded on the balance sheet at fair value with the changes in the fair value recognized in the consolidated statement of operations.

INTELLECTUAL PROPERTY

Intellectual property was amortized on a straight-line basis over its estimated economic life of 15 years and evaluated for impairment whenever events or changes in business circumstances indicated that the carrying value of the intellectual property may not be recoverable.  As of September 30, 2014 all remaining intellectual property was expensed to research and development expenses.

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

The Company assesses its tax positions in accordance with "Accounting for Uncertainties in Income Taxes" as prescribed by the Accounting Standards Codification, which provides guidance for financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return for open tax years (generally a period of three years from the later of each return's due date or the date filed) that remain subject to examination by the Company's major tax jurisdictions.  Generally, the Company is no longer subject to income tax examinations by major taxing authorities for years before September 30, 2011.

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

MARKETING, ADVERTISING AND PROMOTION COSTS

Marketing, advertising and promotion costs are charged to operations as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations.  The amounts charged for the years ended September 30, 2014 and 2013 were approximately $1,180,000 and $2,761,000, respectively.

NON-CONTROLLING INTEREST

Non-controlling interest in the Company’s consolidated financial statements represents the 40% interest not owned by the Company in USN. USN had no operations during the years ended September 30, 2014 and 2013.

CONCENTRATION OF CREDIT RISK

One customer accounted for approximately 96% and 46% of the Company's net sales for the years ended September 30, 2014 and 2013, respectively.

STOCK-BASED COMPENSATION

The Company accounts for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”) and for stock options granted to consultants and endorsers using the accounting guidance included in ASC 505-50 “Equity-Based Payments to Non-Employees” (“ASC 505-50”). In accordance with ASC 718, the Company estimates the fair value of service based options and performance based options on the date of grant, using the Black-Scholes pricing model.  In accordance with ASC 505-50, the Company estimates the fair value of service based options and performance based options at each reporting period until a measurement date is reached using the Black-Scholes pricing model.

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

RECLASSIFICATION

Reclassifications have been made to the 2013 financial statements to conform with the 2014 presentation.

LOSS PER SHARE

The Company’s loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted losses per share reflects the potential dilution that could occur if stock options and or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the Company. All outstanding potentially dilutive instruments are not included in the calculation of diluted loss per share as their effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:

	For the Year ended September 30,
	2014	2013
Numerator:
Net loss available to stockholders	$(7,695,607)	$(21,368,353)

Denominator:

Weighted average number of common shares – Basic	2,334,932	1,321,176

Weighted average number of common shares – Diluted	2,334,932	1,321,176

Net loss per common share:
Basic	$(3.30)	$(16.17)
Diluted	$(3.30)	$(16.17)

3. GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of the business, projected operating expenses and commitments for the next twelve months and may be unable to obtain sufficient debt or equity financing. The Company has incurred net losses since inception, had a net loss of $(7,695,607) and used approximately $1,800,000 in cash from operating activities during the twelve month period ended September 30, 2014. At September 30, 2014, current assets were $6,053, and current liabilities were $1,100,619. Further, at September 30, 2014, the accumulated deficit and total stockholders' deficit amounted to approximately $52,200,000 and $2,302,000, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made as a result of this uncertainty.

The Company has taken several steps to address its liquidity requirements.  In addition to reducing the amount of operating expenses that it incurs on a monthly basis, the Company has negotiated with its creditors to settle obligations at less than stated amounts. As of September 30, 2014 the Company recorded approximately $893,000 as gain on debt extinguishment related to settlements with creditors which were effective prior to September 30, 2014.

Subsequent to September 30,2014, the Company continued its efforts to settle certain existing obligations and as discussed in Note 13, the Company merged with Spiral Energy Tech, a development stage company, and sold 3,200,000 Series B Preferred Stock for gross proceeds of $1,600,000.

The Company will continue its evaluation of strategic alternatives that may be available to advance the direction of the Company.

4. FIXED ASSETS

Fixed Assets consisted of the following at September 30, 2014 and 2013:

	2014	2013
Equipment	$-	$108,821
Website	13,750	13,750
Display cases	$-	$42,245
Fixed assets	13,750	164,816
Less: Accumulated depreciation	(7,923)	(21,369)
Fixed assets (net)	$5,827	$143,447

     Depreciation and amortization expense amounted to $18,711 and $19,554 for the years ended September 30, 2014 and 2013, respectively.

5. NOTES PAYABLE

The Company had the following notes payable at September 30, 2014 and September 30, 2013.

	September 30, 2014	September 30, 2013

Note payable (“July 2014 Note”)	$20,000	$-
		-
Convertible notes payable with interest at 12% (the “March 2013 Notes”)	-	5,000
5% Six month secured promissory note due October 9, 2013	-	174,395
	$20,000	$179,395

	September 30, 2014	September 30, 2013
Current	$20,000	$179,395
Long term	-	-
Total	$20,000	$179,395

July 2014 Note:

In July 2014, the Company borrowed $20,000 from a stockholder, which was non-interest bearing and repaid in October 2014.

January 2014 Notes

On January 3, 2014, the Company entered into a securities purchase agreement (the “January 2014 Purchase Agreement”) with two investors pursuant to which the Company issued and sold 12% senior secured convertible notes in the aggregate original principal amount of $1,000,000 (the “January 2014 Notes”) and warrants to purchase up to 467,243 (including 26,250 to the placement agent) shares of our common stock (the “January 2014 Warrants”). The indebtedness evidenced by the Notes bears interest at 12% per year, and accrues and is payable together with principal on January 2, 2019. The Notes may be converted, at the option of the holder, into the Company’s common stock, at any time following issuance at an initial conversion price (the “Fixed Conversion Price”) of $4.00 per share (subject to adjustment as provided in the Note). From and after the sixth month anniversary of the issuance of the Notes, the conversion price of the Notes will be equal to the lower of (i) the Fixed Conversion Price and (ii) sixty percent of the lowest weighted average price our common stock on any trading day for the sixty trading days immediately preceding any conversion of the Senior Notes (the “Alternative conversion Price,” and together with the Fixed Conversion Price, the “Conversion Price”).  The Conversion Price is also subject to anti-dilution adjustments as provided for the Senior Notes. The Notes are secured by a first lien on substantially all of Fuse’s assets pursuant to a pledge and security agreement among the parties.

Under the terms of the Warrants, the Holders are entitled to exercise the Warrants for a period of five (5) years from issuance at a price of $5.18 per share (subject to adjustment as provided in the Warrant). As of September 30, 2014, the exercise price of the January 2014 warrants was reduced to $0.30 per share due to price protection provisions contained in the warrant agreement. The January 2014 warrants have been accounted for as derivatives (See Note 6).

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

The fair value of the warrants and the debt conversion feature on the issue date was estimated using the Black-Scholes valuation model with the following assumptions:

Expected term	18 months – 5 years
Expected average volatility	117.00 – 121.00%
Expected dividend yield	0%
Risk-free interest rate	.23%

In connection with these transactions, Fuse paid a placement agent fee of $43,400 and issued to the placement agent and their respective designees, placement agent warrants to purchase 7% of the number of shares of common stock that are issuable pursuant to the Notes and Warrants.

On August 27, 2014, the January 2014 Notes and accrued interest there thereon converted into shares of Series A Convertible Preferred Stock (See Note 8)

November 2013 Notes

On November 7, 2013, the Company entered into a securities purchase agreement (the “November 2013 Purchase Agreement”) with a group of investors pursuant to which the Company issued and sold 10% senior secured convertible notes in the aggregate original principal amount of $775,000 (the “ November 2013 Notes”) and warrants to purchase up to 129,154  shares of Fuse’s common stock (the “November 2013 Warrants”). The investor group included among others, Brian Tuffin, the Company’s Principal Chief Executive Officer at that time.

The indebtedness evidenced by the Notes bears interest at 10% per year, and accrues and is payable together with principal on the 60th day after Closing. The Notes may be converted, at the option of the holder, (i) into the Company’s common stock, at any time following issuance at a conversion price of $13.00 per share (subject to adjustment as provided in the Note) or (ii) if the Company consummates a subsequent financing generating gross proceeds of not less than $4,000,000 (a “Subsequent Financing”), into the securities sold in the Subsequent Financing at a specified discount from the offering price of such securities. The Notes are secured by a first lien on substantially all of Fuse’s assets pursuant to a pledge and security agreement among the parties.

Under the terms of the Warrants, the Holders are entitled to exercise the Warrants for a period of five (5) years following Closing at a price of $13.00 per share (subject to adjustment as provided in the Warrant). As of September 30, 2014, the exercise price of the November 2013 warrants was reduced to $0.30 per share to certain price protection provisions contained in the warrant agreement. The November 2013 warrants have been accounted for as derivative liabilities ( See Note 6). The Company recorded a debt discount of $275,309 and recorded the warrant derivative liability at fair value. The discount is amortized over the life of the notes using the interest method.

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

In connection with these transactions, the Company paid a placement agent fee of $43,400 to Dawson James Securities and issued to the placement agent and their respective designees, placement agent warrants to purchase 7% of the number of shares of common stock that are issuable pursuant to the Notes and Warrants.

During the year ended September 30, 2014, $247,500 principal amount of notes plus accrued interest was converted into 245,150 common shares and $527,500 principal amount of notes plus accrued interest was converted into shares of Series A Convertible Preferred Stock (See Note 8 ).

March 2013 Notes

On March 7, 2013, the Company sold (i) $2,050,000 in combined principal amount of senior convertible and senior subordinated convertible notes (the “March 2013 Notes”) and (ii) warrants (the “March 2013 Warrants”), consisting of (a) series A warrants to purchase an aggregate of 60,294 (prior to conversion rate adjustment) shares of common stock (the “Series A Warrants”) and (b) series B warrants to purchase an aggregate of 60,294 (prior to conversion rate adjustment) shares of common stock (the “Series B Warrants”) at a purchase price of $2,050,000, in a private placement to a group of institutional and accredited investors pursuant to a Securities Purchase Agreement, dated as of March 4, 2013. Prior to remeasurement, the March 2013 Notes are convertible into shares of the Company’s common stock at a conversion rate of $34.00, and are entitled to earn interest which may be paid in cash or in shares of common stock. The March 2013 Warrants have been accounted for as derivative liabilities (See Note 6).

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

During the year ending September 30, 2013, the note holders of the March 2013 Notes converted substantially all the outstanding March 2013 Notes, reducing the Company debt associated with such convertible notes from $2,105,000 to $5,000 in exchange for 112,374 shares.

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

The Company’s derivative warrant instruments have been measured at fair value at September 30, 2014 and 2013 using the Black-Scholes model, which approximates a binomial or lattice model utilizing level 3 inputs. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the warrant derivative liability have no effect on the Company’s cash flows.

The fair value of the warrants at September 30, 2014 and 2013 is $241,336 and 252,210 respectively, which is reported on the consolidated balance sheets under the caption “Derivative Liabilities”.

The Company has determined its warrant derivative liabilities to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of September 30, 2014 and 2013. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The key inputs used in the September 30, 2014 and 2013 fair value calculations were as follows:

	2014	2013
Stock Price	$0.80	$14
Volatility	130%-145%	72% - 130%
Strike Price	$0.30	$11.00 – 50.00
Risk-free Rate	0.13%	0.25% - 0.27%
Dividend Rate	0%	0%
Expected Life	12 months – 16 months	6 months – 3 years

SERIES A CONVERTIBLE PREFERRED STOCK

The Company’s Series A Convertible Preferred Stock (See Note 10) contains price protection provisions that allow for the reduction in the conversion price of the preferred stock into common stock. The Company accounted for its preferred stock with price protection in accordance with FASB ASC Topic 815.

The Company’s derivative preferred stock instruments have been measured at fair value at issuance on August 27, 2014 and at September 30, 2014 based on a market approach method utilizing level 2 inputs which include the following considerations:

•	The trading price of a share of common stock of the Company at the pricing dates
•	The Company’s market capitalization based on the publicly traded value of the Company’s common stock
•	The value of the exchange consideration
•	The value of publically traded shells
•	The sale by the Company of other preferred shares

The fair value of the preferred shares at September 30, 2014 is $972,000 and is included in the consolidated balance sheet under the caption “Derivative liabilities”.

At September 30, 2014 and 2013, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at September 30, 2014
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant derivative liabilities	$-	$-	$241,336
Series A preferred Stock	-	972,000
	$	$972,000	$241,336

Fair Value Measurements at September 30, 2013
	Quoted Prices in	Significant Other	Significant
	Active Markets	Observable Inputs	Unobservable Inputs
	(Level 1)	(Level 2)	(Level 3)
Warrant derivative liabilities	$-	$-	$252,210

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the years ended September 30, 2014 and 2013:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Warrant Derivative Liabilities

Beginning balance at October 1, 2012	$-
Issuance of warrant derivative liabilities	3,333,103
Changes in estimated fair value	8,217,468
Reclassification of derivative liability to additional paid-in capital	(11,298,361)
Ending balance at September 30, 2013	$252,210

Issuance of warrant derivative liabilities	1,958,432
Changes in estimated fair value	1,265,298
Reclassification of derivative liability to additional paid-in capital	(3,234,604)
Ending balance at September 30, 2014	$241,336

7.         WARRANT EXCHANGE

             On January 3, 2014, the Company repurchased outstanding Advisory Warrants (the “Advisory Warrants”) from the holders through an exchange offer. These advisory warrants were originally issued in 2011 and 2012 for investment banking services. Under the exchange agreement, the holders of Advisory Warrants to purchase an aggregate of 4,141 shares of common stock agreed to exchange their Advisory Warrants for an aggregate of 120,000 shares of common stock.

As a result of the warrants exchange, an expense of $480,000 was recorded as expense on inducement of warrant exchange.

On December 2, 2013, the Company concluded an exchange offer pursuant to which the Company repurchased the outstanding Series A Warrants (the “Series A Warrants”) and Exchange Warrants (the “Exchange Warrants”) from the holders thereof (the “Holders”). These Series A Warrants were originally issued on March 7, 2013 pursuant to a Securities Purchase Agreement dated March 4, 2013, among the Company and certain investors and were scheduled to expire on March 7, 2018. The Exchange Warrants were issued in a private exchange offer completed on March 14, 2013 and were scheduled to expire on March 14, 2018.

Under Exchange Agreements entered into between the Company and the Holders, the Holders of Series A Warrants to purchase an aggregate of 99,045 shares of our common stock and Exchange Warrants to purchase an aggregate of 43,009 shares of our common stock agreed to exchange their Series A Warrants and/or their Exchange Warrants for an aggregate of 408,645 shares of our common stock (the “Exchange Shares”). The Exchange Shares were issued to the holders pursuant to the exemption from registration afforded by Section 3(a) (9) of the Securities Act.

As a result of the exchange, the warrant derivative liability related to the Series A warrants was reclassified to additional paid in capital in the amount of $3,098,549. An expense on inducement of warrant exchange in the amount of $170,616 was recorded as a result of the exchange of the Exchange Warrants.

 8.         CONVERTIBLE DEBT EXCHANGE

On August 27, 2014, the Company entered into a series of exchange agreements with certain holders of the January 2014 Notes, the November 2013 Notes and other debt in the principal amount of $1,697,000. Pursuant to the exchange agreements the holders exchanged the debt plus accrued interest of approximately $160,000 for 1,500,000 shares of Series A Convertible Preferred Stock.

At the date of the exchange, the fair value of the Series A Convertible Preferred Stock was determined to be $ 1,429,000 (See Note 6). As a result of the exchange, the derivative liability related to the beneficial conversion features on the debt was reclassified to additional paid in capital in the amount of $ 136,055 and a gain on the exchange in the amount of $428,000 was recognized, which is included in gain on debt extinguishments.

9. INCOME TAXES

The Company recorded no income tax benefit or expense for the losses for the years ended September 30, 2014 and 2013 since management has determined that the realization is not assured and has created a valuation allowance for the full amount of deferred tax assets.

During the years ended September 30, 2014 and 2013, the provision for income taxes (all deferred) differs from the amounts computed by applying the U.S. Federal income tax rate of 34% to income before provision for income taxes as a result of the following:

	2014	2013

Computed "expected" income tax benefit	$2,617,000	$7,265,000
State income taxes, net of federal benefit	190,000	393,000
Permanent differences and other	(1,000,000)	(3,927,000)
Valuation allowance	(1,807,000)	(3,731,000)
	$-	$-

 Significant components of deferred income tax assets are as follows:
	2014	2013

Net operating loss carry-forwards	$8,689,000	$7,191,000

Stock compensation	2,309,000	2,001,000
Capital loss carry-forwards	122,000	122,000
Investments	13,000	13,000
Total deferred tax assets	11,133,000	9,327,000
Valuation allowance	(11,133,000)	(9,327,000)
Net deferred tax assets	$-	$-

The Company has approximately $22,900,000 of Federal and State net operating loss carry-forwards which will expire from 2022 through 2034. Their utilization is limited to future taxable earnings of the Company and may be subject to severe limitations if the Company undergoes an ownership change pursuant to Internal Revenue Code Section 382. The Company also has a capital loss carry-forward of $320,000 which expires in 2015. Its utilization is limited to the Company’s future capital gains.

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

10. STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

At September 30, 2014 and 2013, the Company had 10,000,000 shares authorized and 1,500,000 of Series A Convertible Preferred Stock issued and outstanding. The Company’s board of directors is authorized to issue one or more classes of series of preferred stock at its discretion.

Series A Convertible Preferred Stock

At September 30 2014, the Company had 1,500,000 shares of Series A Convertible Preferred Stock “Series A Preferred Stock” authorized, issued and outstanding. The Series A Preferred Stock is accounted for as a derivative (See Note 6).

Each share of Series A Preferred Stock has a stated value of $2.00 and is convertible into shares of common stock equal to the stated value (and all accrued but unpaid dividends) divided by a conversion price equal to the lower of (i) $0.02 and (ii) twenty percent (20%) of the lowest dollar volume weighted average price, as defined (“VWAP”) of the common stock on the trading day during the twenty (20) consecutive trading days ending on the trading day immediately preceding the conversion date (subject to adjustment).  The Series A Preferred Stock accrues dividends at a rate of 12% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met.  The Series A Preferred Stock contains a seven year “make-whole” provision such that if the Series A Preferred Stock is converted prior to the seventh anniversary of the date of original issuance, the holder will be entitled to receive the remaining amount of dividends that would accrued from the of the conversion until such seven year anniversary.  The Company is prohibited from effecting the conversion of the Series A Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 2.49%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series A Preferred Stock.

Undeclared dividends related to Series A Preferred Stock at September 30, 2014 amounted to approximately $30,000.

Common stock

At September 30, 2014 and September 30, 2013, the Company had 800,000,000 and 400,000,000 shares authorized and 2,338,077 and 1,384,721 shares issued and outstanding, respectively, of its $0.001 par value common stock.

On March 19, 2014 the holders of the Company’s outstanding voting capital approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock authorized to be issued by the Company from 400,000,000 to 800,000,000.

On August 22, 2014, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation to effect a 1-for-200 reverse split of the Company’s issued and outstanding common stock.

On December 9, 2014, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada which (i) effected a 1-for-10 reverse stock split of the Company’s common stock; (ii) reduced the number of shares of common stock authorized for issuance by the company from 800,000,000 to 80,000,000, and (iii) reduced the par value of the Company’s common stock from $0.001 per share to $0.0001 per share. The Certificate of Amendment was effective upon filing, however, will not affect public trading until the Financial Industry Regulatory Authority (“FINRA”) approves the amendment. Accordingly the amendment has not been reflected in these financial statements.  FINRA approval remains pending as of the date of this Annual Report.

Transactions during the year ended September 30, 2014

Common Stock

During the year ended September 30, 2014, the Company issued 178,225 shares of common stock to athletes and consultants for endorsement and consulting services valued at approximately $1,040,000.

During the year ended September 30, 2014, the Company issued 245,150 shares of common stock upon conversion of convertible notes payable with principal and accrued interest totaling $252,272.

Warrants

During the year ended September 30, 2014, the holders of the Advisory Warrants exercised 4,141 Advisory Warrants for 120,000 shares of common stock which generated an expense on inducement of warrant exchange of $480,000 (see Note 7).

During the year ended September 30, 2014, the holders of the March 2013 Notes exercised 1,336 of Series B Warrants issued in connection therewith for common stock which generated $14,691 in cash.

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

Transactions during the year ended September 30, 2013

Common Stock

During the year ended September 30, 2013, the Company issued 120,638 shares of common stock upon conversion of convertible notes payable with a principal balance and accrued interest totaling $2,271,318.

During the year ended September 30, 2013, the Company issued 14,250 shares of common stock to athletes for endorsement services valued at approximately $728,000.

Warrants

During the year ended September 30, 2013, the holders of the February 2012 Notes exercised 69,260 of Series B Warrants issued in connection therewith for common stock which generated $1,521,323 in cash. In addition, during the period there were cashless exercises in the amount of 4,595 shares from our Series A warrants issued in connection with the February 2012 Notes.

On March 14, 2013, the Company reached agreements with the holders of the series A Warrants that were issued in conjunction with the February 2012 Notes. The terms of the agreements resulted in the exchange of the 134,420 series A Warrants for 233,646 shares of common stock and 43,009 new five-year Warrants having an exercise price of $60 per share.

During the year ended September 30, 2013, the holders of the March 2013 Notes exercised approximately 93,804 of series B Warrants issued in connection therewith for common stock which generated $1,063,304 in cash. To induce exercise of these warrants, the Company reduced the exercise price for the series B Warrant holders from $18.80, the remeasured fair value, to $15.20 and then $11.

Options

During the year ended September 30, 2013, the Company granted options to acquire up to 64,579 shares of its common stock to athletes for endorsement services and to consultants for services performed or to be performed. A value in the amount of $1,096,456 for these options was determined using the Black-Scholes method. Certain of these options were expensed immediately as a result of these options being issued for certain contingencies which have been satisfied.

In addition, 63,604 options with a value totaling $1,515,463 were issued to employees and directors during the year ended September 30, 2013.  During the year ended September 30, 2013, a former employee and several consultants exercised their stock options for 13,277 shares which generated cash in the amount of $33,950.

Settlement

During the year ended September 30, 2013, the Company entered into a settlement agreement with a consultant. As part of this agreement, the Company issued approximately 15,500 shares with a fair value of $403,000. In addition to the restricted shares issued as part of this settlement, the consultant also exercised (cashless) stock options for 1,954 shares with a fair value of $20,323.

11. INCENTIVE STOCK PLANS

2014 Equity Incentive Plan

On September 30, 2014, the Company adopted its 2014 Equity Incentive Plan (“2014 Plan”) and reserved 10,300,000 shares of Common Stock for issuance thereunder. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2014 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards.  Unless earlier terminated by the Board, the 2014 Plan shall terminate at the close of business on September 30, 2024.

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

Total compensation cost for share based payment arrangements amounted to approximately $2,000,000 and $4,800,000 for the years ended September 30, 2014 and 2013, respectively.

A summary of this activity during the year ended September 30, 2014 follows:

		Weighted	Fair
		Average	Value
		Exercise	On	Intrinsic
	Shares	Price	Grant Date	Value

Outstanding, beginning of year	248,319	$40.00	8,412,783	$162,470
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/canceled	(15,000)	26.57	(397,800)	-

Outstanding, end of year	233,319	$40.26	8,014,983	$-
Vested/exercisable at end of year	228,013	$40.53		$-

The outstanding options and warrants have a weighted-average remaining contract term of 2.55 years.

A summary of unvested stock option and warrant activity during the year ended September 30, 2014 is as follows:

			Fair
		Weighted	Value
		Average	on
		Exercise	Grant
	Shares	Price	Date

Outstanding, beginning of year	30,609	$35.91	$916,808
Cancelled	(15,000)	26.52	(397,800)
Vested	(10,303)	40.53	(411,669)

Outstanding, end of year	5,306	$28.41	$107,339

The majority of the options granted vest at the end of the first, second or third year of the agreement for services (director fees, consulting fees and endorsement fees).  After vesting, the option generally can be exercised for a period of five years. Total compensation cost expected to be recognized for unvested options at September 30, 2014 amounted to approximately $107,000 over a weighted average period of approximately 3.36 years.

During the year ended September 30, 2013, the Company granted options and warrants for 128,184 shares of restricted common stock at a weighted average value of $0.18.

The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the year ended September 30, 2013:

2013

Expected term	1-5 years
Expected average volatility	124%-182%
Expected dividend yield	0%
Risk-free interest rate	.62%-.1.58%
Expected annual forfeiture rate	0%

At September 30, 2014, the Company had the following common stock equivalents from detachable warrants issued with the convertible debt, which are not included in the information above.

	Exercise
	Price	Shares

Detachable warrants – August 2014	$0.30	82,031
Detachable warrants - January 2014	$0.30	467,243
Detachable warrants – November 2013	$0.30	129,154
Detachable warrants - 2011	$0.30	64,715
		743,143

At September 30, 2013, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.

		Exercise
	Amount	Price	Shares

Convertible debt	$5,000	$5.00	1,000
Detachable warrants – March 2013 A		$30.00	99,045
Detachable warrants – March 2013 B		$12.00	27,208
Detachable warrants - 2011		$24.00	46,798
Detachable warrants - 2011		$50.00	17,917
Detachable warrants – issued with exchange		$60.00	43,009
			234,977

12.	COMMITMENTS AND CONTINGENCIES

Consulting agreement - The Company entered into a consulting agreement with Mr. Durschlag in April 2010 under which he may receive royalty payments in accordance with the terms of his patent assignment and technology transfer agreement. In August 2013, Mr. Durschlag instituted litigation proceedings regarding the Company’s use of the technology specified in the patent assignment and technology transfer agreement. On August 5, 2014, the Company and Mr. Durschlag entered into a settlement agreement pursuant to which the Company agreed to pay Mr. Durschlag $5,000 in exchange for Mr. Durschlag dismissing without prejudice the litigation and all related claims. The Royalty Agreement remains in effect in accordance with its terms.

If it is determined in the future that Mr. Durschlag is entitled to further royalties on Fuse Science, Inc., sales payment would be as follows:

Sales Range	Commission Rate
$0 - $100,000	0.00%
$100,001 - $10,000,000	5.00%
$10,000,001 - $50,000,000	2.50%

13.	SUBSEQUENT EVENTS:

On October 1, 2014, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Spiral Energy Tech, Inc., a Nevada corporation (“Spiral”), and Spiral Acquisition Sub, Inc., our newly formed, wholly-owned Nevada subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, Acquisition Sub merged with and into Spiral, and Spiral, as the surviving entity, became a 51% majority-owned subsidiary of the Company.

At the closing of the Merger, 51% of the outstanding shares of Spiral (the “Spiral Shares”) were canceled and exchanged for an aggregate of One Hundred and Fifty Million (150,000,000) newly issued shares of Common Stock, par value $ 0.001 per share, of the Company, (the “Common Stock”) or, at the election of any holder of the Spiral Shares who, as a result of receiving shares of the Company’s Common Stock in connection with the Merger would hold in excess of 5% of the issued and outstanding shares of the Company’s Common Stock, shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”).

At the closing of the Merger, the Company sold an aggregate of 3,200,000 shares of shares of its Series B Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”) in a private placement (the “Private Placement”) to certain investors (the “Investors”) at a per share price of $0.50 for gross proceeds to the Company of $1,600,000. Each share of Series B Preferred Stock has a stated value of $0.50 and is convertible into shares of Common Stock equal to the stated value (and all accrued but unpaid dividends) divided by a conversion price equal to the lower of (i) $0.25 and (ii) during the period commencing on the initial issuance date and ending on the first trading day following the six month anniversary of the initial issuance date that there is traded a minimum of 30,000,000 shares at a price of $0.05 or greater, twenty percent (20%) of the lowest VWAP of the Common Stock on the trading day during the twenty  (20) consecutive trading days ending on the trading day immediately preceding the conversion date (subject to adjustment).   The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 2.49%, in the aggregate, of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series B Preferred Stock.

The accounting for the business combination was incomplete as of the date these financial statements were issued due to the work required to identify the fair value of the consideration as well as the fair value of Spiral’s assets and liabilities.

Upon the closing of the Merger, (i) Brian Tuffin resigned as the Company’s Chief Executive Officer, interim Chief Financial Officer and all other officer positions he holds with the Company (while agreeing to serve as the Company’s Principal Executive, Financial and Accounting Officer for a period terminating with the filing of this Annual Report), (ii) Jeanne Hebert resigned as Secretary, and all other positions she holds with the Company, and (iii) simultaneously with the effectiveness of the Merger, Ezra Green was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

Effective October 27, 2014, Brian Tuffin, Richard S. Hutchings, and Reginald Hollinger resigned as directors of the Company and Ezra Green and Gelvin Stevenson were appointed as directors of the Company. On November 13, 2014, the Company appointed David Rector to its board of directors.

Employment agreements.

 On October 1, 2014, the Company and Brian Tuffin executed a Severance Agreement (the “Severance Agreement”) pursuant to which Mr. Tuffin agreed to resign from all director and officer positions held with the Company, and agreed to assume the position of Principal Executive, Financial and Accounting Officer through the Company’s filing of its Annual Report, in exchange for a severance payment that includes (i) $15,000 cash payment upon resignation, (ii) $75,000 which shall be payable to Mr. Tuffin pursuant to the terms that certain escrow agreement entered into by and between Mr. Tuffin and the Company, and (iii) a restricted stock grant equal to 4,250,000 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Incentive Plan (the “Tuffin Stock Grant”) for continued consulting services to be performed by Mr. Tuffin.

7,500,000 shares of restricted stock issued to former employees pursuant to consulting agreements (including the Tuffin Stock Grant) and $75,000 of the total amount payable to Mr. Tuffin pursuant to the Severance Agreement was delivered to a third party escrow account to be held and disbursed in the event any claims arise with respect to the Company’s representations and warrants made in connection with the Merger and the Private Placement described elsewhere in this Annual Report.

On October 1, 2014, the Company entered into an employment agreement with Ezra Green (the “Green Employment Agreement”), whereby Mr. Green agreed to serve as the Company’s Chief Executive Officer for a period of two (2) years, subject to renewal, in consideration for an initial base annual salary of $150,000.  Additionally, under the terms of the Green Employment Agreement, Mr. Green is eligible to receive an annual bonus if the Company meets certain criteria.  The Company paid Mr. Green a cash signing bonus of $50,000. Mr. Green is eligible to receive equity grants pursuant to the Company’s 2014 Equity Incentive Plan, at the discretion of the Company’s Compensation Committee.  Mr. Green is entitled to reimbursement of reasonable expenses incurred in connection with his employment.  Additionally, Mr. Green received a stock option grant to purchase up to 1,300,000 shares of common stock of the Company at an exercise price of $0.20.  The option has a term of five (5) years.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014.  Our management has determined that, as of September 30, 2014, the Company's disclosure controls and procedures are not effective.

Management's Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  The Company's internal control over financial reporting is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of published financial statements in accordance with the United States' generally accepted accounting principles ( “GAAP”), including those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with   GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) as set forth in its Internal Control - Integrated Framework.  Based on our evaluation under the framework in Internal Control - Integrated Framework, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2014 in the following areas:

•
The Company does not have the resources necessary to properly assess and account for certain of its financing transactions, specifically related to the Company’s issuance of preferred stock, convertible debt and warrants.

•	The company does not have the resources necessary to properly assess and account for debt extinguishments.

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

There were no significant changes in internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2014.

ITEM 9B.      OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our directors and executive officers and their respective ages and titles as of the date of the filings of this report are as follows:

Name	Age	Position

Brian Tuffin	49	Principal Executive, Financial and Accounting Officer

Ezra Green	52	Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer and Director

Gelvin Stevenson	69	Director

David Rector	67	Director

 Brian Tuffin became a director, President and Chief Operating Officer of the Company on April 14, 2011 and became the Chief Executive Officer and Acting Chief Financial Officer of the Company on November 28, 2011.  Mr. Tuffin resigned from his position as Chief Executive Officer and all other officer positions then held with the Company on October 1, 2014, and as a director on October 27, 2014. However, pursuant to the terms of a severance and consulting agreement, Mr. Tuffin agreed to serve as the Company’s Principal Executive, Financial and Accounting Officer from October 1, 2014 through the filing of the Company’s Annual Report, and was primarily responsible for the preparation of this Annual Report on behalf of the Company. Mr. Tuffin began his career at Procter & Gamble in 1988 and advanced through several sales and marketing positions as he elevated through the consumer product giant, then PepsiCo, Draft and SC Johnson over the next 20 years.  Mr. Tuffin spent two years working around the world helping build global capabilities for SC Johnson prior to serving as President of the Canadian company for SC Johnson from March 2000 to December 2004, where he led corporate performance for four of his five years.  In December 2004, Mr. Tuffin partnered with the Clairvest Group to acquire ObusForme for which he served as the Chief Executive Officer until 2008.  Since then, Mr. Tuffin has been an investor in and board member of various medical consumer products companies.

Ezra Green was appointed our Chief Executive Officer, Chief Financial Officer, Secretary, and Treasurer and has served in such role since the closing of the Merger with Spiral   on October 1, 2014. Mr. Green has served as the Chief Executive Officer, Chief Financial Officer, Treasurer and a director of Spiral since April 25, 2013.  Mr. Green has served as the Chief Executive Officer, Chief Financial Officer and Treasurer and a director of Northern Wind Energy Corp. since October 15, 2013, the President, Chief Executive Officer and sole director of Carbon 612 Corporation since September 2008 and the Chief Executive Officer and Chairman of Clear Skies Solar, Inc. since December 20, 2007.  Mr. Green’s general business and management background qualify him to be a director of the Company.

Gelvin Stevenson was appointed as a director of Spiral Energy Tech, Inc. on October 3, 2013 and became a director of the Company effective October 27, 2014 in connection with the Merger.  Dr. Stevenson is an economist and has served as an Associate Professor of Environmental Economics at Pratt Institute since 2006.  He has served as a director of Northern Wind Energy Corp. since October 15, 2013 and as a director of Clear Skies Solar, Inc. from 2007 through March 2012. Dr. Stevenson is the Managing Director of Greentech Investors Forum, which showcases emerging greentech companies at monthly forums, and consults for the clean energy industry. Dr. Stevenson has been an Investment Consultant to the Oneida Tribe of Indians of Wisconsin for over 15 years.  Dr. Stevenson’s qualifications to be a director of the Company include his general business experience and experience in the renewable energy industry.

David Rector was appointed as a director on November 13, 2014. Since 1985, Mr. Rector has been the principal of The David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. In addition, since June 2014, Mr. Rector has served as a director of NaturalNano, Inc. In addition, he currently serves as the Chief Operating Officer and a director of MV Portfolios, Inc. (fka California Gold Corp.).  He previously served as a member of California Gold Corp.’s Board of Directors from June 2007 through May 2012. Mr. Rector also has been a director of Sevion Technologies, Inc. (fka Senesco Technologies Inc.) since February 2002 and serves as the Chairman of its Compensation Committee. Additionally, since May of 2004, Mr. Rector has served as a director, Chairman of the compensation and member of the audit committee of DGSE Companies, Inc. Previously Mr. Rector served as the CEO, President and a director of Vaporin, Inc. (formerly known as Valor Gold Corp.) from November 2012 through January 2014. From February 2012 through December 2012, Mr. Rector served as the Vice President - Finance & Administration of Pershing Gold Corp. From May 2011 through February 2012, Mr. Rector served as the President of Sagebrush Gold, Ltd. From October 2009 through August 2011, Mr. Rector served as President and CEO of Li3 Energy, Inc. From July 2009 through May 2011, Mr. Rector served as President and CEO of Nevada Gold Holdings, Inc. From September 2008 through November 2010, Mr. Rector served as President and CEO Universal Gold Mining Corp. From October 2007 through February 2013, Mr. Rector served as President and CEO of Standard Drilling, Inc.  Mr. Rector was appointed as a director due to his extensive background serving as a director of small public companies.

Terms of Directors

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

Independence

Our board of directors has determined that each of our non-employee directors is “independent” within the meaning of the applicable rules and regulations of the SEC and the listing standards of the NASDAQ Stock Market.

Board of Directors Role in Risk Oversight

The board of directors has periodic meetings with management and the Company’s independent auditors to perform risk oversight with respect to the Company’s internal control processes.  Two of the Company’s three current directors are independent directors.  The Company believes that the board’s role in risk oversight does not materially affect the leadership structure of the Company.

Audit Committee

The Company does not presently have a separately-designated standing audit committee, and the entire board of directors acts as the Company's audit committee.  We do not currently have an "audit committee financial expert" since we currently do not have a separately-designated audit committee in place.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees.  The code of ethics codifies the business and ethical principles that govern all aspects of our business.  This document will be made available in print, free of charge, to any shareholder requesting a copy in writing from our Secretary at our executive offices in Massapequa, New York.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of a registered class of our equity securities to file reports of ownership of, and transactions in, our equity securities with the SEC.  Such directors, executive officers and 10% shareholders also are required to furnish us with copies of all Section 16(a) reports they file.

Based on a review of the copies of such reports and the written representations of such reporting persons, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and 10% shareholders were complied with during the fiscal year ended September 30, 2014.

ITEM 11.	EXECUTIVE COMPENSATION

Summary Compensation Table

The following table shows the compensation of the Company’s Chief Executive Officer and each executive officer whose total cash compensation exceeded $100,000 for the fiscal years ended September 30, 2014 and 2013.

				Stock
Name and Principal Position	Year	Salary	Bonus	Awards	Total

Brian Tuffin	2014	$192,692		$42,000	$207,692
CEO and Acting CFO (1)	2013	$200,700	-	$160,000	$360,700

Rubin Hanan	2014	-			-
President and COO (2)	2013	$168,400	-	-	$168,400

Jeanne Hebert	2014	$135,550		21,000	156,550
Secretary (3)	2013	-	-	-	-
 ___________________________
(1)
Mr. Tuffin resigned as CEO and Acting CFO of the Company on October 1, 2014, at which time he became the Company’s Principal Executive, Financial and Accounting Officer for a period terminating with the filing of this Annual Report.

(2)	Mr. Hanan stepped down from his positions as President and COO on August 16, 2013.
(3)	Ms. Hebert resigned as an officer of the Company effective October 1, 2014.

Required columns for option awards, non-entity incentive plan compensation, change in pension value and nonqualified deferred compensation earnings and all other compensation are omitted from the table above as the amounts are all zero.

Employment and Consulting Agreements

 On October 1, 2014, the Company entered into an employment agreement with Ezra Green (the “Green Employment Agreement”), whereby Mr. Green agreed to serve as the Company’s Chief Executive Officer for a period of two (2) years, subject to renewal, in consideration for an initial base annual salary of $150,000.  Additionally, under the terms of the Green Employment Agreement, Mr. Green is eligible to receive an annual bonus if the Company meets certain criteria.  The Company paid Mr. Green a cash signing bonus of $50,000. Mr. Green is eligible to receive equity grants pursuant to the Company’s 2014 Equity Incentive Plan, at the discretion of the Company’s Compensation Committee.  Mr. Green is entitled to reimbursement of reasonable expenses incurred in connection with his employment.  Additionally, Mr. Green received a stock option grant to purchase up to 1,300,000 shares of common stock of the Company at an exercise price of $0.20.  The option has a term of five (5) years.

On October 1, 2014, the Company and Brian Tuffin executed a Severance Agreement (the “Severance Agreement”) pursuant to which Mr. Tuffin agreed to resign from all director and officer positions held with the Company, and agreed to assume the position of Principal Executive, Financial and Accounting Officer through the Company’s filing of its Annual Report. In consideration of the foregoing, Mr. Tuffin would receive a severance payment that includes (i) $15,000 cash payment upon resignation, (ii) $75,000 which shall be payable to Mr. Tuffin pursuant to the terms that certain escrow agreement entered into by and between Mr. Tuffin and the Company, and (iii) a restricted stock grant equal to 4,250,000 shares of the Company’s common stock pursuant to the Company’s 2014 Equity Incentive Plan (the “Tuffin Stock Grant”). 7,500,000 shares of restricted stock issued to former employees pursuant to consulting agreements (including the Tuffin Stock Grant) and $75,000 of the total amount payable to Mr. Tuffin pursuant to the Severance Agreement was delivered to a third party escrow account to be held and disbursed in the event any claims arise with respect to the Company’s representations and warrants made in connection with the Merger and the October 2014 private placement described elsewhere in this Annual Report. The Severance Agreement terminated the employment agreement entered into between the Company and Mr. Tuffin in April 2011, pursuant to which Mr. Tuffin became the President and Chief Operating Officer of the Company, received a base salary of $18,000 per month, subject to the Company having sufficient funds, and a monthly car allowance of $1,000 (which was eliminated by the compensation committee in October 2012).

On April 14, 2011, the Company entered into an employment agreement with Adam Adler (the “Adler Employment Agreement”) pursuant to which Mr. Adler became the Chief Executive Officer of the Company.  The Adler Employment Agreement continued until terminated in accordance with its terms.  Mr. Adler received a base salary of $18,000 per month (which was reduced by the Compensation Committee to $8,333 per month in October 2012), subject to the Company having sufficient funds, and a monthly car allowance of $1,000 (which was eliminated by the compensation committee in October 2012). Mr. Adler was also entitled to receive a discretionary performance bonus based upon the sales and profitability of the Company payable in cash or equity, in the sole and absolute discretion of the board of directors. On November 28, 2011, Mr. Adler resigned as Chief Executive Officer and Acting Chief Financial Officer of the Company and subsequently assumed the position of Chief Business Development Officer of the Company.  On August 16, 2013, Mr. Adler resigned his positions with the Company.  Thereupon, Mr. Adler entered in a one (1) year consulting agreement with the Company, pursuant to which he was to focus his efforts on select business development projects related to the continued growth and management of our athlete partnerships.  In consideration for his services, he was to receive stock grants under our Amended and Restated 2011 Incentive Stock Plan (the “Incentive Plan”) of (a) 1,000,000 shares of common stock vesting immediately and (b) 120,000 shares of common stock, vesting 10,000 shares per month over the term of the consulting agreement, subject to continued service thereunder.  The consulting agreements contain non-disclosure and non-competition covenants.  On November 25, 2013, the Company entered into a Release and Termination Agreement with Mr. Adler pursuant to which the consulting agreement was terminated.  As consideration for the Release and Termination Agreement, Mr. Adler received 1,250,000 fully vested shares of the Company’s common stock under the Incentive Plan.

On November 28, 2011, the board of directors appointed Rubin Hanan, who served as a consultant to the Company since September 2011, to the offices of President and Chief Operating Officer.  We are presently party to a consulting services agreement with Executive Leadership Intelligence, Inc. (“ELI”), a consulting firm which Mr. Hanan founded (the “Consulting Agreement”) which had a term through September  2013, renewing for successive one-year terms unless earlier terminated as provided therein. Pursuant to the Consulting Agreement, ELI received a monthly payment of $17,000 and reimbursement of out-of-pocket expenses. Mr. Hanan also received a signing bonus of 1,500,000 restricted shares of our common stock in September 2011.  The Consulting Agreement contained confidentiality and non-solicitation provisions for ELI and a non-circumvention provision for the Company.  On August 16, 2013, Mr. Hanan resigned his positions with the Company.  Thereupon, Mr. Hanan entered in a one (1) year consulting agreement with the Company, pursuant to which he was to focus his efforts on select business development projects related to the continued growth and management of our athlete partnerships.  In consideration for his services, he was to receive stock grants under the Incentive Plan of (a) 1,000,000 shares of common stock vesting immediately and (b) 120,000 shares of common stock, vesting 10,000 shares per month over the term of the consulting agreement, subject to continued service thereunder.  The consulting agreements contained non-disclosure and non-competition covenants.  On November 19, 2013, the Company entered into a Release and Termination Agreement with Mr. Hanan pursuant to which the consulting agreement was terminated.  As consideration for the Release and Termination Agreement, Mr. Hanan received 1,250,000 fully vested shares of the company’s common stock under the Incentive Plan.

On December 28, 2012 the Company entered into a separation agreement with Aitan Zacharin, the Company’s Chief Marketing Officer and Chief Information Officer and a director, pursuant to which Mr. Zacharin resigned as an executive officer and director of the Company, effective retroactively to November 1, 2012. Pursuant to the separation agreement, the Company agreed to (i) pay Mr. Zacharin compensation at his current rate of $8,333 per month for a period of seven months commencing January 1, 2013; (ii) issue him 200,000 “restricted” shares of our common stock; and (ii) allow options to purchase 1,000,000 shares (700,000 shares at $0.12 and 300,000 shares at $0.21) granted to him in October 2012 to vest. The separation agreement also contained mutual releases, confidentiality and work product covenants and a non-disparagement provision.

Compensation Committee Interlocks and Insider Participation

None.

Other Executive Officer Compensation Tables

All other tables relating to compensation of executive officers have been omitted as inapplicable.

Compensation of Directors Table

No director’s compensation was paid for the fiscal year ended September 30, 2014.

Narrative Disclosure to the Director Compensation Table

Our non-employee directors will be compensated with options to purchase common stock or awards of common stock as determined by the board of directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to beneficial ownership of outstanding common stock, as of the date of this report by:

●	each person known by the Company to beneficially own more than 5% of the outstanding shares of the Company’s common stock;
●	each of Company’s directors;
●	each of the Company’s executive officers; and
●	all of the Company’s directors and executive officers as a group.

Beneficial ownership is determined in accordance with the SEC’s rules and includes voting or investment power with respect to the securities as well as securities which the individual or group has the right to acquire within sixty (60) days of the date of this report.

Unless otherwise indicated, the address for those listed below is c/o the Company, 5510 Merrick Road, Massapequa, New York 11758.  Except as indicated by footnote, the persons named in the table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.  The number of shares of the common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options or convertible securities held by such persons that are exercisable within 60 days of the date of this report, but excludes shares of common stock underlying options or other convertible securities held by any other person.  The number of shares of common stock outstanding as January 8, 2015 was 747,321,455. Except as noted otherwise, the amounts reflected below are based upon information provided to the Company and filings with the SEC.

	Number of Shares
	Of Common Stock	Percent of
Name of Beneficial Owner	Beneficially Owned	Class (%)

Directors and Executive Officers:

Ezra Green (1)	10,009,877	1.34

Brian Tuffin (2)	28,956,232	3.87

David Rector (3)	-	*

Gelvin Stevenson (4)	-	*

Jeanne Hebert (5)	17,500	*

Richard S. Hutchings, Ph.D. (6)	10,250	*

David J. Berkoff, M.D. (7)	10,250	*

Neil Chin (8)	6,250	*

Ricardo Harris (9)	6,250	*

Reginald Hollinger (10)	4,000	*

JoAnne Brandes (11)	4,000	*

All directors and executive officers as a group (4 persons)	39,024,609	5.21

(1) Mr. Green was appointed an officer of the Company effective October 1, 2014 and as a director of the Company effective October 27, 2014. The shares include 6,500 stock options.

(2) Mr. Tuffin resigned as an officer of the Company effective October 1, 2014 and as a director of the Company effective October 27, 2014. On October 1, 2014, he became the Company’s Principal Executive, Financial and Accounting Officer for a period terminating with the filing of this Annual Report. The shares include 7,500 stock options and 2,500 warrants. The shares do not include shares of Series A Preferred stock which cannot currently be converted because of a blocker. Address is 6135 NW 167th Street, Suite E-21, Miami Lakes, FL 33015.

(3) Mr. Rector was appointed a director of the Company on November 13, 2014.
(4) Mr. Stevenson was appointed a director of the Company effective October 27, 2014.

(5) Ms. Hebert resigned as director of the Company on June 23, 2014 and as an officer of the Company effective October 1, 2014. The shares include 12,500 stock options. Address is Address is 6135 NW 167th Street, Suite E-21, Miami Lakes, FL 33015.

(6) Dr. Hutchings resigned as a director of the Company effective October 27, 2014. The shares include 6,250 stock options. Address is 6135 NW 167th Street, Suite E-21, Miami Lakes, FL 33015.
(7) Dr. Berkoff resigned as a director of the Company on June 23, 2014. The shares include 6,250 stock options. Address is 6135 NW 167th Street, Suite E-21, Miami Lakes, FL 33015.
(8) Mr. Chin resigned as a director of the Company on June 23, 2014. The shares include 6,250 stock options. Address is 6135 NW 167th Street, Suite E-21, Miami Lakes, FL 33015.
(9) Mr. Harris resigned as a director of the Company on June 23, 2014. The shares include 6,250 stock options. Address is 6135 NW 167th Street, Suite E-21, Miami Lakes, FL 33015.
(10) Mr. Hollinger resigned as a director of the Company effective October 27, 2014. The shares include 4,000 stock options. Address is 6135 NW 167th Street, Suite E-21, Miami Lakes, FL 33015.
(11) Ms. Brandes resigned as a director of the Company on June 23, 2014. The shares include 4,000 stock options. Address is 6135 NW 167th Street, Suite E-21, Miami Lakes, FL 33015.

*    Represents less than 1%.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Securities Authorized for Issuance Under Equity Compensation Plans,” under Item 5, above.

Outstanding Equity Awards At Fiscal Year-End

 Listed below is information with respect to unexercised options and shares of common stock that have not vested for each Named Executive Officer outstanding as of September 30, 2014:

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Option Exercise Price ($)(e)	Option Expiration Date (f)
Brian Tuffin (1)	5,250	$0.0006	10/19/17
	2,250	$0.00105	10/19/17

(1) Mr. Tuffin resigned from officer positions then held with the Company effective October 1, 2014, at which point he became the Company’s Principal Executive, Financial and Accounting Officer for a period terminating with the filing of this Annual Report.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Independent Registered Public Accounting Firm's Fees and Services

    The following table shows fees billed to the Company by its independent registered public accounting firms, Kaufman Rossin & Co., P.A. and Morrison Brown Argit & Farra, LLC for each of the two fiscal years ended September 30, 2014 and 2013, respectively, for services rendered in the specified categories indicated below.

Type of Fees	2014	2013
Audit Fees (1)	$167,500	$192,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$167,500	$192,000

(1) 2013 consists of audit fees for Morrison Brown Argit & Farra, LLC of $75,000 and audit fees for Kaufman Rossin & Co., P.A. of $117,000.

The fee types referenced in the above table are defined as follows:

Audit Fees are aggregate fees billed by our principal auditing firm for professional services for the audit of our consolidated financial statements included in this Form 10-K, for review of financial statements included in its Forms 10-Q, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

Audit Related Fees are fees billed by our principal auditing firm for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.  Such services include principally services associated with reports related to regulatory filings, and general accounting and reporting advice.

Tax Fees are are fees billed by our principal auditing firm for professional services for tax compliance, tax advice, and tax planning.

All Other Fees are fees billed by our principal auditing firm for any services not included in the foregoing fee categories.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements – The following consolidated financial statements of Fuse Science, Inc. are contained in Item 8 of this Form 10-K:

●	Reports of Independent Registered Public Accountants
●	Consolidated Balance Sheets at September 30, 2014 and 2013
●	Consolidated Statements of Operations – For the years ended September 30, 20134 and 20123
●	Consolidated Statements of Stockholders’ Equity (Deficit) - For the years ended September 30, 2014 and 2013
●	Consolidated Statements of Cash Flows - For the years ended September 30, 2014 and 2013
●	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

		Incorporated by Reference
Exhibit #	Description	Form	Date	Number
2.1	Agreement and Plan of Merger Dated As Of October 1, 2014 by and among Fuse Science, Inc., Spiral Acquisition Sub, Inc. and Spiral Energy Tech, Inc.	8-K	10/6/2014	2.1
3.1	Articles Of Amendment To The Articles Of Incorporation, Filed December 9, 2014	8-K	12/9/2014	3.1
3.2	Certificate of Designation - Series C Preferred Stock - Filed September 30, 2014	8-K	10/6/2014	3.1
3.3	Certificate of Designation - Series B Preferred Stock - Filed September 30, 2014	8-K	10/6/2014	3.2
3.4	Certificate of Designation - Series A Convertible Preferred Stock - Filed August 27, 2014	8-K	8/28/2014	3.1
3.5	Certificate of Amendment To The Articles Of Incorporation – Reverse Split	8-K	8/27/2014	3.1
10.1	Form of Outgoing Lockup Agreement	8-K	10/6/2014	10.1
10.2	Form of Incoming Lockup Agreement	8-K	10/6/2014	10.2
10.3	Form of Subscription Agreement – October 1, 2014	8-K	10/6/2014	10.3
10.4	Severance Agreement Dated October 1, 2014 Between Fuse Science, Inc. and Brian Tuffin **	8-K	10/6/2014	10.4
10.5	Employment Agreement Dated October 1, 2014 Between Fuse Science, Inc. and Ezra Green **	8-K	10/6/2014	10.5
10.6	2014 Equity Incentive Plan **	8-K	10/6/2014	10.6
10.7	Form of Exchange Agreement	8-K	8/28/2014	10.1

10.8	Form of Letter Agreement - August 25, 2014	8-K	8/27/2014	10.1
10.9	Form of Series B Senior Secured Convertible Note	8-K	8/27/2014	10.2
10.10	Form of Warrant - August 25, 2014	8-K	8/27/2014	10.3
10.11	Form of Letter Agreement - August 8, 2014	8-K	8/13/2014	10.1
10.12	Form of Series B Senior Secured Convertible Note	8-K	8/13/2014	10.2
10.13	Form of Warrant - August 8, 2014	8-K	8/13/2014	10.3
10.14	Form of Securities Purchase Agreement, dated as of January 3, 2014	8-K	1/3/2014	10.1
10.15	Form of 12% Senior Secured Convertible Note - January 3, 2014	8-K	1/3/2014	10.2
10.16	Form of Warrant - January 3, 2014	8-K	1/3/2014	10.3
10.17	Form of Pledge and Security Agreement - January 3, 2014	8-K	1/3/2014	10.4
10.18	Form of Securities Purchase Agreement - November 7, 2013	8-K	11/8/2013	10.1
10.19	Form of 10% Senior Secured Convertible Note - November 7, 2013	8-K	11/8/2013	10.2
10.20	Form of Warrant - November 7, 2013	8-K	11/8/2013	10.3
10.21	Form of Pledge and Security Agreement - November 7, 2013	8-K	11/8/2013	10.4
10.22	Form Of Exchange Warrant - March 14, 2013	8-K	3/15/2013	10.1
10.23	Securities Purchase Agreement - March 4, 2013	8-K	3/5/2013	10.1
10.24	Form of Senior Convertible Note - March 4, 2013	8-K	3/5/2013	10.2
10.25	Form of Senior Subordinated Convertible Note - March 4, 2013	8-K	3/5/2013	10.3
10.26	Form of Series A Warrant - March 4, 2013	8-K	3/5/2013	10.4
10.27	Form of Series B Warrant - March 4, 2013	8-K	3/5/2013	10.5
10.28	Form of Registration Rights Agreement - March 4, 2013	8-K	3/5/2013	10.6
10.29	Form of Lock-Up Agreement - March 4, 2013	8-K	3/5/2013	10.7
10.30	Separation Agreement by and between the Company and Aitan Zacharin **	8-K	12/31/2012	10.1
10.31	Distribution Agreement between the Company and Mission Product Holdings, Inc.	S-1/A	5/25/2012	10.20
10.32	License Agreement between the Company and Mission Product Holdings, Inc.	S-1/A	5/25/2012	10.21
10.33	Form of January 2012 Warrant	S-1/A	4/17/2012	10.8
10.34	Office Lease	S-1/A	4/17/2012	10.15
10.35	Advisory Warrant	S-1/A	4/17/2012	10.16
10.36	Series A Placement Agent Warrant	S-1/A	4/17/2012	10.17
10.37	Series B Placement Agent Warrant	S-1/A	4/17/2012	10.18
10.38	Manufacturing Agreement	S-1/A	4/17/2012	10.19
10.39	Securities Purchase Agreement - February 7, 2012	8-K	2/9/2012	10.1
10.40	Form of Senior Convertible Note - February 7, 2012	8-K	2/9/2012	10.2
10.41	Form of Series A Warrant - February 7, 2012	8-K	2/9/2012	10.3
10.42	Form of Series B Warrant - February 7, 2012	8-K	2/9/2012	10.4
10.43	Form of Registration Rights Agreement	8-K	2/9/2012	10.5
10.44	Form of Lock-Up Agreement - February 7, 2012	8-K	2/9/2012	10.6
10.45	Double Eagle Holdings, LTD. 2011 Endorser Stock Plan **	10-K	1/13/2012	10.7
10.46	Double Eagle Holdings, LTD. 2011 Stock Incentive Plan **	DEF 14C	12/2/2011	Ex. C
10.47	Consulting Services Agreement	8-K	11/30/2011	10.1
21	Subsidiaries *
31.1	Certification of Principal Executive and Principal Financial Officer (302) *
32.1	Certification of Principal Executive and Principal Financial Officer (906) *
______________________________
*   Filed herewith.
** Represents management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 13, 2015.

FUSE SCIENCE, INC.

By:	/s/ Brian Tuffin
Brian Tuffin
Principal Executive, Financial and Accounting officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures		Title(s)	Date

By:	/s/ Ezra Green	Director	January 13, 2015
Ezra Green

By:	/s/ Gelvin Stevenson	Director	January 13, 2015
Gelvin Stevenson

By:	/s/ David Rector	Director	January 13, 2015
David Rector