Form 10-K/A
period 2014-09-30
Fuse Science, Inc.
filed 2015-01-16
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K /A
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ¨

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “large accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  There were 747,321,455 shares of common stock outstanding as of January 9, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:  No documents are incorporated by reference into this Report except those Exhibits so incorporated as set forth in the Exhibit index.

EXPLANATORY NOTE TO 10-K/A

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Fuse Science, Inc. (the “Company”) for the fiscal year ended September 30, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2015 (the “Original Filing”).   The Company is filing this Amendment No. 1 solely for the purpose of filing its XBRL-Related Documents and other exhibits.

Except as described above, no other amendments are being made to the Original Filing. This Amendment No.1 does not reflect events occurring after the filing of the Original Filing or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

All Other Fees are fees billed by our principal auditing firm for any services not included in the foregoing fee categories.

PART IV

ITEM 15.      EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Consolidated Financial Statements – The following consolidated financial statements of Fuse Science, Inc. are contained in Item 8 of this Form 10-K:

●	Reports of Independent Registered Public Accountants
●	Consolidated Balance Sheets at September 30, 2014 and 2013
●	Consolidated Statements of Operations – For the years ended September 30, 20134 and 20123
●	Consolidated Statements of Stockholders’ Equity (Deficit) - For the years ended September 30, 2014 and 2013
●	Consolidated Statements of Cash Flows - For the years ended September 30, 2014 and 2013
●	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules were omitted, as they are not required or are not applicable, or the required information is included in the Consolidated Financial Statements.

3.	Exhibits – The following exhibits are filed with this report or are incorporated herein by reference to a prior filing, in accordance with Rule 12b-32 under the Securities Exchange Act of 1934.

		Incorporated by Reference
Exhibit #	Description	Form	Date	Number
2.1	Agreement and Plan of Merger Dated As Of October 1, 2014 by and among Fuse Science, Inc., Spiral Acquisition Sub, Inc. and Spiral Energy Tech, Inc.	8-K	10/6/2014	2.1
3.1	Articles Of Amendment To The Articles Of Incorporation, Filed December 9, 2014	8-K	12/9/2014	3.1
3.2	Certificate of Designation - Series C Preferred Stock - Filed September 30, 2014	8-K	10/6/2014	3.1
3.3	Certificate of Designation - Series B Preferred Stock - Filed September 30, 2014	8-K	10/6/2014	3.2
3.4	Certificate of Designation - Series A Convertible Preferred Stock - Filed August 27, 2014	8-K	8/28/2014	3.1
3.5	Certificate of Amendment To The Articles Of Incorporation – Reverse Split	8-K	8/27/2014	3.1
3.6	Amended and Restated Articles of Incorporation	DEF 14C	12/2/2011	Ex. A
3.7	Amended and Restated Bylaws	DEF 14C	12/2/2011	Ex. B
3.8	Articles of Amendment To The Articles of Incorporation, Filed March 20, 2014 *
10.1	Form of Outgoing Lockup Agreement	8-K	10/6/2014	10.1
10.2	Form of Incoming Lockup Agreement	8-K	10/6/2014	10.2
10.3	Form of Subscription Agreement – October 1, 2014	8-K	10/6/2014	10.3
10.4	Severance Agreement Dated October 1, 2014 Between Fuse Science, Inc. and Brian Tuffin **	8-K	10/6/2014	10.4
10.5	Employment Agreement Dated October 1, 2014 Between Fuse Science, Inc. and Ezra Green **	8-K	10/6/2014	10.5
10.6	2014 Equity Incentive Plan **	8-K	10/6/2014	10.6
10.7	Form of Exchange Agreement	8-K	8/28/2014	10.1

10.8	Form of Letter Agreement - August 25, 2014	8-K	8/27/2014	10.1
10.9	Form of Series B Senior Secured Convertible Note	8-K	8/27/2014	10.2
10.10	Form of Warrant - August 25, 2014	8-K	8/27/2014	10.3
10.11	Form of Letter Agreement - August 8, 2014	8-K	8/13/2014	10.1
10.12	Form of Series B Senior Secured Convertible Note	8-K	8/13/2014	10.2
10.13	Form of Warrant - August 8, 2014	8-K	8/13/2014	10.3
10.14	Form of Securities Purchase Agreement, dated as of January 3, 2014	8-K	1/3/2014	10.1
10.15	Form of 12% Senior Secured Convertible Note - January 3, 2014	8-K	1/3/2014	10.2
10.16	Form of Warrant - January 3, 2014	8-K	1/3/2014	10.3
10.17	Form of Pledge and Security Agreement - January 3, 2014	8-K	1/3/2014	10.4
10.18	Form of Securities Purchase Agreement - November 7, 2013	8-K	11/8/2013	10.1
10.19	Form of 10% Senior Secured Convertible Note - November 7, 2013	8-K	11/8/2013	10.2
10.20	Form of Warrant - November 7, 2013	8-K	11/8/2013	10.3
10.21	Form of Pledge and Security Agreement - November 7, 2013	8-K	11/8/2013	10.4
10.22	Form Of Exchange Warrant - March 14, 2013	8-K	3/15/2013	10.1
10.23	Securities Purchase Agreement - March 4, 2013	8-K	3/5/2013	10.1
10.24	Form of Senior Convertible Note - March 4, 2013	8-K	3/5/2013	10.2
10.25	Form of Senior Subordinated Convertible Note - March 4, 2013	8-K	3/5/2013	10.3
10.26	Form of Series A Warrant - March 4, 2013	8-K	3/5/2013	10.4
10.27	Form of Series B Warrant - March 4, 2013	8-K	3/5/2013	10.5
10.28	Form of Registration Rights Agreement - March 4, 2013	8-K	3/5/2013	10.6
10.29	Form of Lock-Up Agreement - March 4, 2013	8-K	3/5/2013	10.7
10.30	Separation Agreement by and between the Company and Aitan Zacharin **	8-K	12/31/2012	10.1
10.31	Distribution Agreement between the Company and Mission Product Holdings, Inc.	S-1/A	5/25/2012	10.20
10.32	License Agreement between the Company and Mission Product Holdings, Inc.	S-1/A	5/25/2012	10.21
10.33	Form of January 2012 Warrant	S-1/A	4/17/2012	10.8
10.34	Office Lease	S-1/A	4/17/2012	10.15
10.35	Advisory Warrant	S-1/A	4/17/2012	10.16
10.36	Series A Placement Agent Warrant	S-1/A	4/17/2012	10.17
10.37	Series B Placement Agent Warrant	S-1/A	4/17/2012	10.18
10.38	Manufacturing Agreement	S-1/A	4/17/2012	10.19
10.39	Securities Purchase Agreement - February 7, 2012	8-K	2/9/2012	10.1
10.40	Form of Senior Convertible Note - February 7, 2012	8-K	2/9/2012	10.2
10.41	Form of Series A Warrant - February 7, 2012	8-K	2/9/2012	10.3
10.42	Form of Series B Warrant - February 7, 2012	8-K	2/9/2012	10.4
10.43	Form of Registration Rights Agreement	8-K	2/9/2012	10.5
10.44	Form of Lock-Up Agreement - February 7, 2012	8-K	2/9/2012	10.6
10.45	Double Eagle Holdings, LTD. 2011 Endorser Stock Plan **	10-K	1/13/2012	10.7
10.46	Double Eagle Holdings, LTD. 2011 Stock Incentive Plan **	DEF 14C	12/2/2011	Ex. C
10.47	Consulting Services Agreement	8-K	11/30/2011	10.1
21	Subsidiaries	10-K	1/13/2015	21
31.1	Certification of Principal Executive and Principal Financial Officer (302) *
32.1	Certification of Principal Executive and Principal Financial Officer (906) *

101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
_____________________________
*   Filed herewith.
** Represents management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on January 16 , 2015.

FUSE SCIENCE, INC.

By:	/s/ Brian Tuffin
Brian Tuffin
Principal Executive, Financial and Accounting officer