Form 10-Q
period 2014-12-31
Fuse Science, Inc.
filed 2015-02-23
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: December 31, 2014

Commission File Number: 000-22991

Fuse Science, Inc.
(Exact name of small business issuer as specified in its charter)

NEVADA	87-0460247
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

5510 Merrick Rd, Massapequa, NY 11758
(Address of principal executive office)

(516) 659-7558
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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of registrant’s common stock, par value $0.0001 per share, as of February 23, 2015 was 80,000,000.

FUSE SCIENCE, INC.

PART 1: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

FUSE SCIENCE, INC.
Condensed Consolidated Balance Sheets
December 31, 2014 ( Unaudited ) and September 30, 2014

	December 31,	September 30,
	2014	2014

ASSETS
Current assets:
Cash and cash equivalents	$680,002	$203
Accounts receivable	1,491	-
Due from related parties	6,115	-
Investment in marketable securities	805	-
Prepaid expenses	14,708	5,850
Other assets	4,770	-
TOTAL CURRENT ASSETS	707,891	6,053
Other assets:
Intellectual property, net	3,630	-
Fixed assets, net	19,092	5,827
TOTAL OTHER ASSETS	22,722	5,827
TOTAL ASSETS	$730,613	$11,880
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$808,080	$1,080,619
Notes payable, related party	-	20,000
Accrued expenses	83,728	-
TOTAL CURRENT LIABILITIES	891,808	1,100,619

NON-CURRENT LIABILITIES
Derivatives liabilities	649,625	1,213,336
TOTAL LIABILITIES	1,541,433	2,313,955

COMMITMENTS AND CONTINGENCIES

EQUITY (DEFICIT)
Fuse Science, Inc. Stockholders' equity (deficit)
Preferred stock, $0.001 par value; authorized 10,000,000 shares		-
Series A convertible preferred stock, $0.001 par value; 1,500,000 shares designated; 1,362,126 and 1,500,000 shares issued and outstanding, respectively	1,362	1,500
Series B convertible preferred stock, $0.001 par value; 3,200,000 shares designated; 3,200,000 and 0 shares issued and outstanding, respectively	3,200
Series C convertible preferred stock, $0.001 par value; 3,500,000 shares designated; 3,500,000 and 0 shares issued and outstanding, respectively	3,500
Common stock, $0.0001 par value; authorized 80,000,000 shares; 74,733,298 and 233,808 shares issued and outstanding at December 31, 2014 and September 30, 2014, respectively	7,434	23
Additional paid-in capital	65,363,618	50,000,750
Accumulated deficit	(76,603,926)	(52,178,004)
Total Fuse Science, Inc. stockholders' equity (deficit)	11,224,773	(2,175,731)
Non-controlling interest	10,413,953	(126,344)
TOTAL EQUITY (DEFICIT)	(810,820)	(2,302,075)
Total liabilities and equity	$730,613	$11,880

See accompanying notes to unaudited condensed consolidated financial statements.

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Operations
Three Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013
Sales, net	$-	$313,993
Cost of sales	-	151,661
Gross margin	-	162,332
Operating Expenses:
Sales and marketing	359,600	553,185
Impairment of Goodwill	21,633,882	-
General and administrative expense	2,927,430	1,226,153
Total expenses	24,920,912	1,779,338
Loss from operations	(24,920,912)	(1,617,006))
Other income (expense):
Other income	1,282	-
Interest expense	(95,061)	(393,541))
Loss on sale of marketable securities	(211)	-
Dividend on Series A preferred shares	(231,631)	-
Expense on issuance of warrant derivative liabilities	-	(170,616)
Change in fair value of derivative liabilities	723,712	(2,630,024))
	398,091	(3,194,181)
Net loss	$(24,522,821)	$(4,811,187))
Net loss attributable to the non-controlling interest	(96,900)	-
Net loss attributable to Fuse Science, Inc. Common Shareholders	$(24,425,921)	$(4,811,187)

Net loss per share attributable to Fuse Science, Inc. Common sharholders, basic and diluted	$(0.66)	$(0.15)

Weighted average shares outstanding, basic and diluted	37,169,212	32,848,676

See accompanying notes to unaudited condensed consolidated financial statements.

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
Three Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013

Operating activities:
Net loss	$(24,522,821)	$(4,811,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,127	6,020
Stock and stock option compensation and deferred consulting	2,620,547	1,121,269
Inducement of warrant exchange	-	170,616
Amortization of discounts and financing fees	13,333	342,230
Change in fair value of derivative liabilities	(723,712)	2,630,024
Dividend series A convertible preferred stock	231,632	-
Unrealized other comprehensive loss	321	-
Loss on impairment of goodwill	(21,633,882)	-
Changes in operating assets and liabilities:
Inventory	-	86,490
Accounts receivable	(213)	(215,943)
Accounts receivable from related parties	(6,115)	-
Prepaid expenses and other assets	(13,737)	(73,902)
Accounts payable and accrued expenses	(218,692)	(56,511)
Net cash used in operating activities	(981,247)	(800,894)
Investing activities:
Purchase of fixed assets	(1,517)	-
Purchase of intellectual property	(3,630)	(15,100)
Net cash used in investing activities	(5,147)	(15,100)
Financing activities:
Proceeds from Series B convertible preferred stock	1,600,000	-
(Repayment of) proceeds from Loan	(20,000)	835,000
Proceeds from warrant exercise	-	14,691
Net cash provided by investing activities	1,580,000	849,691
Net increase in cash and cash equivalents	593,606	33,697
Cash and cash equivalents, beginning of period	86,396	29,430
Cash and cash equivalents, end of period	$680,002	$63,127

See accompanying notes to unauditied condensed consolidated financial statements.

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Cash Flows, Continued
Three Months Ended December 31, 2014 and 2013
(Unaudited)

	2014	2013
Supplemental Cash Flow Information:
Cash paid duriing the period for interest	$-	$-
Cash paid during the period for income taxes	$-	$-

Non-cash investing and financing activities:
Common stock issued in merger	$10,790,367	$-
Series C Convertible Preferred stock issued in merger	$281,000	$-
Beneficial conversion features on Series B convertible preferred stock	$146,667	$-
Net assets acquired in merger	$74,681	$-
Transfers from derivative liability to additional paid in capital	$-	$3,098,548

See accompanying notes to unaudited condensed consolidated financial statements.

FUSE SCIENCE, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS

ORGANIZATION

    Fuse Science, Inc. (“Company”) was incorporated in Nevada on September 21, 1988.  Prior to 2002, the Company’s activities included, developing and marketing data communications and networking infrastructure solutions for business, government and education (which business was sold in 2002) and as a “business development company” under the Investment Company Act of 1940, from 2007 to 2009. From April 2011 through October 1, 2014, the Company’s business involved developing certain sublingual and transdermal delivery systems for bioactive agents. Since October 1, 2014, the Company, through its 51% majority-owned subsidiary, Spiral Energy Tech., Inc., has focused on two business initiatives: developing and commercializing the Company’s SkyPorts drone support technology, which enables the long distance flight required for drone-based commerce without the need for drones to return “home” every 15 minutes to recharge, and developing and commercializing the Company’s XTRAX® remote monitoring system, which is designed to measure the production of solar and other renewable energy systems and for transmission of the data via the cellular and radio frequency network.

Agreement and Plan of Reorganization with Spiral Energy Tech, Inc.

    On October 1, 2014, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Spiral Energy Tech., Inc., a Nevada corporation (“Spiral”), and Spiral Acquisition Sub, Inc., our newly formed, wholly-owned Nevada subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, Acquisition Sub merged with and into Spiral, and Spiral, as the surviving entity, became a 51% majority-owned subsidiary of the Company.

    At the closing of the Merger, 51% of the outstanding shares of Spiral (the “Spiral Shares”) were canceled and exchanged for an aggregate of One Hundred and Fifty Million (15,000,000) newly issued shares of Common Stock, par value $ 0.0001 per share, of the Company, (the “Common Stock”) or, at the election of any holder of the Spiral Shares who, as a result of receiving shares of the Company’s Common Stock in connection with the Merger would hold in excess of 5% of the issued and outstanding shares of the Company’s Common Stock, shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). At the closing, 3,269,808 common stock and 3,200,000 convertible Series C preferred stock were issued to the Spiral's shareholders.  Series C preferred stock is convertible into 11,730,192 common shares.

    At the closing of the Merger, the Company sold an aggregate of 3,200,000 shares of shares of its Series B Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”) in a private placement (the “Private Placement”) to certain investors (the “Investors”) at a per share price of $0.50 for gross proceeds to the Company of $1,600,000. Each share of Series B Preferred Stock has a stated value of $0.50 and is convertible into shares of Common Stock equal to the stated value (and all accrued but unpaid dividends) divided by a conversion price equal to the lower of (i) $2.50 and (ii) during the period commencing on the initial issuance date and ending on the first trading day following the six month anniversary of the initial issuance date that there is traded a minimum of 3,000,000 shares at a price of $0.50 or greater, twenty percent (20%) of the lowest VWAP of the Common Stock on the trading day during the twenty  (20) consecutive trading days ending on the trading day immediately preceding the conversion date (subject to adjustment).   The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 2.49%, in the aggregate, of the issued and outstanding shares of the Company’s Common Stock calculated immediately after giving effect to the issuance of shares of Common Stock upon the conversion of the Series B Preferred Stock.

    Upon the closing of the Merger, (i) Brian Tuffin resigned as the Company’s Chief Executive Officer, interim Chief Financial Officer and all other officer positions he held with the Company (while agreeing to serve as the Company’s Principal Executive, Financial and Accounting Officer for a period terminating with the filing of the Company’s Annual Report for the year ended September 30, 2014), (ii) Jeanne Hebert resigned as Secretary, and all other positions she held with the Company, and (iii) simultaneously with the effectiveness of the Merger, Ezra Green was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

    Effective October 27, 2014, Brian Tuffin, Richard S. Hutchings, and Reginald Hollinger resigned as directors of the Company and Ezra Green and Gelvin Stevenson were appointed as directors of the Company. On November 13, 2014, the Company appointed David Rector to its board of directors.

Assets taken over and liabilities assumed:

As per ASC 805-20, assets and liabilities were measured at fair value. The total assets acquired cash, accounts receivable, investments, and fixed assets in the acquisition were $86,193, $1,278, $1,125, $24,967 respectively and the liability assumed. Accounts payable and accrued expenses in acquisition were $37,382, and $1,500 respectively, for the net asset value of $74,681. In the acquisition process, as per ASC 805-30 goodwill computed was approximately 21 million and non-controlling interest computed was approximately 10 million.

In the merger, the Company issued 15,000,000 common shares to Spiral in the form of common shares and Series C preferred. The Company issued to Spiral 3,269,808 common shares and 3,200,000 Series C preferred that can be converted into 11,730,192 common shares.

Goodwill and Intangibles:

    Merger took place by taking over 51% of Spiral's common shares. Good will recognized in the merger transaction $21,633,882(ASC 350-20). Impairment test for goodwill was performed at the quarter ending December 31, 2014. Management believes that goodwill has impairment due to the following reasons: First, the fair value of the common share of the Company during the time of merger is substantially less than the fair value of the common share of the company at December 31, 2013, and second the management believes that implied value of goodwill is zero because the products are still in the developmental stage. As a result, the management has decided to write off the entire goodwill of $21,633,882 during the quarter ended December 31, 2014.

2.	SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY AND HISTORY OF BUSINESS

    The unaudited consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Fuse Science, Inc. (“FSR&D”), a Delaware Corporation, FS Consumer Products Group, Inc., a Florida corporation, its 60% owned subsidiary, Ultimate Social Network, Inc. (“USN”), and its 51% owned subsidiary, Spiral. All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

    The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information set forth in these interim condensed consolidated financial statements for the three months ended December 31, 2014, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. The September 30, 2014 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is suggested that these condensed consolidated financial statements be read in conjunction with these financial statements and the notes thereto included in the Company’s latest stockholder’s annual report (Form 10-K) which were prepared assuming the Company will continue as a going concern.

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

CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments with original maturities of three months or less when purchased as cash equivalents.  At times throughout the year, the Company might maintain bank balances that may exceed Federal Deposit Insurance Corporation (“FDIC”) insured limits.  Periodically, the Company evaluates the credit worthiness of the financial institutions, and has not experienced any losses in such accounts.  As of September 30, 2014 and December 31, 2014, the Company did not have bank balances that exceeded the FDIC insured limits.

ACCOUNTS RECEIVABLE

    Accounts receivable are uncollateralized customer obligations due under normal trade terms.  The carrying amount of accounts receivable may be reduced by an allowance that reflects management's best estimate of the amounts that will not be collected.  Management individually reviews all accounts receivable balances and based on assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected.  All accounts or portions thereof determined to be uncollectible are written off to the allowance for doubtful accounts. No allowance for doubtful accounts was recorded as of December 31, 2014 and September 30, 2014.

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

There were no transfers between the levels of the fair value hierarchy during the three months ended December 31, 2014 and years ended September 30, 2014.

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

DERIVATIVE LIABILITY

    The Company issued warrants to purchase the Company’s common stock in connection with the issuance of convertible debt, which contain certain price protection provisions that reduce the exercise price of the warrants in certain circumstances. The Company also issued Series A Convertible Preferred Stock which contains price protection provisions that reduce the conversion price of the preferred stock in certain circumstances. The Company also issued Series B Convertible Preferred Stock which contains price protection provisions that reduce the conversion price of the preferred stock in certain circumstances The Company determined that the warrants and preferred stocks did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to the Company’s stock and accordingly are accounted for as derivatives and are recorded on the balance sheet at fair value with the changes in the fair value recognized in the consolidated statement of operations.

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

MARKETING, ADVERTISING AND PROMOTION COSTS

    Marketing, advertising and promotion costs are charged to operations as incurred and are included in sales and marketing expenses in the accompanying consolidated statements of operations.  The amounts charged for the three months ended December 31, 2014 and 2013 were approximately $369,100 and $553,185, respectively.

NON-CONTROLLING INTEREST

Non-controlling interest in the Company’s consolidated financial statements represents the 40% interest not owned by the Company in USN, and 49% interest not owned by the Company in Spiral. USN had no operations during the twelve months ended September 30, 2014 and the three months ended December 31, 2014. Spiral reported loss of $197,755 for the three months ended December31, 2014.  The company reported non-controlling interest as of December 31, 2014 to be $10,413,953.

CONCENTRATION OF CREDIT RISK

    Under the company’s legacy business, one customer accounted for approximately 96% of the Company's net sales for the years ended September 30, 2014.

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

    The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:

	For the Three Months ended December 31,
	2014	2013
Numerator:
Net loss available to stockholders	$(24,425,922)	$(4,811,187)

Denominator:
Weighted average number of common shares – Basic	37,169,212	32,848,675
Weighted average number of common shares – Diluted	37,169,212	32,848,675

Net loss per common share:
Basic	$(0.66)	$(0.15)
Diluted	$(0.66)	$(0.15)

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2014 the FASB issued Accounting Standards Update (“ASU”) 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

    The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

    The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

    The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

    In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending September 30, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

    There are various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations or cash flows.

3.	GOING CONCERN

    The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not established sources of revenue sufficient to fund the development of the business, projected operating expenses and commitments for the next twelve months and may be unable to obtain sufficient debt or equity financing. The Company has incurred net losses since inception, had a net loss of $ (24,425,922) during the three months ended December 31, 2014 and used $(981,247) in cash in operating activities during the three month period ended December 31, 2014. At December 31, 2014, current assets were $707,891and current liabilities were $891,808. Further, at December 31, 2014, the accumulated deficit and total shareholders' deficit amounted to $76,603,926 and $11,224,773, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made as a result of this uncertainty.

    The Company has taken several steps to address its liquidity requirements. In addition to reducing the amount of operating expenses that it incurs on a monthly basis, the Company has negotiated with its creditors to settle obligations at less than stated amounts.

    The Company will continue its evaluation of strategic alternatives that may be available to advance the direction of the Company. However, there can be no assurance that these arrangements will be sufficient to fund its ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

    There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all. In the event we are unable to continue as a going concern, we may elect or be required to seek protection from our creditors by filing a voluntary petition in bankruptcy or may be subject to an involuntary petition in bankruptcy. To date, management has not considered this alternative, nor does management view it as a likely occurrence.

    The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

4.	FIXED ASSETS

    Fixed Assets consisted of the following at September 30, 2013 and December 31, 2014:

	December 31,	September 30,
	2014	2014
Equipment	$18,575	$-
Website	13,750	13,750
Fixed assets	32,325	13,750
Less: Accumulated depreciation	(13,233)	(7,923)
Fixed assets (net)	$19,092	$5,827

Depreciation and amortization expense amounted to $1,127 and $6,020 for the three months ended December 31, 2014 and 2013, respectively.

5.	NOTES PAYABLE

    The Company had the following notes payable at December 31, 2014 and September 30, 2014.

	December 31,	September 30,
	2014	2014
Note payable (“July 2014 Note”)	$-	$20,000
	$-	$20,000

	December 31,	September 30,
	2014	2014
Current	$-	$20,000
Long term	-	-
Total	$-	$20,000

July 2014 Note:

    In October 2014, the Company repaid $20,000 to the stockholder.

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

Under the terms of the Warrants, the Holders are entitled to exercise the Warrants for a period of five (5) years from issuance at a price of $5.18 per share (subject to adjustment as provided in the Warrant). As of December 30, 2015, the exercise price of the January 2014 warrants was reduced to $0.0007 per share due to price protection provisions contained in the warrant agreement. The January 2014 warrants have been accounted for as derivatives (See Note 6).

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

The fair value of the warrants and the debt conversion feature on the issue date was estimated using the Black-Scholes valuation model with the following assumptions:

Expected term	18 months – 5 years
Expected average volatility	117.00 – 121.00%
Expected dividend yield	0%
Risk-free interest rate	0.23%

    In connection with these transactions, Fuse paid a placement agent fee of $43,400 and issued to the placement agent and their respective designees, placement agent warrants to purchase 7% of the number of shares of common stock that are issuable pursuant to the Notes and Warrants.

    On August 27, 2014, the January 2014 Notes and accrued interest there thereon converted into shares of Series A Convertible Preferred Stock (See Note 6).

6.	DERIVATIVE LIABILITIES

WARRANT DERIVATIVE LIABILITY
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

    The Company’s derivative warrant instruments have been measured at fair value at December 31, 2014 and September 30, 2014 using the Black-Scholes model, which approximates a binomial or lattice model. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the warrant derivative liability have no effect on the Company’s cash flows.

    The fair value of the warrants at December 31, 2014 and September 30, 2014 is $6,095 and $241,336, respectively, which is reported on the consolidated balance sheet under the caption “Derivative Liabilities”.

Fair Value Assumptions Used in Accounting for Warrant Derivative Liabilities

    The Company has determined its warrant derivative liabilities to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of December 31, 2014. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The key inputs used in the December 31, 2014 and September 30, 2014 fair value calculations were as follows:

	December 31, 2014	September 30, 2014
Stock Price	$0.01	$0.80
Volatility	130%-145%	130%-145%
Strike Price	$0.0007	$0.30
Risk-free Rate	0.25%	0.13%
Dividend Rate	0%	0%
Expected Life	12 months – 16 months	12 months – 16 months

SERIES A CONVERTIBLE PREFERRED STOCK

    The Company’s Series A Convertible Preferred Stock contains price protection provisions that allow for the reduction in the conversion price of the preferred stock into common stock. The Company accounted for its preferred stock with price protection in accordance with FASB ASC Topic 815.

    The Company’s derivative preferred stock instruments have been measured at fair value at issuance on August 27, 2014, September 30, 2014 and at December 31, 2014, based on a market approach method utilizing level 2 inputs which include the following considerations:

•	The trading price of a share of common stock of the Company at the pricing dates

•	The Company’s market capitalization based on the publicly traded value of the Company’s common stock

•	The value of the exchange consideration

•	The value of publically traded shells

•	The sale by the Company of other preferred shares

    The fair value of the preferred shares at December 31, 2014 and September 30, 2014 is $624,330 and $972,000, respectively, and is included in the consolidated balance sheet under the caption “Derivative liabilities”.

SERIES B CONVERTIBLE PREFERRED STOCK

    The Company’s Series B Convertible Preferred Stock contains price protection provisions that allow for the reduction in the conversion price of the preferred stock into common stock. The Company accounted for its preferred stock with price protection in accordance with FASB ASC Topic 815.

    The Company’s derivative preferred stock instruments have been measured at fair value at issuance on October 03, 2014 and on December 31, 2014, using the Black-Scholes model, which approximates a binomial or lattice model. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative liability have no effect on the Company’s cash flows.

    The fair value of the preferred shares was calculated utilizing level 3 inputs and at December 31, 2014 and October 3, 2014 is $19,200 and $160,000, respectively, and is included in the consolidated balance sheet under the caption “Derivative liabilities”.

At December 31, 2014, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at December 31, 2014
	Balance at December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$6,095	$-	$-	$6,095
Series A convertible preferred stock	624,330	-	624,330	-
Series B convertible preferred stock	19,200	-	-	19,200
	$649,625	$-	$624,330	$25,295

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the year ended December 31, 2014:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities
Beginning balance at September 30, 2014	$241,336
Issuance of Series B derivative liabilities	160,000
Changes in estimated fair value	(376,041)
Ending balance at December 31, 2014	$25,295

Fair Value Measurements Using Significant Unobservable Inputs (Level 2)
Derivative Liabilities
Beginning balance at September 30, 2014	$972,000
Changes in estimated fair value	(347,670)
Ending balance at December 31, 2014	$624,330

7.	CONVERTIBLE DEBT EXCHANGE

    On August 27, 2014, the Company entered into a series of exchange agreements with certain holders of the January 2014 Notes, the November 2013 Notes and other debt in the principal amount of $1,697,000. Pursuant to the exchange agreements the holders exchanged the debt plus accrued interest of approximately $160,000 for 1,500,000 shares of Series A Convertible Preferred Stock.  As of December 31, 2014, Series A Convertible preferred Stock outstanding is 1,362,126.

8.	INCOME TAXES

    The Company recorded no income tax benefit or expense for the losses for the three months ended December 31, 2014 and 2013 since management has determined that the realization is not assured and has created a valuation allowance for the full amount of deferred tax assets.

9.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

    At December 31, 2014, the Company had 10,000,000 shares authorized and 1,362,126 of Series A Convertible Preferred Stock issued and outstanding, 3,200,000 shares authorized and outstanding of Series B Convertible Preferred Stock and 3,500,000 shares authorized and outstanding of Series C Convertible Preferred Stock.

Series A Convertible Preferred Stock

    At December 31, 2014, the Company had 1,500,000 Series A convertible preferred shares (“Series A Preferred Stock”) authorized. At December 31, 2014 and September 30, 2014, the Company had 1,362,126 and 1,500,000 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is accounted for as a derivative (See Note 6).

    Each share of Series A Preferred Stock has a stated value of $2.00 and is convertible into shares of common stock equal to the stated value (and all accrued but unpaid dividends) divided by a conversion price equal to the lower of (i) $0.20 and (ii) twenty percent (20%) of the lowest dollar volume weighted average price, as defined (“VWAP”) of the common stock on the trading day during the twenty (20) consecutive trading days ending on the trading day immediately preceding the conversion date (subject to adjustment).  The Series A Preferred Stock accrues dividends at a rate of 12% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met.  The Series A Preferred Stock contains a seven year “make-whole” provision such that if the Series A Preferred Stock is converted prior to the seventh anniversary of the date of original issuance, the holder will be entitled to receive the remaining amount of dividends that would accrued from the of the conversion until such seven year anniversary.  The Company is prohibited from effecting the conversion of the Series A Preferred Stock to the extent that, as a result of such conversion, the holder beneficially owns more than 2.49%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series A Preferred Stock.

    Dividends related to Series A Preferred Stock at December 31, 2014 amounted to $231,631 during the three months ended December 31, 2014. Undeclared Dividends related to Series A preferred as of December 31, 2014 and September 30, 2014 amounted to approximately $81,000 and $30,000, respectively and is included under "Accrued Expenses" in balance sheet.

Series B Convertible Preferred Stock

    The Company had 3,200,000 Series B convertible preferred shares (“Series B Preferred Stock”) authorized and issued and outstanding at December 31, 2014. The Series B Preferred Stock is accounted for as a derivative (See Note 6).

    Each share of Series B Preferred Stock has a stated value of $0.50 and is convertible into shares of common stock equal to the stated value (and all accrued but unpaid dividends) divided by a conversion price equal to the lower of (i) $2.50 and (ii) during the period commencing on the Initial Issuance Date and ending on the first Trading Day following the six (6) month anniversary of the Initial Issuance Date that there is traded a minimum of 3,000,000 shares at a price of $0.50 or greater, twenty percent (20%) of the lowest VWAP of the Common Stock on the Trading Day during the twenty  (20) consecutive Trading Days ending on the Trading Day immediately preceding the Conversion Date, subject to adjustment as provided herein.

Series C Convertible Preferred Stock

    The company had 3,500,000 Series C convertible preferred shares (“Series C Preferred Stock”) authorized and issued and outstanding at December 31, 2014.

    Each share of Series C Preferred Stock has a stated value of $0.001 and is convertible into 3.3514834 shares of the Corporation’s common stock (the “Common Stock”) for each one (1) share of Series C Preferred Stock surrendered.

Common stock

    At December 31, 2014 and September 30, 2014, the Company had 80,000,000 shares authorized and 74,733,298 and 233,808 shares issued and outstanding, respectively, of its $0.0001 par value common stock.

    On March 19, 2014 the holders of the Company’s outstanding voting capital approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of common stock authorized to be issued by the Company from 40,000,000 to 80,000,000.

    On August 22, 2014, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation to effect a 1-for-200 reverse split of the Company’s issued and outstanding common stock.

    On December 9, 2014, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada which (i) effected a 1-for-10 reverse stock split of the Company’s common stock; (ii) reduced the number of shares of common stock authorized for issuance by the company from 800,000,000 to 80,000,000, and (iii) reduced the par value of the Company’s common stock from $0.001 per share to $0.0001 per share.  FINRA confirmed the effectiveness of the reverse stock split on January 27, 2015. All share numbers in the accompanying unaudited condensed consolidated financial statements and notes there of have been retrospectively restated to reflect this split.

 Transactions during the three months ended December 31, 2014

Common Stock

    During the three months ended December 31, 2014, the Company issued 734,895 shares of common stock to athletes and marketing consultants as per termination agreement valued at approximately $316,739, the Company issued 676,000 shares of common stock to the management as per termination agreement valued at approximately $2,230,800, the Company issued 69,818,787 shares of common stock in Preferred Series A conversion value at approximately $9,211,461 and the Company issued 3,269,808 shares of common stock at the merger value at approximately $10,790,367.

10.	2011 INCENTIVE STOCK PLAN

2014 Equity Incentive Plan

    On September 30, 2014, the Company adopted its 2014 Equity Incentive Plan (“2014 Plan”) and reserved 1,030,000 shares of Common Stock for issuance thereunder. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to the Company’s employees, officers, directors and consultants.  Pursuant to the terms of the 2014 Plan, either the Board or a board committee is authorized to administer the plan, including by determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards.  Unless earlier terminated by the Board, the 2014 Plan shall terminate at the close of business on September 30, 2024.

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

2011 Endorsers Incentive Stock Plan

    Our 2011 Endorsers Incentive Stock Plan, which was adopted by our board of directors in October 2011, provides for equity incentives to be granted to athletic and other celebrities who endorse our present and planned products. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Endorsers Incentive Stock Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Endorsers Incentive Stock Plan currently is administered by the board of directors. 6,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2011 Endorsers Incentive Stock Plan.

    On October 17, 2011, the Board of Directors of the Company approved the Double Eagle Holdings, Ltd. 2011 Incentive Stock Plan ("Plan").  The maximum number of shares authorized and available under the Plan is 2,000,000 shares and the Plan was approved on December 8, 2011 by written consent of a majority of the Company's shareholders.  Under the terms of the Plan, the options expire after 5 years.  The Company has reserved 20,000,000 shares of common stock for the grant of qualified incentive options or non-qualified options to employees and directors of the Company or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan.  Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of the Company's common stock for which the exercise price must be at least 110% of such fair market value.

    Total compensation cost for share based payment arrangements amounted to approximately 73,000 for the three months ended December 31, 2014 and 2013, respectively.

A summary of this activity during the quarter ended December 31, 2014 follows:

Exercise Price Range	Number Of Options	Weighted-Average Remaining Contractual Life (Years)	Number Of Exercisable Options

$0.08	233,319	4.75	233,319

    The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the three months ended December 31, 2014:

2014

Expected term	5 years
Expected average volatility	0.46%
Expected dividend yield	0%
Risk-free interest rate	1.49%
Expected annual forfeiture rate	0%

   The fair value of each option on the date of grant is estimated using the Black Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the Year ended September 30, 2014:

2014

Expected term	1-3 years
Expected average volatility	100%-140%
Expected dividend yield	0%
Risk-free interest rate	.25%-.1.38%
Expected annual forfeiture rate	0%

   At December 31, 2014, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.

		Exercise
	Price	Shares

Detachable warrants	$0.0007	8,203
Detachable warrants	$0.0007	40,125
Detachable warrants	$0.0007	129,154
Detachable warrants	$0.0007	6,472
		67,715

    At September 30, 2014, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.

		Exercise
	Price	Shares

Detachable warrants	$0.0007	8,203
Detachable warrants	$0.0007	40,125
Detachable warrants	$0.0007	129,154
Detachable warrants	$0.0007	6,472
		67,715

11.	COMMITMENTS AND CONTINGENCIES

    Insufficient Capital: As of the date of the filing of this Form 10-Q, the Company had no remaining authorized and unissued shares of its common stock. So long as the Company has no common stock available for issuance, under the terms of the Series A Certificate of Designation, in the event Series A holders tender Series A shares for conversion, the Company would owe such holders an amount equal to the product of (a) the undeliverable shares of common stock and (b) the closing price per share of the common stock on the day preceding the delivery of the conversion notice. Based on the number of Series A shares presently outstanding, such amount could be substantial. The Company intends to take action to increase the shares of common stock available for issuance under its Articles of Incorporation.

The Company’s board of directors has approved a resolution authorizing an amendment to the Company’s Articles of Incorporation that will have the effect of increasing shares of common stock available for issuance, and has drafted a preliminary proxy statement in preparation for presenting such corporate action to shareholders for approval.

12.	SUBSEQUENT EVENT:

Preferred Series A conversion: As of February 23, 2015, 1,250 shares of preferred Series A has been converted to 5,266,702 common shares.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2014 as Compared to Three Months Ended December, 2013.

Revenues and Gross Profit

	Three Months ended
	December 31,		$	%
	2014	2013	Change	Change
Sales, net	$-	$313,993	$(313,993)	(100%)
Cost of sales	-	151,661	(151,661)	(100%)
Gross margin	$-	$162,332	$(162,332)

Sales
Net Sales were $0 for the three months ended December 31, 2014, as compared to $313,993 for the three months ended December 31, 2013. The decrease in sales is due to the company’s change of focus to two business initiatives of Spiral: developing and commercializing the Company’s SkyPorts drone support technology and developing and commercializing the Company’s XTRAX® remote monitoring system.

Gross Profit

   Gross profit percentage during the three months ended December 31, 2014 was 0% compared to 52% for the three months ending December 31, 2013. Sales for the three months ended December 31, 2014 and 2013 consisted of Enerjel™, Powerfuse™ and Electrofuse™.

Operating Costs and Expenses

	Three Months ended
	December 31,		$
	2014	2013	Change

General and administrative	$2,924,229	$1,226,153	$1,698,076
Sales and Marketing	359,600	553,185	(193,585)
	$3,283,829	$1,779,338	$1,504,491

   The Company’s operating expenses were $3,283,829 and $1,779,338 for the three months ended December 31, 2014 and December 31, 2013, respectively, an increase of $ 1,504,491 from 2013 to 2014. For the three months ending December 31, 2014, $73,000 was recorded for share-based compensation and amortization of deferred compensation. This compares with $1,060,326 for share-based compensation and amortization of deferred compensation for the three months ending December 31, 2013. The deferred compensation expense in 2014 and 2013 represents the amortized fair value of stock and options issued for services to employee and non-employees. The share-based compensation charges to operations in 2014 and 2013 were primarily for stock and stock options granted under our 2012 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock and stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

General and Administrative Expenses

         For the three months ended December 31, 2014 and 2013 general and administrative expenses were $2,924,229 and $1,226,153, respectively. The increase of $1,698,076 is primarily composed of increases in non-cash stock-based compensation costs to terminating employees. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

	Three months ended December 31,
	2014	2013
Professional fees	$633,512	$703,482
Salaries and benefits	2,274,701	431,527
Good will impairment	21,633,882	-
Other general and administrative expense	19,217	91,143
	$24,561,312	$1,226,153

Professional Fees Expense

         Professional fees expense decrease to $633,512 for the three months ended December 31, 2014, compared to $703,482 for the three months ended December 31, 2013. This decrease was due to less non-cash compensation for the three months ending December 31, 2014 compared to non-cash compensation for the three months ending December 31, 2013.

Salary and Benefits

         Salary and benefits amounted to $2,274,701 for the three months ended December 31, 2014 compared to $431,527 for the three months ended December 31, 2013. The increase was due to $2,227,500 in non-cash compensation to terminating employees.

Sales and Marketing

   For three months ended December 31, 2014 and 2013, sales and marketing expenses were $359,600 and $553,185, respectively. The cost is mostly related to non-cash compensation in settlement agreement.

Other Expense

Other income (expense) consists of the following:

	Three months ended December 31,
	2014	2013

Other income	$1,282	$-
Interest expense	(95,061)	(393,541)
Loss on sale of marketable securities	(211)	-
Dividend on preferred series A	(231,631)	-
Expense on inducement of warrants exchange	-	(170,616)
Change in fair value of derivative liabilities	723,712	(2,630,024)
	$(398,091)	$(3,194,181)

Interest Expense

Interest expense is primarily attributable preferred series A preferred stock Interest expense amounted to $95, 061 for the three months ended December 31, 2014, as compared to interest expense of approximately $393,541 for the three months ended December 31, 2013. Also included in interest expense is amortization of BCF in preferred series B preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

Net cash (used in) operating activities for the three months ended December 31, 2014 and 2013 was $(981,247) and $(800,894), respectively. The net loss for the three months ended December 31, 2014 and 2013 was $(24,522,821) and $(4,811,187), respectively.

Net cash (used in) investing activities for the three months ended December 31, 2014 and 2013 respectively, was $(5,147) and $(15,100), respectively. The invested in developing out its intellectual property during the three months ended December 31, 2014.

Net cash obtained through all financing activities for the three months ended December 31, 2014 was $1,580,000 as compared to $1,849,691which was used for the three months ended December 31, 2013.

Our primary source of operating cash during fiscal 2015 has been through private placements of our securities, principally convertible notes and warrants and the subsequent exercise of certain of those warrants.

Management estimates that it will need approximately $1,500,000 in capital during fiscal year 2015 to continue to commercialize our products, license our technology and otherwise fully implement our business plan. We have no commitments to raise any such capital. If such capital is not available when needed on commercially reasonable terms or otherwise, we may have to scale down or delay implementation of our business plan in whole or in part and curtail its business activities, which would seriously harm the Company and its prospects.

    As of February 24, 2015, the Company had an estimated $ 485,795 in available cash, including $6,238 held by Spiral. The Company will require additional funding of approximately $1,500,000 in capital during fiscal year 2015 to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenue may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Going Concern

The unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At December 31, 2014, the Company had cash of approximately $680,002 in cash, $891,808 in current liabilities. In addition, the Company has substantial derivatives from preferred shares and warrants. Further, at December 31, 2014, the accumulated deficit amounted to $76,603,926. As a result of the history of losses and unfavorable financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

The Company will require additional funding of approximately $1,500,000 in capital during fiscal year 2015 to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenues may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

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

Cautionary Note Regarding Forward Looking Statements

This report contains forward-looking statements including our ability to generate revenue, our liquidity and our ability to reach an agreement with our preferred shareholders and obtain approval of the proposed 1-for-100 reverse split. All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

    The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the failure to maintain regulatory approvals, the dilutive effect of our preferred stock on our ability to raise capital and our ability to obtain the necessary votes to effect the proposed reverse split. Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K for the year ended September 30, 2014. Any forward-looking statement made by us in this report speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

RECENT ACCOUNTING PRONOUNCEMENTS

New Accounting Standards

                 In June 2014 the FASB issued Accounting Standards Update (“ASU”) 2014-10, “Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation” (“ASU 2014-10”). The amendments in ASU 2014-10 remove the definition of a development stage entity from the master glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

                The amendments also clarify that the guidance in Topic 275, Risks and Uncertainties, is applicable to entities that have not commenced planned principal operations.

The FASB has issued ASU No. 2014-12, Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supercedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The Company has not yet determined the effect of the adoption of this standard and it is expected to have a material impact on the Company’s condensed consolidated financial position and results of operations.

In August 2014, the FASB issued a new accounting standard which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending September 30, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

There are several new accounting pronouncements issued by the Financial Accounting Standards Board (“FASB”) which are not yet effective.  Each of these pronouncements, as applicable, has been or will be adopted by the Company.  Management does not believe any of these accounting pronouncements has had or will have a material impact on the Company’s financial position or operating results.

Critical Accounting Policies

    Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. In consultation with our Board of Directors, we have identified several accounting principles that we believe are key to the understanding of our financial statements. These important accounting policies require management’s most difficult, subjective judgments. Please refer Note 2 Significant Accounting Policies in the financial statements.

Off-Balance Sheet Arrangements

    None.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. If our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could adversely affect our business, financial condition and results of operations.

Tabular Disclosure Of Contractual Obligations

Not applicable.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act. Based on their evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not  effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

           There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS

    From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of February 19, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A	RISK FACTORS

Not applicable to smaller reporting company.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

    During the three months ended December 31, 2014, the Company issued 69,818,787 shares of common stock in connection with the conversion of Series A Preferred Stock and issuance of dividends to such parties.

ITEM 3	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5	OTHER INFORMATION

Not applicable.

ITEM 6	EXHIBITS

		Incorporated by Reference
Exhibit #	Description	Form	Date	Number
2.1	Agreement and Plan of Merger Dated As Of October 1, 2014 by and among Fuse Science, Inc., Spiral Acquisition Sub, Inc. and Spiral Energy Tech, Inc.	8-K	10/6/2014	2.1
3.1*	Articles of Amendment to the Articles of Incorporation filed December 9, 2014	8-K	12/9/14	3.1
10.1	Form of Outgoing Lockup Agreement	8-K	10/6/2014	10.1
10.2	Form of Incoming Lockup Agreement	8-K	10/6/2014	10.2
10.3	Form of Subscription Agreement – October 1, 2014	8-K	10/6/2014	10.3
10.4**	Severance Agreement Dated October 1, 2014 Between Fuse Science, Inc. and Brian Tuffin	8-K	10/6/2014	10.4
10.5**	Employment Agreement Dated October 1, 2014 Between Fuse Science, Inc. and Ezra Green	8-K	10/6/2014	10.5
10.6**	2014 Equity Incentive Plan	8-K	10/6/2014	10.6
31.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification pursuant to 18 U.S.C. Section 1350 Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*   Filed herewith.
** Represents management contract or compensatory plan.

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

FUSE SCIENCE, INC.

February 23, 2015	By: /s/ Ezra Green
Ezra Green,
Chief Executive Officer and
Chief Financial Officer