Form 10-Q
period 2015-03-31
Fuse Science, Inc.
filed 2015-05-20
CIK 842722

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For Quarter Ended: March 31, 2015

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

The number of shares outstanding of registrant’s common stock, par value $0.0001 per share, as of May 15, 2015 was 80,000,000.

FUSE SCIENCE, INC.

-i-

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

FUSE SCIENCE, INC.
Condensed Consolidated Balance Sheets
	March 31, 2015 (unaudited)	September 30, 2014
ASSETS
Current Assets
Cash and cash equivalents	$347,625	$203

Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	1,704	-
Due from related parties	7,010	-
Investment in marketable securities	45	-
Prepaid	7,068	5,850
Other assets	4,770	-
Total Current Assets	368,222	6,053

Intellectual property, net	3,630	-
Fixed assets, net	29,162	5,827
Total Other Assets	32,792	5,827
TOTAL ASSETS	$401,014	$11,880

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$834,113	$1,080,619
Note payable, related party	-	20,000
Accrued expenses	162,959	-
Total Current Liabilities	997,072	1,100,619

Non-Current Liabilities
Derivative liability	145,543	1,213,336
TOTAL LIABILITIES	1,142,615	2,313,955

Stockholders' Deficit
Fuse Science, Inc. Stockholders' Deficit
Preferred stock, $0.001 par value; authorized 10,000,000 shares
Series A convertible preferred stock, $0.001 par value; 1,500,000 shares designated; 1,360,874 and 1,500,000 shares issued and outstanding, respectively	1,361	1,500
Series B convertible preferred stock, $0.001 par value; 3,200,000 shares designated; 3,200,000 and 0 shares issued and outstanding, respectively	3,200	-
Series C convertible preferred stock, $0.001 par value; 3,500,000 shares designated; 3,500,000 and 0 shares issued and outstanding, respectively	3,500	-
Common stock: 800,000,000 authorized; $0.0001 par value
80,000,000 and 233,808 shares issued and outstanding	8,000	23
Additional paid in capital	65,420,511	50,000,750
Accumulated other comprehensive loss	(713)	-
Accumulated deficit	(76,539,129)	(52,178,004)
Total Fuse Science, Inc. stockholders' deficit	(11,103,270)	(2,175,731)
Non-controlling interest	10,361,669	(126,344)
Total Stockholders' Deficit	(741,601)	(2,302,075)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$401,014	$11,880

See accompanying notes to unaudited condensed consolidated financial statements.

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Operations
 (Unaudited)
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2015	2014	2015	2014

Sales, net	$-	$73,099	$-	$387,092
Cost of sales	-	23,064	-	174,725
Gross margin	-	50,035	-	212,367

Operating Expenses
Sales and marketing	13,487	336,299	373,087	889,484
Research and development	-	-	58,320	-
Impairment of Goodwill	-	-	21,633,882	-
General and administrative expense	384,417	865,061	3,253,527	2,091,214
Total expenses	$397,904	1,201,360	$25,318,816	2,980,698

Net loss from operations	(397,904)	(1,151,325)	(25,318,816)	(2,768,331)

Other income (expense)
Other income (expense)	1,110	-	2,392	-
Interest expense	(94,985)	(66,573)	(190,046)	(460,114)
Dividend on Series A preferred shares	-	-	(231,631)	-
Expense on inducement of warrant exchange	-	(480,000)	-	(650,616)
Expense on issuance of warrant derivative liabilities	-	(439,428)	-	(439,428)
Change in fair value of derivative liabilities	504,081	(1,105,844)	1,227,793	(3,735,868)
Total other income (expense)	410,206	(2,091,845)	808,508	(5,286,026)

Net Income (loss) before taxes	12,302	(3,243,170)	(24,510,308)	(8,054,357)

Income tax benefit	-	-	-	-

Net Income (loss)	12,302	$(3,243,170)	(24,510,308)	$(8,054,357)
Net loss attributable to the non-controlling interest	(52,283)	-	$(149,183)	$-
Net income (loss) attributable to Common Shareholders of Fuse Science, Inc.	64,585	$(3,243,170)	$(24,361,125)	$(8,054,357)

Other Comprehensive Income
Unrealized loss on marketable securities	(502)	-	(713)	-

Comprehensive income (loss) attributable to Fuse Science, Inc. Common Shareholders	64,083	(3,243,170)	(24,361,838)	$(8,054,357)

Net income (loss) per share attributable to Common Shareholders of Fuse Science, Inc. - basic and diluted	0.00	$(0.08)	$(0.42)	$(0.21)

Weighted average number of shares outstanding, basic and diluted	78,723,098	40,103,030	58,364,019	38,858,093

See accompanying notes to unaudited condensed consolidated financial statements.

FUSE SCIENCE, INC.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,510,308)	$(8,054,357)
Unrealized loss on marketable securities	(713)	-
Comprehensive net loss	(24,511,021)	(8,054,357)

Adjustments to reconcile net loss to net cash
Depreciation and amortization	2,380	12,041
Stock and stock option compensation and deferred consulting	2,688,612	1,276,782
Inducement of warrant exchange	-	650,616
Amortization of discounts and financing fees	26,666	381,731
Change in fair value of derivative liabilities	(1,227,793)	3,735,868
Expense on issuance of derivative liabilities	-	439,428
Dividend series A convertible preferred stock	231,632	-
Unrealized other comprehensive loss	713	-
Loss on impairment of goodwill	21,633,882	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(426)	10,307
Marketable securities	(45)	-
Inventory	-	116,667
Prepaid expenses and other assets	(5,988)	(108,902)
Increase (decrease) in operating liabilities:
Accounts payable	(281,685)	64,510
Accrued expenses	161,459
Related party advances	(7,010)	-
Total adjustments	23,222,397	6,579,048
Net Cash Used in Operating Activities	(1,288,624)	(1,475,309)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,517)	-
Purchase of intellectual property	(3,630)	(15,100)
Net Cash Used in Investing Activities	(5,147)	(15,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchased conversion rights from a shareholder	(25,000)	-
Proceeds from Series B convertible preferred stock	1,600,000	-
Proceeds from loans	-	1,585,000
Repayments of notes payable	(20,000)	(125,000)
Proceeds from issuance of stock	-	-
Proceeds from warrant exercise	-	14,691
Net Cash Provided By Financing Activities	1,555,000	1,474,691

Net increase (decrease) in cash and cash equivalents	261,229	(15,718)
Cash and cash equivalents, beginning of period	86,396	29,430
Cash and cash equivalents, end of period	$347,625	$13,712

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Series C Convertible Preferred stock issued in merger	$10,790,367	$-
Beneficial conversion features on Series B convertible preferred stock	$281,000	$-
Net assets acquired in merger	$146,667	$-
Transfers from derivative liability to additional paid in capital	$74,681	$3,098,549
Discount on debt recorded as derivative liability	$-	$1,025,309

See accompanying notes to unaudited condensed consolidated financial statements.

FUSE SCIENCE, INC.
Notes to the Unaudited Condensed Consolidated Financial Statements

1.	NATURE OF BUSINESS

ORGANIZATION

Fuse Science, Inc. (“Company”) was incorporated in Nevada on September 21, 1988. Prior to 2002, the Company’s activities included, developing and marketing data communications and networking infrastructure solutions for business, government and education (which business was sold in 2002) and as a “business development company” under the Investment Company Act of 1940, from 2007 to 2009. From April 2011 through October 1, 2014, the Company’s business involved developing certain sublingual and transdermal delivery systems for bioactive agents. Since October 1, 2014, the Company has focused on two business initiatives: developing and commercializing the Company’s SkyPorts drone support technology, which enables the long distance flight required for drone-based commerce without the need for drones to return “home” every 15 minutes to recharge, and developing and commercializing the Company’s XTRAX® remote monitoring system, which is designed to measure the production of solar and other renewable energy systems and for transmission of the data via the cellular and radio frequency network.

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

At the closing of the Merger, 51% of the outstanding shares of Spiral (the “Spiral Shares”) were acquired by the Company for an aggregate of Fifteen Million (15,000,000) newly issued shares of Common Stock, par value $ 0.001 per share, of the Company, (the “Common Stock”) or, at the election of any holder of the Spiral Shares who, as a result of receiving shares of the Company’s Common Stock in connection with the Merger would hold in excess of 5% of the issued and outstanding shares of the Company’s Common Stock, shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”).  At the closing, 3,269,808 common stock and 3,500,000 convertible Series C preferred stock were issued to the Spiral's shareholders.  Series C preferred stock is convertible into 11,730,192 common shares.

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

Upon the closing of the Merger, (i) Brian Tuffin resigned as the Company’s Chief Executive Officer, interim Chief Financial Officer and all other officer positions he holds with the Company (while agreeing to serve as the Company’s Principal Executive, Financial and Accounting Officer for a period terminating with the filing of the Company’s Annual Report for the year ended September 30, 2014), (ii) Jeanne Hebert resigned as Secretary, and all other positions she holds with the Company, and (iii) simultaneously with the effectiveness of the Merger, Ezra Green was appointed as the Company’s Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer.

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

In the merger, the Company issued to Spiral 3,269,808 common shares and 3,500,000 Series C preferred that can be converted into 11,730,192 common shares.

Goodwill and Intangibles:

Merger took place by taking over 51% of Spiral's common shares. Goodwill recognized in the merger transaction $21,633,882 (ASC 350-20). Impairment test for goodwill was performed at the quarter ending December 31, 2014. Management believes that goodwill has impairment due to the following reasons: First, the fair value of the common share of the Company during the time of merger is substantially less than the fair value of the common share of the company at December 31, 2013, and second the management believes that implied value of goodwill is zero because the products are still in the developmental stage. As a result, the management has decided to write off the entire goodwill of $21,633,882 during the quarter ended December 31, 2014.

2.	SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION POLICY AND HISTORY OF BUSINESS

The unaudited condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries, Fuse Science, Inc. (“FSR&D”), a Delaware Corporation, FS Consumer Products Group, Inc., a Florida corporation, its 60% owned subsidiary, Ultimate Social Network, Inc. (“USN”), and its 51% owned subsidiary, Spiral. All significant intercompany balances and transactions have been eliminated in consolidation.

BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein have been prepared by the Company, without audit, according to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United Stated of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The information set forth in these interim condensed consolidated financial statements for the six months ended March 31, 2015, is unaudited and reflects all adjustments, which include only normal recurring adjustments and which in the opinion of management are necessary to make the interim condensed consolidated financial statements not misleading. The September 30, 2014 year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. It is suggested that these condensed consolidated financial statements be read in conjunction with these financial statements and the notes thereto included in the Company’s latest stockholder’s annual report (Form 10-K) which were prepared assuming the Company will continue as a going concern.

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

ACCOUNTS RECEIVABLE

Accounts receivable are uncollateralized customer obligations due under normal trade terms.  The carrying amount of accounts receivable may be reduced by an allowance that reflects management's best estimate of the amounts that will not be collected.  Management individually reviews all accounts receivable balances and based on assessment of current credit worthiness, estimates the portion, if any, of the balance that will not be collected.  All accounts or portions thereof determined to be uncollectible are written off to the allowance for doubtful accounts. No allowance for doubtful accounts was recorded as of March 31, 2015 and September 30, 2014.

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

There were no transfers between the levels of the fair value hierarchy during the six months ended March 31, 2015 and years ended September 30, 2014.

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

MARKETING, ADVERTISING AND PROMOTION COSTS

Marketing, advertising and promotion costs are charged to operations as incurred and are included in sales and marketing expenses in the accompanying unaudited condensed consolidated statements of operations.  The amounts charged for the six months ended March 31, 2015 and 2014 were approximately $373,087 and $889,484, respectively.

RESEARCH AND DEVELOPMENT EXPENSES

The Company follows ASC 730-10, “Research and Development,” and expenses research and development costs when incurred.  Accordingly, third-party research and development costs incurred, include designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs related to research and developments are allocated based on percentage usage to the research and development. During March 31, 2015 and 2014 the Company incurred research and development costs of $58,320 and $0, respectively.

NON-CONTROLLING INTEREST

Non-controlling interest in the Company’s unaudited condensed consolidated financial statements represents the 40% interest not owned by the Company in USN, and 49% interest not owned by the Company in Spiral. USN had no operations during the twelve months ended September 30, 2014 and the six months ended March 31, 2015. Spiral reported a loss of $304,455 for the six months ended March 31, 2015.

CONCENTRATION OF CREDIT RISK

Under the Company’s legacy business, one customer accounted for approximately 96% of the Company's net sales for the year ended September 30, 2014.

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

NET INCOME (LOSS) PER SHARE

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

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common shares:

	Three Months Ended
	March 31,
	2015	2014

Net income (loss) available to stockholders of Fuse Science, Inc.	$64,585	$(3,243,170)

Weighted average number of common shares – basic and diluted	78,723,098	40,103,030

Net income (loss) per common share - basic and diluted	$0.00	$(0.08)

	Six Months Ended
	March 31,
	2015	2014

Net loss available to stockholders of Fuse Science, Inc.	$(24,361,125)	$(8,054,357)

Weighted average number of common shares – basic and diluted	58,364,019	38,858,093

Net loss per common share - basic and diluted	$(0.42)	$(0.21)

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

3.	GOING CONCERN

The Company has not established sources of revenue sufficient to fund the development of the business, projected operating expenses and commitments for the next twelve months and may be unable to obtain sufficient debt or equity financing. The Company has incurred net losses since inception, At March 31, 2015, current assets were $368,222 and current liabilities were $997,072. Further, at March 31, 2015, the accumulated deficit amounted to $76,539,129. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made as a result of this uncertainty.

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

4.	FIXED ASSETS

 Fixed Assets consisted of the following at March 31, 2015 and September 30, 2014:

	March 31, 2015	September 30, 2014
Equipment	$29,898	$-
Website	13,750	13,750
Intangible assets	3,630		-
Fixed assets	47,278	13,750
Less: Accumulated depreciation	(14,486)	(7,923)
Fixed assets (net)	$32,792	$5,827

Depreciation and amortization expense amounted to $2,380 and $12,041 for the six months ended March 31, 2015 and 2014, respectively.

5.	NOTES PAYABLE

The Company had the following notes payable at March 31, 2015 and September 30, 2014.

	March 31,	September 30,
	2015	2014
Note payable (“July 2014 Note”)	$-	$20,000
	$-	$20,000

	March 31,	September 30,
	2015	2014
Current	$-	$20,000
Long term	-	-
Total	$-	$20,000

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

Under the terms of the Warrants, the Holders are entitled to exercise the Warrants for a period of five (5) years from issuance at a price of $5.18 per share (subject to adjustment as provided in the Warrant). As of March 31, 2015, the exercise price of the January 2014 warrants was reduced to $0.0008 per share due to price protection provisions contained in the warrant agreement. The January 2014 warrants have been accounted for as derivatives (See Note 6).

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

The fair value of the warrants and the debt conversion feature on the issue date was estimated using the Black-Scholes valuation model with the following assumptions:

Expected term	18 months – 5 years
Expected average volatility	117.00 – 140.00%
Expected dividend yield	0%
Risk-free interest rate	.26%

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

The Company’s derivative warrant instruments have been measured at fair value at March 31, 2015 and September 30, 2014 using the Black-Scholes model, which approximates a binomial or lattice model. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the warrant derivative liability have no effect on the Company’s cash flows.

The fair value of the warrants at March 31, 2015 and September 30, 2014 was $1,354 and $241,336, respectively, which is reported on the consolidated balance sheet under the caption “Derivative Liabilities”.

Fair Value Assumptions Used in Accounting for Warrant Derivative Liabilities

The Company has determined its warrant derivative liabilities to be a Level 3 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value as of March 31, 2015. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The key inputs used in the March 31, 2015 and September 30, 2014 fair value calculations were as follows:

	March 31, 2015	September 30, 2014
Stock Price	$0.0021	$0.80
Volatility	130%-145%	130%-145%
Strike Price	$0.0008	$0.30
Risk-free Rate	0.26%	0.13%
Dividend Rate	0%	0%
Expected Life	12 months – 16 months	12 months – 16 months

SERIES A CONVERTIBLE PREFERRED STOCK

The Company’s Series A Convertible Preferred Stock contains price protection provisions that allow for the reduction in the conversion price of the preferred stock into common stock. The Company accounted for its preferred stock with price protection in accordance with FASB ASC Topic 815.

The Company’s derivative preferred stock instruments have been measured at fair value at issuance on August 27, 2014, September 30, 2014 and at March 31, 2015, based on a market approach method utilizing level 2 inputs which include the following considerations:

•	The trading price of a share of common stock of the Company at the pricing dates

•	The Company’s market capitalization based on the publicly traded value of the Company’s common stock

•	The value of the exchange consideration

•	The value of publically traded shells

•	The sale by the Company of other preferred shares

The fair value of the preferred shares at March 31, 2015 and September 30, 2014 was $137,757 and $972,000, respectively, and is included in the unaudited condensed consolidated balance sheet under the caption “Derivative liabilities”.

SERIES B CONVERTIBLE PREFERRED STOCK

The Company’s Series B Convertible Preferred Stock contains price protection provisions that allow for the reduction in the conversion price of the preferred stock into common stock. The Company accounted for its preferred stock with price protection in accordance with FASB ASC Topic 815.

The Company’s derivative preferred stock instruments have been measured at fair value at issuance on October 03, 2014 and on March 31, 2015, using the Black-Scholes model, which approximates a binomial or lattice model. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative liability have no effect on the Company’s cash flows.

The fair value of the preferred shares at March 31, 2015 and October 3, 2014 was $6,400 and $160,000, respectively, and is included in the consolidated balance sheet under the caption “Derivative liabilities”.

At March 31, 2015, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at March 31, 2015
	Balance at March 31, 2015	Quoted Prices in Active Markets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Warrant derivative liabilities	$1,354		$-	$-	$1,354
Series A convertible preferred stock	137,757	-		137,757	-
Series B convertible preferred stock	6,400	-			6,400
	145,511	-		137,757	7,754

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the six months ended March 31, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities
Beginning balance at September 30, 2014	$241,336
Issuance of Series B derivative liabilities	160,000
Changes in estimated fair value	(393,582)
Ending balance at March 31, 2015	$7,754

Fair Value Measurements Using Significant Unobservable Inputs (Level 2)
Derivative Liabilities
Beginning balance at September 30, 2014	$972,000
Changes in estimated fair value	(834,243)
Ending balance at March 31, 2015	$137,757

7.	CONVERTIBLE DEBT EXCHANGE

On August 27, 2014, the Company entered into a series of exchange agreements with certain holders of the January 2014 Notes, the November 2013 Notes and other debt in the principal amount of $1,697,000. Pursuant to the exchange agreements the holders exchanged the debt plus accrued interest of approximately $160,000 for 1,500,000 shares of Series A Convertible Preferred Stock. As of March 31, 2015, Series A Convertible preferred Stock outstanding is 1,360,874.

8.	INCOME TAXES

The Company recorded no income tax benefit or expense for the losses for the Six Months Ended March 31, 2015 and 2014, since management has determined that the realization is not assured and has created a valuation allowance for the full amount of deferred tax assets.

9.	STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock

At March 31, 2015, the Company had 10,000,000 shares authorized and 1,360,874 of Series A Convertible Preferred Stock issued and outstanding; 3,200,000 shares authorized and outstanding of Series B Convertible Preferred Stock; and 3,500,000 shares authorized and outstanding of Series C Convertible Preferred Stock.

Series A Convertible Preferred Stock

At March 31, 2015, the company had 1,500,000 Series A convertible preferred shares (“Series A Preferred Stock”) authorized. At March 31, 2015 and September 30, 2014, the Company had 1,360,874 and 1,500,000 shares of Series A Preferred Stock outstanding. The Series A Preferred Stock is accounted for as a derivative (See Note 6).

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

Dividends related to Series A Preferred Stock at March 31, 2015 amounted to $231,632. Undeclared dividends related to Series A preferred as of March 31, 2015 and September 30, 2014  amounted to approximately $163,000 and $30,000, respectively and is included under “Accrued Expenses” in the balance sheet.

Series B Convertible Preferred Stock

The company had 3,200,000 Series B convertible preferred shares “Series B Preferred Stock” authorized and issued and outstanding at March 31, 2015. The Series B Preferred Stock is accounted for as a derivative (See Note 6).

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

Series C Convertible Preferred Stock

The company had 3,500,000 Series C convertible preferred shares “Series C Preferred Stock” authorized and issued and outstanding at March 31, 2015.

Each share of Series C Preferred Stock has a stated value of $0.001 and is convertible into 3.3514834 shares of the Corporation’s common stock (the “Common Stock”) for each one (1) share of Series C Preferred Stock surrendered.

Common stock

At March 31, 2015 and September 30, 2014, the Company had 80,000,000 shares authorized and 80,000,000 and 233,808 shares issued and outstanding, respectively, of its $0.0001 par value common stock.

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

On December 9, 2014, the Company filed a Certificate of Amendment to the Company’s Articles of Incorporation with the Secretary of State of Nevada which (i) effected a 1-for-10 reverse stock split of the Company’s common stock; (ii) reduced the number of shares of common stock authorized for issuance by the company from 800,000,000 to 80,000,000, and (iii) reduced the par value of the Company’s common stock from $0.001 per share to $0.0001 per share. FINRA confirmed the effectiveness of the reverse stock split on January 27, 2015. All share numbers in the accompanying unaudited condensed consolidated financial statements and notes thereof have been retrospectively restated to reflect this split.

Transactions during the Six Months Ended March 31, 2015

Common Stock

During the Six Months Ended March 31, 2015, the Company issued 734,895 shares of common stock to athletes and marketing consultants as per termination agreement valued at approximately $316,739; the Company issued 676,000 shares of common stock to the management as per termination agreement valued at approximately $2,230,800; the Company issued 69,818,787 shares of common stock in Preferred Series A conversion value at approximately $9,211,461; the Company issued 3,269,808 shares of common stock at the merger value at approximately $10,790,367, and 1,252 Series A Convertible Preferred Stock was converted to 5,266,702 common shares.

10.	INCENTIVE STOCK PLANS

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

Total compensation cost for share based payment arrangements amounted to approximately $131,500 for the six month periods ended March 31, 2015 and 2014, respectively.

A summary of this activity during the six months ended March 31, 2015 is as follows:

Exercise Price Range	Number Of Options	Weighted-Average Remaining Contractual Life (Years)	Number Of Options Exercisable

$0.08	233,319	4.25	233,319

The fair value of each option on the date of grant is estimated using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the Six Months Ended March 31, 2015:

Six months ended March 31, 2015

Expected term	5 years
Expected average volatility	0.46%
Expected dividend yield	0%
Risk-free interest rate	1.49%
Expected annual forfeiture rate	0%

The fair value of each option on the date of grant is estimated using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the Year ended September 30, 2014:

Year Ended September 30, 2014

Expected term	1-3 years
Expected average volatility	100%-140%
Expected dividend yield	0%
Risk-free interest rate	.25%-1.38%
Expected annual forfeiture rate	0%

At March 31, 2015, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.

	Price	Exercise Shares

Detachable warrants	$0.0008	8,203
Detachable warrants	$0.0008	40,125
Detachable warrants	$0.0008	12,915
Detachable warrants	$0.0008	6,472
		67,715

At September 30, 2014, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.

	Price	Exercise Shares

Detachable warrants	$0.0007	8,203
Detachable warrants	$0.0007	40,125
Detachable warrants	$0.0007	12,915
Detachable warrants	$0.0007	6,472
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

12.         SUBSEQUENT EVENT

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no other events have occurred that require disclosure.

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

Overview

Since October 1, 2014, the Company has focused on two business initiatives: developing and commercializing the Company’s SkyPorts drone support technology, which enables the long distance flight required for drone-based commerce without the need for drones to return “home” every 15 minutes to recharge, and developing and commercializing the Company’s XTRAX® remote monitoring system, which is designed to measure the production of solar and other renewable energy systems and for transmission of the data via the cellular and radio frequency network.

Recent Events

On October 1, 2014, Fuse Science, Inc. entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Spiral Energy Tech., Inc., a Nevada corporation (“Spiral”), and Spiral Acquisition Sub, Inc., Spiral’s newly formed, wholly-owned Nevada subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”), which occurred concurrently with entering into the Merger Agreement, Acquisition Sub merged with and into Spiral, and Spiral, as the surviving entity, became a 51% majority-owned subsidiary of the Company.

At the closing of the Merger, 51% of the outstanding shares of Spiral (the “Spiral Shares”) were canceled and exchanged for an aggregate of One Hundred and Fifty Million (150,000,000) newly issued shares of Common Stock, par value $ 0.0001 per share, of the Company, (the “Common Stock”) or, at the election of any holder of the Spiral Shares who, as a result of receiving shares of the Company’s Common Stock in connection with the Merger would hold in excess of 5% of the issued and outstanding shares of the Company’s Common Stock, shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”). At the closing, 3,269,808 common stock and 3,500,000 convertible Series C preferred stock were issued to the Spiral's shareholders.  Series C preferred stock is convertible into 11,730,192 common shares.

RESULTS OF OPERATIONS

 Our results of operations for the three and six month periods ended March 31, 2015 are significantly changed from the same three and six month periods ended March 31, 2014, due to the change in business focus for the Company, from our merger with Spiral.  We have changed our focus to the two business initiatives of Spiral: developing and commercializing the Company’s SkyPorts drone support technology and developing and commercializing the Company’s XTRAX® remote monitoring system. Prior to the Merger, the Company’s business involved developing certain sublingual and transdermal delivery systems for bioactive agents. The technology developed through the Company’s legacy business is intended to accelerate conveyance of medicines or nutrients relative to traditional pills and liquids and to enhance how consumers receive these products. We are currently not renewing our contract with the manufacturer of our legacy business products. We have also allowed celebrity promotional contracts to expire in order to examine our new model encumbered, as management has determined the value of celebrity endorsements in the Company’s post-Merger business model is limited.

Revenues and Gross Profit

	Three Months ended				Six Months ended
	March 31,				March 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Sales, net	$-	$73,099	$(73,099)	(100%)	$-	$387,092	$(387,092)	(100%)
Cost of sales	-	23,064	(23,064)	(100%)	-	174,725	(174,725)	(100%)
Gross margin	$-	$50,035	$(50,035)		$-	$212,367	$(212,367)

Sales

Net Sales were $0 for the three and six month periods ended March 31, 2015, as compared to $73,099 and $387,092 for the three and six month periods ended March 31, 2014, respectively, due to the exciting our legacy business and focusing on the development of Spiral.

Gross Profit

Gross profit percentage during the three and six month periods ended March 31, 2015 was 0% as compared to 68% and 55% for the three and six month periods ending March 31, 2014, respectively. Sales for the six months ended March 31, 2014 consisted of Enerjel™, Powerfuse™ and Electrofuse™.

Operating Expenses

	Three Months ended				Six Months ended
	March 31,				March 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change

General and administrative	$384,417	$865,061	(480,644)	(56%)	$3,253,527	$2,091,214	1,162,313	56%
Research and development	-	-	-	-	58,320	-	58,320	-
Impairment of Goodwill	-	-	-	-	21,633,882	-	21,633,882	-
Sales and Marketing	13,487	336,299	(322,812)	(96%)	373,087	889,484	$(516,397)	(58%)
	$397,904	$1,201,360	$(803,456)	(67%)	$25,318,816	$2,980,698	$22,338,118	749%

The Company’s operating expenses decreased $803,456 67% for the three month period ended March 31, 2015, as compared to 2014, due to the change in business focus.  Our expenses consisted mainly of general and administrative expenses.  Our sales and marketing expenses consisted of stock options costs recorded in the period, from legacy endorsement deals.

The Company’s operating expenses increased $22,338,118 or 749% for the six months ended March 31, 2015 from the same period in 2014, primarily due from the merger with Spiral, during the quarterly ended December 31, 2014. For the six months ending March 31, 2015, $21,633,882 was a one-time goodwill write-off to $0, and $2,688,612 was recorded for share-based compensation and amortization of deferred compensation. This compares with $1,276,782 for share-based compensation and amortization of deferred compensation for the six months ending March 31, 2014. The deferred compensation expense in 2015 and 2014 represents the amortized fair value of stock and options issued for services to employee and non-employees. The share-based compensation charges to operations in 2015 and 2014 were primarily for stock and stock options granted under our 2012 Incentive Stock Plan to executive officers and were made so that their interests would be aligned with those of shareholders, providing incentive to improve Company performance on a long-term basis. Grants of stock and stock options were also made to third parties for various services rendered and as additional compensation for financing agreements. Amortization of deferred compensation is recorded in general and administrative expenses. Share-based compensation expense is included in sales and marketing and general and administrative expenses.

General and Administrative Expenses

	Three months ended				Six months ended
	March 31,				March 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change
Professional fees	$115,470	$401,997	$(286,527)	(71%)	$690,662	$1,105,480	$(414,818)	(38%)
Salaries and benefits	105,308	360,057	(254,749)	(71%)	2,380,009	791,582	1,588,427	201%
Other general and administrative expense	163,639	103,007	60,632	59%	182,856	194,152	(11,296)	(6%)
	$384,417	$865,061	$(480,644)	(56%)	$3,253,527	$2,091,214	$1,162,313	56%

For the three month period ended March 31, 2015 general and administrative expenses decreased $480,644 or 56% as compared to 2014. The decrease is primarily composed of decreases in professional fees and salaries due to the acquisition of Spiral and the Company changing its operations to that of Spiral.

For the six month period ended March 31, 2015 general and administrative expenses increased $1,162,313 or 56% as compared 2014. The increase is primarily composed of increases in non-cash stock-based compensation costs to terminating employees, during the quarter ended December 31, 2014. General and administrative expenses consist primarily of compensation and support costs for management and administrative staff, and for other general and administrative costs, including professional fees related to accounting, finance, and legal services as well as other operating expenses.

Professional Fees Expense

Professional fees decreased $286,527 or 71% for the three months ended March 31, 2015, as compared to 2014. This decrease was due to decreased operations after the acquisition of Spiral.

Professional fees decreased $414,818 for the six month period ended March 31, 2015, as compared to 2014. This decrease was due to less non-cash compensation for the six months ending March 31, 2015 compared to non-cash compensation for the six months ending March 31, 2014.  We incurred approximately $400,000 in non-cash compensation to consultants, during the six months ended March 31, 2014.

Salary and Benefits

Salary and benefits decreased $254,749 or 71% for the three month period ended March 31, 2015 as compared to 2014. The decrease was primarily due to terminating employees during the quarter ended December 31, 2014, after the merger with Spiral.  During the three months ended March 31, 2015, our President was the only employee.

Salary and benefits increased $1,588,427 or 201% for the six month period ended March 31, 2015 as compared to 2014. The increase was primarily due to $2,227,500 in non-cash compensation to terminating employees.

 Other General and Administrative Expense

During the three and six month period ended March 31, 2015, we incurred $0 and $58,320 in research and development expenses, respectively, from Spiral’s development of their SkyPorts drone support technology.  We did not have any research and development expenses for the six month period ended March 31, 2014.

During the three months ended March 31, 2015 we incurred $13,487 in sales and marketing expenses as compared to $336,299 in the same period ended 2014, due to the change of business to focus on Spiral’s business.  The expense for 2015, was related to the stock option expenses, from options issued during the legacy business.

During the quarter ended December 31, 2014, we recorded a non-cash impairment of goodwill of $21,633,882, related to the merger and acquisition of 51% of Spiral’s common stock.

Other Income (Expense)

Other income (expense) consists of the following:

	Three months ended				Six months ended
	March 31,				March 31,
	2015	2014	Change	% Change	2015	2014	Change	% Change

Other income	$1,110	$-	$1,110	-	$2,392	$-	$2,392	-
Interest expense	(94,985)	(66,573)	(28,412)	43%	(190,046)	(460,114)	270,068	(59%)
Dividend on preferred series A	-	-	-	-	(231,631)	-	(231,631)	-
Expense on inducement of warrants exchange	-	(480,000)	480,000	(100%)	-	(650,616)	650,616	(100%)
Expense on issuance of derivative liabilities	-	(439,428)	439,428	(100%)	-	(439,428)	439,428	(100%)
Change in fair value of derivative liabilities	504,081	(1,105,844)	1,609,925	(146%)	1,227,793	(3,735,868)	4,963,661	(133%)
	$410,206	$(2,091,845)	$2,502,051	(120%)	$808,508	$(5,286,026)	$6,094,534	(115%)

Interest expense is primarily attributable preferred series A preferred stock Interest expense. Also included in interest expense is amortization of beneficial conversion feature in preferred series B preferred stock.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2015	September 30, 2014	% Change	Change
Current Assets	$368,222	$6,053	$362,169	5,983%
Current Liabilities	$997,072	$1,100,619	$(103,547)	(9%)
Working Capital Deficiency	$(628,850)	$(1,094,566)	$465,716	43%

Working capital increase $465,716 or 43% during the six months ended March 31, 2015, primarily due to an increase in cash of $362,169, from $6,053 at September 30, 2014.  The Company received $1,600,000 from the proceeds from Series B convertible preferred stock during the quarter ended December 31, 2014.

	Six Months ended
	March 31,		Change
	2015	2014
Net cash used in operating activities	$(1,288,624)	$(1,475,309)	$186,685
Net cash used in investing activities	$(5,147)	$(15,100)	$9,953
Net cash provided by financing activities	$1,555,000	$1,474,691	$80,309

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

    As of March 31, 2015, the Company had approximately $347,625 in available cash, including $37,915 held by Spiral. The Company will require additional funding of approximately $1,500,000 in capital during fiscal year 2015 to finance the growth of its current and expected future operations as well as to achieve its strategic objectives. The Company believes its current available cash along with anticipated revenue may be insufficient to meet its cash needs for the near future. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.

Going Concern

The unaudited condensed consolidated financial statements are prepared using the accrual method of accounting in accordance with accounting principles generally accepted in the United States of America and have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. However, the Company has incurred significant losses and experienced negative cash flow since its inception. At March 31, 2015, current assets were $368,222 and current liabilities were $997,072. In addition, the Company has substantial derivatives from preferred shares and warrants. Further, at March 31, 2015, the accumulated deficit amounted to $76,539,129. As a result of the history of losses and unfavorable financial condition, there is substantial doubt about the ability of the Company to continue as a going concern.

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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations, and securitization structures (collateralized debt obligations, collateralized loan obligations, and mortgage-backed security transactions). The ASU focuses on the consolidation evaluation for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAAP by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity (“VIE”), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This ASU eliminates from U.S. GAAP the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting.” This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014-17 was effective on November 18, 2014. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not currently have issued, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We do not expect the adoption of ASU 2014-12 to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014-09 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on the Company's present or future unaudited condensed consolidated financial statements.

Critical Accounting Policy and Estimates

Our Management's Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

During the quarter ended March 31, 2015, there were no significant changes to the items that were disclosed as our critical accounting policies and estimates in Note 1 to our financial statements for the year ended September 30, 2014 contained in our Form 10-K as filed with the SEC on January 13, 2015.

Off-Balance Sheet Arrangements

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

    From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations and there are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A	RISK FACTORS

Not applicable to smaller reporting company.

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2015, the Company issued 5,266,702 shares of common stock in connection with the conversion of Series A Preferred Stock.

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

FUSE SCIENCE, INC.

May 20, 2015	By: /s/ Ezra Green
Ezra Green,
Chief Executive Officer and Chief Financial Officer