Form 10-Q
period 2015-06-30
Fuse Science, Inc.
filed 2015-08-14
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 000-22991

Fuse Science, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0460247
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation)	Identification Number)

5510 Merrick Road
Massapequa, NY	11758
(Address of Principal Executive Offices)	(Zip Code)

(516) 659-7558
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by checkmark whether the Registrant has submitted electronically and posted on its corporate website, if any, any Interactive Data File required to be submitted and posted pursuant to Rule 405 of regulation S-T (Section 232.405) of this chapter during the preceding 12 months or for such shorter period that the Registrant was required to submit and post such files. Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The registrant had 80,000,000 shares of Common Stock, par value $.001 par value per share, outstanding as of August 13, 2015.

-i-

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Fuse Science, Inc.
Condensed Consolidated Balance Sheets

	June 30,	September 30,
	2015	2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$115,729	$203
Due from related parties	8,154	-
Investment in marketable securities	25	-
Prepaid	5,433	5,850
Other assets	4,770	-
Total Current Assets	134,111	6,053

Intellectual property, net	3,630	-
Fixed assets, net	5,844	5,827
Total Other Assets	9,474	5,827
TOTAL ASSETS	$143,585	$11,880

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$910,365	$1,080,619
Note payable, related party	-	20,000
Accrued expenses	244,612	-
Total Current Liabilities	1,154,977	1,100,619

Non-Current Liabilities
Derivative liability	217,552	1,213,336
TOTAL LIABILITIES	1,372,529	2,313,955

Stockholders' Deficit
Fuse Science, Inc. Stockholders' Deficit
Preferred stock, $0.001 par value; authorized 10,000,000 shares
Series A convertible preferred stock, $0.001 par value; 1,500,000 shares designated; 1,360,874 and 1,500,000 shares issued and outstanding, respectively	1,361	1,500
Series B convertible preferred stock, $0.001 par value; 3,200,000 shares designated; 3,200,000 and 0 shares issued and outstanding, respectively	3,200	-
Series C convertible preferred stock, $0.001 par value; 3,500,000 shares designated; 3,500,000 and 0 shares issued and outstanding, respectively	3,500	-
Common stock: 800,000,000 authorized; $0.0001 par value
80,000,000 and 233,808 shares issued and outstanding	8,000	23
Additional paid in capital	65,456,547	50,000,750
Accumulated other comprehensive loss	(726)	-
Accumulated deficit	(76,987,436)	(52,178,004)
Total Fuse Science, Inc. stockholders' deficit	(11,515,554)	(2,175,731)
Non-controlling interest	10,286,610	(126,344)
Total Stockholders' Deficit	(1,228,944)	(2,302,075)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$143,585	$11,880

See accompanying notes to unaudited condensed consolidated financial statements.

Fuse Science, Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Sales, net	$-	$57,261	$-	$444,353
Cost of sales	-	1,248,639	-	1,423,364
Gross loss	-	(1,191,378)	-	(979,011)

Operating Expenses
Sales and marketing	18,189	258,489	391,276	1,147,972
Research and development	52,264	177,652	110,584	177,652
Impairment loss	20,625	-	21,654,507	-
Loss on retirement of assets	-	37,543	-	37,543
General and administrative expense	263,381	572,878	3,516,908	2,664,092
Total expenses	354,459	1,046,562	25,673,275	4,027,259

Net loss from operations	(354,459)	(2,237,940)	(25,673,275)	(5,006,270)

Other income (expense)
Other income (expense)	114	-	2,506	-
Interest expense	(94,986)	(100,660)	(285,032)	(560,774)
Expense on inducement of warrant exchange	-	-	-	(650,616)
Expense on issuance of warrant derivative liabilities	-	(165,076)	-	(604,504)
Change in fair value of derivative liabilities	(72,009)	2,055,622	1,155,784	(1,680,246)
Total other income (expense)	(166,881)	1,789,886	873,258	(3,496,140)

Net loss before taxes	(521,340)	(448,054)	(24,800,017)	(8,502,410)

Income tax benefit	-	-	-	-

Net loss	$(521,340)	$(448,054)	$(24,800,017)	$(8,502,410)

Dividend on Series A preferred shares	(2,026)		(233,657)

Net loss	(523,366)		(25,033,674)
Net loss attributable to the non-controlling interest	(75,059)	-	(224,242)	-
Net loss attributable to Common Shareholders of Fuse Science, Inc.	$(448,307)	$(448,054)	$(24,809,432)	$(8,502,410)

Other Comprehensive Income
Unrealized loss on marketable securities	(13)	-	(726)	-

Comprehensive loss attributable to Fuse Science, Inc. Common Shareholders	$(448,320)	$(448,054)	$(24,810,158)	$(8,502,410)

Net loss per share attributable to Common Shareholders of Fuse Science, Inc.
Basic	$(0.01)	$(2.06)	$(0.38)	$(41.34)
Diluted	$(0.01)	$(2.06)	$(0.38)	$(41.34)

Weighted average number of shares outstanding
Basic	80,000,000	217,038	65,549,691	205,651
Diluted	80,000,000	217,038	65,549,691	205,651

See accompanying notes to unaudited condensed consolidated financial statements.

Fuse Science, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended
	June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(25,033,674)	$(8,502,410)
Unrealized loss on marketable securities	(726)	-
Comprehensive net loss	(25,034,400)	(8,502,410)

Adjustments to reconcile net loss to net cash
Depreciation and amortization	3,549	18,062
Bad debt	1,704	32,813
Stock and stock option compensation and deferred consulting	2,709,290	1,760,621
Inducement of warrant exchange	-	650,616
Amortization of discounts and financing fees	40,000	429,731
Change in fair value of derivative liabilities	(1,155,784)	1,680,246
Expense on issuance of derivative liabilities	-	604,504
Property and equipment expensed as research and development		177,652
Loss on retirement of assets		37,544
Dividend series A convertible preferred stock	233,657	-
Unrealized other comprehensive loss	726	-
Loss on impairment	21,654,507	-
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	(426)	9,959
Inventory	-	1,335,306
Prepaid expenses and other assets	(4,353)	(104,903)
Increase (decrease) in operating liabilities:
Accounts payable	(203,948)	140,044
Accrued expenses	243,112	-
Related party advances	(8,154)	-
Total adjustments	23,513,880	6,772,195
Net Cash Used in Operating Activities	(1,520,520)	(1,730,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(1,517)	-
Purchase of intellectual property	(3,630)	(17,585)
Net Cash Used in Investing Activities	(5,147)	(17,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchased conversion rights from a shareholder	(25,000)	-
Proceeds from Series B convertible preferred stock	1,600,000	-
Proceeds from loans	-	1,835,000
Repayments of notes payable	(20,000)	(125,000)
Proceeds from issuance of stock	-	-
Proceeds from warrant exercise	-	14,691
Net Cash Provided By Financing Activities	1,555,000	1,724,691

Net increase (decrease) in cash and cash equivalents	29,333	(23,109)
Cash and cash equivalents, beginning of period	86,396	29,430
Cash and cash equivalents, end of period	$115,729	$6,321

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions:
Series C Convertible Preferred stock issued in merger	$10,790,367	$-
Beneficial conversion features on Series B convertible preferred stock	$281,000	$-
Net assets acquired in merger	$146,667	$-
Common stock issued for convertible notes payable and accrued interest	$-	$252,272
Transfers from derivative liability to additional paid in capital	$74,681	$3,098,549
Discount on debt recorded as derivative liability	$-	$1,275,309

See accompanying notes to unaudited condensed consolidated financial statements.

Fuse Science, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2015

NOTE 1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Form 10-K for the fiscal year ended September 30, 2014 originally filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2015 and Form 10-K/A filed with the SEC on January 16, 2015. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned or issued and non-readily marketable securities.

The results of operations for the three and nine months ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year or for any other period.

We adopted early application of Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements effective June 30, 2014, therefore, inception-to-date information and other remaining disclosure requirements of Topic 915 is not presented or disclosed.

NOTE 2. BUSINESS DESCRIPTION AND GOING CONCERN

Organization and Business Description

Fuse Science, Inc. (“Fuse”, “our”, “us”, “we” or the “Company”) was incorporated in Nevada on September 21, 1988. Prior to 2002, the Company’s activities included developing and marketing data communications and networking infrastructure solutions for business, government and education. From 2007 to 2009, the Company was a “business development company” under the Investment Company Act of 1940. From April 2011 through October 1, 2014, the Company’s business involved developing and marketing nutraceutical products.

Since October 1, 2014, Fuse, through its 51% owned subsidiary, Spiral Energy Tech, Inc. (“Spiral”) has focused on developing and commercializing its proprietary SkyPorts drone support and Energy Demand Network (“EDEN”) technology. This technology seeks to permit a drone to operate predictably many miles outside of a “home range” limitation, defined by the drone’s finite battery power, by allowing for a flight path of numerous stops (or waypoints) at recharging stations along the way, thus extending the limit of the drone’s useful range. Currently, we do not plan to build or design any drones or autonomous vehicles; rather we intend to employ our technology in non-military drones manufactured by third party commercial manufacturers.

We have filed patents for technology related to SkyPorts and EDEN technology as follows:

•	US Provisional patent application No. 62/075,317; Drone Recharging Station and Method of Networking

•	US Provisional patent application No. 62/145,216; Controlling Autonomous UAV Delivery Based Fleet Services

Also, through Spiral, we are engaged in developing and commercializing our XTRAX® remote monitoring system, designed to measure the production of solar and other renewable energy systems and to enable transmission of the data via the cellular and radio frequency network (and potentially via microwave transmission network or satellite).  On April 25, 2013, we purchased the patents and trademarks relating to the XTRAX® remote monitoring system from Carbon 612 Corporation and one of its creditors. On May 13, 2013, we entered into an agreement with a patent assertion entity, pursuant to which we sold Endeavor the XTRAX® patents and obtained a perpetual, royalty-free, irrevocable, non-exclusive and worldwide license to develop, distribute and sell the products and services covered by the patents and to a portion of the revenues generated by patent enforcement activities. Our principal revenue during the period covered by this report has been amounts paid related to settlement of patent enforcement actions.

As of June 30, 2015, we had no products available for sale. There can be no assurance that our technology will be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

Since our inception in 1988, we have generated losses from operations. As of June 30, 2015, our accumulated deficit amounted to $76,987,436. As a result, we have limited capital resources. As of June 30, 2015, we had $115,729 of cash and cash equivalents and current liabilities of $1,154,977. These conditions raise substantial doubt about our ability to continue as a going concern.

                Subsequent to June 30, 2015, we delivered shares of Spiral formerly held by us as payment for various costs and expenses. As a result of these transfers, we now hold less than 50% of Spiral’s current outstanding shares.

We anticipate that our existing capital resources will enable us to continue operations for the next several months. In order to continue as a going concern beyond such time, we will need, among other things, additional capital resources.  Our plan to obtain such resources includes obtaining capital from existing shareholders and third parties, and fees for developmental activities.  In addition, we have taken several steps to address our liquidity requirements, including reducing our monthly operating expenses and to settling creditor obligations at less than stated amounts. However, we cannot provide any assurance that that these cost savings measures will be sufficient or that we will be successful in obtaining funds necessary to support ongoing operations. In addition, profitability will ultimately depend upon the level of revenues received from business operations and there is no assurance that we will attain profitability.

These unaudited condensed consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. No adjustment has been made to the carrying amount and classification of our assets and the carrying amount of our liabilities based on the going concern uncertainty. We have considered ASU 2014-15 in consideration of reporting requirements of the going concern financial statements.

Our headquarters are located at 5510 Merrick Road, Massapequa, New York 11758.  The elected year end is September 30.

NOTE 3. AGREEMENT AND PLAN OF REORGANIZATION WITH SPIRAL

On October 1, 2014, Fuse entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Spiral, a Nevada corporation, and Spiral Acquisition Sub, Inc., a newly formed, wholly-owned Nevada subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”) which occurred concurrently with entering into the Merger Agreement, Acquisition Sub merged with and into Spiral, and Spiral, as the surviving entity, became a 51% majority-owned subsidiary of Fuse.

At the closing of the Merger, 51% of the outstanding shares of Spiral (the “Spiral Shares”) were  acquired by the Company for an aggregate of 15 million newly issued shares of Common Stock, par value $ 0.001 per share, of Fuse (the “Fuse Common Stock”) or, at the election of any holder of the Spiral Shares, shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) if as a result of receiving Fuse Common Stock in connection with the Merger, such holder would hold in excess of 5% of the issued and outstanding shares of Fuse.  At the closing of the Merger, Fuse issued 3,269,808 shares of Fuse Common stock and 3,500,000 shares of Series C Preferred Stock to the former Spiral shareholders.  The Series C Preferred Stock is convertible into 11,730,192 common shares, subject to adjustment.

At the closing of the Merger, Fuse sold an aggregate of 3,200,000 shares of Series B Preferred Stock, $0.001 par value per share (the “Series B Preferred Stock”) in a private placement (the “Private Placement”) to accredited investors (the “Investors”) at a per share price of $0.50, for gross proceeds of $1,600,000. Each share of Series B Preferred Stock has a stated value of $0.50 and is convertible into shares of Fuse common stock equal to the stated value (and all accrued but unpaid dividends) divided by a conversion price equal to the lower of (i) $2.50 and (ii) during the period commencing on the initial issuance date and ending on the first trading day following the six month anniversary of the initial issuance date that there is traded a minimum of 3,000,000 shares at a price of $0.50 or greater, twenty percent (20%) of the lowest VWAP of Fuse common stock on the trading day during the twenty  (20) consecutive trading days ending on the trading day immediately preceding the conversion date (subject to adjustment). The Company is prohibited from effecting the conversion of the Series B Preferred Stock to the extent that as a result of such conversion, the holder beneficially owns more than 2.49%, in the aggregate, of the issued and outstanding shares of the Company’s common stock calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series B Preferred Stock.

Assets acquired and liabilities assumed. Per ASC 805-20, we measured Spirals’ assets and liabilities at fair value as of the acquisition date. The fair value of the assets acquired, consisting of cash, accounts receivable, investments, and fixed assets, were $86,193, $1,278, $1,125 and $24,967, respectively.  Liabilities assumed were accounts payable and accrued expenses of $37,382 and $1,500, respectively.  The net fair value of the acquired assets was $74,681.

Goodwill and Intangibles. Per ASC 805-30, we recorded goodwill of $21,633,882 and a non-controlling interest in a subsidiary of approximately $10 million. During the quarter ended December 31, 2014, we performed a goodwill impairment analysis and determined that the fair market value of the acquired goodwill was zero.  We wrote off the entire amount of acquired goodwill in the quarter ended December 31, 2014.

NOTE 4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation. The unaudited condensed consolidated financial statements include the accounts of our wholly owned subsidiaries, Fuse Science, Inc., a Delaware Corporation, and FS Consumer Products Group, Inc., a Florida corporation; our 60% owned subsidiary, Ultimate Social Network, Inc. (“USN”) and our 51% owned subsidiary, Spiral. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future, actual results could differ from these estimates.

Cash and Cash Equivalents. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The carrying value of those investments approximates their fair market value due to their short maturity and liquidity. Cash and cash equivalents include cash on hand and amounts on deposit with financial institutions, which amounts may at times exceed federally insured limits. We have not experienced any losses on such accounts and we do not believe we are exposed to any significant credit risk.

Cash and cash equivalents were $115,729 and $203 at June 30, 2015 and September 30, 2014, respectively.

Fair Value Measurements. The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, “Fair Value Measurements and Disclosures,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

In accordance with Accounting Standards Codification (“ASC”) 815, the Company’s warrant derivative liability is measured at fair value on a recurring basis, and is a level 3 measurement in the three-tier fair value hierarchy.

There were no transfers between the levels of the fair value hierarchy during the nine months ended June 30, 2015 and year ended September 30, 2014.

	As of June 30, 2015
		Fair Value Measurement Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available for sale:	$25	$25	$-	$-	$25

Total:	$25	$25	$-	$-	$25

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Marketable Securities. The Company’s marketable equity securities have been classified and accounted for as available-for-sale.  Management determines the appropriate classification of its investments at the time of purchase and re evaluates the designations at each balance sheet date.  We classify our marketable equity securities as either short-term or long-term based on the nature of each security and its availability for use in current operations.  Our marketable equity securities are carried at fair value, with the unrealized gains or losses reported as a component of shareholder’s equity.

Adjustments resulting from the change in fair value, included in accumulated other comprehensive loss in shareholder’s deficit, were loss, net of tax, of $726 and $0 as of June 30, 2015 and 2014, respectively.

Accounts Receivable. Accounts receivable are uncollateralized customer obligations due under normal trade terms.  The carrying amount of accounts receivable may be reduced by an allowance that reflects management's best estimate of the amounts that will not be collected.  Management reviews all accounts receivable balances and estimates the portion, if any, of the balance that will not be collected based on assessment of current credit worthiness. All accounts or portions thereof determined to be uncollectible are written off to the allowance for doubtful accounts. We recorded a write-off of $1,704 of accounts receivable as of June 30, 2015.

Long-Lived Assets Including Other Acquired Intangible Assets. Property and equipment is stated at cost.  Depreciation is computed by the straight-line method over estimated useful lives, which is between 3 years for computer equipment and 5-20 years for production equipment.   Intellectual property is amortized on a straight-line basis over its estimated economic life of 15 years and evaluated for impairment whenever events or changes in business circumstances indicated that the carrying value of the intellectual property may not be recoverable.   The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or the unamortized balance is warranted.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, we estimate fair value by using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We recognized an impairment loss of $20,625 for the three and nine months ended June 30, 2015.

Fair Value of Financial Instruments. We used the following methods and assumptions in estimating the fair values of each class of financial instruments disclosed herein:

•	Derivative Liability - These financial instruments are carried at fair value.

•
Notes Payable - Based upon the interest rates, current economic conditions, risk characteristics, collateral and other factors, the carrying amount of these financial instruments approximate market value (level 2 measurement).

Derivative Liability. We issued warrants to purchase our common stock in connection with the issuance of convertible debt. The warrants contain certain price protection provisions that reduce the exercise price of the warrants in certain circumstances. Also, we issued Series A and Series B Convertible Preferred Stock, which contain price protection provisions that reduce the conversion price of the preferred stock in certain circumstances. We determined that the warrants and preferred stock did not qualify for a scope exception under ASC 815 as they were determined not to be indexed to our common stock. Accordingly, we accounted for the warrants and Series A and Series B Convertible Preferred Stock as derivatives, recorded on the balance sheet at fair value, with the changes in fair value recognized in the consolidated statement of operations.

Revenue Recognition. We record revenue, net of discounts and allowances, when all of the following have occurred: persuasive evidence of an arrangement exists; the product has been shipped or delivered; the sales price to the customer is fixed or determinable; and collectability is reasonably assured.

In July 2014, we entered into a termination agreement with our major customer, which provided in part, that any inventory previously purchased by the customer is not subject to return.

Marketing, Advertising and Promotion Costs. Marketing, advertising and promotion costs are charged to operations as incurred and are included in sales and marketing expenses in the accompanying unaudited condensed consolidated statements of operations.  The amounts charged for the three months ended June 30, 2015 and 2014 were $18,189 and $258,489, respectively, and for the nine months ended June 30, 2015 and 2014, were $391,276 and $1,147,972, respectively.

Research and Development Expenses. We follow ASC 730-10, “Research and Development” and expense research and development costs when incurred.  Third-party research and development costs incurred, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage allocated to the research and development. Research and development costs of $52,264 and $177,652 were incurred for the three months ended June 30, 2015 and 2014, respectively, and $110,584 and $177,652 were incurred for the nine months ending June 30, 2015 and 2014, respectively.

Stock-Based Compensation Expenses. ASC 718, “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments, such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. The expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We accounts for stock options granted to employees and directors using the accounting guidance in ASC 718 “Stock Compensation” (“ASC 718”). In accordance with ASC 718, we estimate the fair value of service based options and performance based options on the date of grant, using the Black-Scholes pricing model.  In accordance with ASC 505-50, we estimate the fair value of service based options and performance based options at each reporting period until a measurement date is reached using the Black-Scholes pricing model.

We account for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity–Based Payments to Non-Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  the goods or services received; or the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of the performance commitment date or performance completion date.

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

Share-based expense totaled $20,678 and $483,839 for the three months ended June 30, 2015 and 2014, respectively, and $2,709,290 and $1,760,621 for the nine months ended June 30, 2015 and 2014, respectively.

Restricted Stock. We issue restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the common stock is measured at the earlier of the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty's performance is complete.

Related Parties. We follow ASC 850, “Related Party Disclosures” for the identification of related parties and disclosure of related party transactions.

Income Taxes. We account for income taxes under the liability method whereby deferred tax assets and liabilities are provided for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that the tax benefits will be realized. Realization of the deferred tax assets is dependent upon generating sufficient taxable income in the future. The amount of the deferred tax asset considered realizable could change in the near term if estimates of future taxable income are modified.

We assess our tax positions in accordance with "Accounting for Uncertainties in Income Taxes" as prescribed by the Accounting Standards Codification, which provides guidance for financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return for open tax years (generally a period of three years from the later of each return's due date or the date filed) that remain subject to examination by the Company's major tax jurisdictions. Generally, we are no longer subject to income tax examinations by major taxing authorities for years before September 30, 2011.

We assess our tax positions and determine whether hawse have any material unrecognized liabilities for uncertain tax positions.  We record these liabilities to the extent we deem them more likely than not to be incurred. Interest and penalties related to uncertain tax positions, if any, would be classified as a component of income tax expense in the accompanying consolidated statements of income.

We believe that we do not have any significant uncertain tax positions requiring recognition or measurement in the accompanying consolidated financial statements.

Non-Controlling Interest. Non-controlling interest in the Company’s unaudited condensed consolidated financial statements represents the 40% interest not owned by Fuse in USN, and the 49% interest not owned by Fuse in Spiral. USN had no operations during the twelve months ended September 30, 2014 and the nine months ended June 30, 2015. Spiral reported a loss of $457,637 for the nine months ended June 30, 2015.

Concentration of Credit Risk. One customer accounted for approximately 96% of the Company's net sales for the year ended September 30, 2014, which was in connection with Fuse’s legacy business of developing and marketing nutraceutical products,.

Net Income (Loss) Per Share. The Company’s net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share reflects the potential dilution that could occur if stock options and or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the losses of the Company. Outstanding options and warrants are not included in the calculation of diluted loss per share as their effect would be antidilutive.

The following is a reconciliation of the numerator and denominator used for the computation of basic and diluted net loss per common share:

	Three Months Ended
	June 30,
	2015	2014
Net loss available to stockholders of Fuse	$(448,307)	$(448,054)

Weighted average number of common shares – Basic	80,000,000	217,038
Weighted average number of common shares – Diluted	80,000,000	217,038
Net loss per common share - Basic	$(0.01)	$(2.06)
Net loss per common share - Diluted	$(0.01)	$(2.06)

	Nine Months Ended
	June 30,
	2015	2014
Net loss available to stockholders of Fuse	$(24,809,432)	$(8,502,410)
Weighted average number of common shares – Basic	65,549,691	205,651
Weighted average number of common shares – Diluted	65,549,691	205,651
Net loss per common share - Basic	$(0.38)	$(41.34)
Net loss per common share - Diluted	$(0.38)	$(41.34)

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

In November 2014, the FASB issued ASU 2014-16, “Derivatives and Hedging (Topic 815).” ASU 2014-16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Currently, we do not have any outstanding hybrid financial instruments, nor are we investors in any such instruments. Accordingly, we do not expect the adoption of ASU 2014-16 to have any effect on our financial position, results of operations or cash flows.

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

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on our present or future unaudited condensed consolidated financial statements.

NOTE 5. MARKETABLE SECURITIS

The following table shows the Company’s available-for-sale security, received from Endeavor, as of June 30, 2015:

	Cost	Unrealized Gains	Unrealized Losses	Fair Value
ENIP – 50,000 common shares:	$10,215	$-	$10,190	$25

NOTE 6. FIXED ASSETS

            Fixed Assets at June 30, 2015 and September 30, 2014 consisted of the following:

	June 30, 2015	September 30, 2014
Equipment	$3,374	$-
Website	13,750	13,750
Intangible assets	3,630	-
Fixed assets	20,754	13,750
Less: Accumulated depreciation	(11,280)	(7,923)
Fixed assets (net)	$9,474	$5,827

Assets are depreciated over there useful lives when placed in service.  Depreciation and amortization expense amounted to $1,169 and $6,021 for the three months ended June 30, 2015 and 2014, respectively, and $3,549 and $18,062 for the nine months ended June 30, 2015 and 2014, respectively.

We recognized an impairment loss of $20,625 on production equipment for the three and nine months ended June 30, 2015.

NOTE 7. NOTES PAYABLE

We had the following notes payable at June 30, 2015 and September 30, 2014.

	June 30,	September 30,
	2015	2014
Note payable (“July 2014 Note”)	$-	$20,000
	$-	$20,000

	June 30,	September 30,
	2015	2014
Current	$-	$20,000
Long term	-	-
Total	$-	$20,000

 In October 2014, we repaid the $20,000 due under the July 2014 Note.

January 2014 Notes

On January 3, 2014, we entered into a securities purchase agreement with two investors pursuant to which we issued and sold 12% senior secured convertible notes in the aggregate original principal amount of $1,000,000 (the “January 2014 Notes”) and warrants to purchase up to 467,243 (including 26,250 to the placement agent) shares of our common stock (the “January 2014 Warrants”). The Notes bear interest at 12% per year, payable together with principal on January 2, 2019. The Notes may be converted, at the option of the holder, into Fuse’s common stock, at any time following issuance, at an initial conversion price of $4.00 per share, subject to adjustment (the “Fixed Conversion Price”). From and after the six month anniversary of the issuance of the Notes, the conversion price of the Notes is equal to the lower of (i) the Fixed Conversion Price and (ii) sixty percent of the lowest weighted average price our common stock on any trading day for the sixty trading days immediately preceding any conversion of the January 2014 Notes (the “Alternative Conversion Price”, and together with the Fixed Conversion Price, the “Conversion Price”).  The Conversion Price is subject to anti-dilution adjustments. The January 2014 Notes are secured by a first lien on substantially all of Fuse’s assets pursuant to a pledge and security agreement among the parties.

The January 2014 Warrants are exercisable for a period of five years from issuance at a price of $5.18 per share, subject to adjustment. As of June 30, 2015, the exercise price of the January 2014 Warrants was reduced to $0.0006 per share. We have accounted for the January 2014 Warrants as derivatives (See Note 8).

We recorded debt discount for the full face value of the January 2014 Notes and a derivative liability at fair value for the January 2014 Warrants and the debt conversion feature of January 2014 Notes totaling $1,617,629, resulting in an expense of $604,504. Debt discount is amortized over the life of the January 2014 Notes using the effective interest method.

We determined the fair value on the issue date of the January 2014 Warrants and the debt conversion feature of the January 2014 Notes using the Black-Scholes valuation model with the following assumptions:

Expected term	18 months – 5 years
Expected average volatility	117.00 – 140.00%
Expected dividend yield	0%
Risk-free interest rate	0.28%

We paid the placement agent a fee of $43,400 and issued to the placement agent and their respective designees warrants to purchase 7% of the number of shares of common stock that are issuable pursuant to the January 2014 Notes and Warrants.

On August 27, 2014, holders of the January 2014 Notes converted all amounts due under the Notes into shares of Series A Convertible Preferred Stock (“Series A Prefs”) (See Note 8).

NOTE 8. DERIVATIVE LIABILITIES

Warrant Derivative Liability

The January 2014 Warrants contain price protection provisions that allow for the reduction in the exercise price of the Warrants in the event we subsequently issues stock or securities convertible into stock at a price lower than the exercise price of the Warrants. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of the January 2014 Warrants is increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of Warrants is the same as the aggregate exercise price in effect immediately prior to such adjustment. We accounted for the issuance of the January 2014 Warrants in accordance with FASB ASC Topic 815.

We measured our derivative warrant instruments at fair value at June 30, 2015 and September 30, 2014 using the Black-Scholes model, which approximates a binomial or lattice model. The derivative liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the warrant derivative liability have no effect on the Company’s cash flows.

The fair value of the January 2014 Warrants at June 30, 2015 and September 30, 2014 was $2,032 and $241,336, respectively, which is reported on the unaudited condensed consolidated balance sheet under the caption “Derivative Liabilities”.

Fair Value Assumptions Used in Accounting for Warrant Derivative Liabilities. We determined our warrant derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2015. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The key inputs used in the June 30, 2015 and September 30, 2014 fair value calculations were as follows:

	June 30, 2015	September 30, 2014
Stock Price	$0.003	$0.8
Volatility	130%-145%	130%-145%
Strike Price	$0.0006	$0.30
Risk-free Rate	0.28%	0.13%
Dividend Rate	0%	0%
Expected Life	12 months – 16 months	12 months – 16 months

Series A Convertible Preferred Stock

The Series A Prefs contain price protection provisions that allow for the reduction in the conversion price of the Series A Prefs.. We accounted for the Series A Prefs in accordance with FASB ASC Topic 815.

We measured our derivative preferred stock instruments at fair value at issuance based on a market approach method utilizing level 2 inputs, which include the following considerations:

•	The trading price of a share of our common stock at the pricing dates

•	Our market capitalization based on the publicly traded value of our common stock

•	The value of the exchange consideration

•	The value of publically traded shells

•	The sale by the Company of other preferred shares

The fair value of the Series A Prefs at June 30, 2015 and September 30, 2014 was $209,120 and $972,000, respectively, and is included in the unaudited condensed consolidated balance sheet under the caption “Derivative liabilities”.

Series B Convertible Preferred Stock

The Series B Convertible Preferred Stock (the “Series B Prefs”) contains price protection provisions that allow for the reduction in the conversion price of the Series B Prefs. We accounted for the Series B Prefs in accordance with FASB ASC Topic 815.

The fair value of the Series B Prefs at June 30, 2015 and October 3, 2014 was $6,400 and $160,000, respectively, and is included in the unaudited condensed consolidated balance sheet under the caption “Derivative liabilities”.

At June 30, 2015, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Fair Value Measurements at June 30, 2015
	Balance at June 30, 2015	Quoted Prices in Active Markets	Significant Other Observable Inputs	Significant Unobservable Inputs

		(Level 1)	(Level 2)	(Level 3)
Warrant derivative liabilities	$2,032	$-	$-	$2,032
Series A Prefs	209,120	-	209,120	-
Series B Prefs	6,400	-	-	6,400
	$217,552	$-	$209,120	$8,432

The following tables present the activity for liabilities measured at estimated fair value using unobservable inputs for the nine months ended June 30, 2015:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Derivative Liabilities
Beginning balance at September 30, 2014	$241,336
Issuance of Series B Prefs derivative liabilities	160,000
Changes in estimated fair value	(392,904)
Ending balance at June 30, 2015	$8,432

Fair Value Measurements Using Significant Observable Inputs (Level 2)
Derivative Liabilities
Beginning balance at September 30, 2014	$972,000
Changes in estimated fair value	(762,880)
Ending balance at June 30, 2015	$209,120

NOTE 9. CONVERTIBLE DEBT EXCHANGE

On August 27, 2014, we entered into exchange agreements with holders of the January 2014 Notes, holders of the November 2013 Notes and holders of other debt in the amount of $1,697,000 whereby the holders exchanged the debt, including accrued interest of approximately $160,000, for 1,500,000 shares of Series A Prefs. As of June 30, 2015, 1,360,874 shares of Series A Prefs are outstanding. .

NOTE 10. INCOME TAXES

We did not record any income tax benefit or expense for the losses for the nine months ended June 30, 2015 and 2014 because we determined that realization is not assured. We created a valuation allowance for the full amount of deferred tax assets.

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT)

Series A Convertible Preferred Stock

At June 30, 2015, we had 10 million authorized shares of Series A Prefs. At June 30, 2015 and September 30, 2014, we had 1,360,874 and 1,500,000 shares of Series A Prefs outstanding. We accounted for the Series A Prefs as a derivative liability (See Note 8).

Each share of Series A Prefs has a stated value of $2.00 and is convertible into shares of common stock equal to the stated value (and all accrued but unpaid dividends) divided by a conversion price equal to the lower of (i) $0.02 and (ii) twenty percent (20%) of the lowest dollar volume weighted average price, as defined (“VWAP”) of the common stock on the trading day during the twenty (20) consecutive trading days ending on the trading day immediately preceding the conversion date (subject to adjustment).  The Series A Prefs accrue dividends at a rate of 12% per annum, payable quarterly in arrears in cash or in kind, subject to certain conditions being met.  The Series A Prefs contain a seven year “make-whole” provision such that if Series A Prefs are converted prior to the seventh anniversary of the date of original issuance, the holder is entitled to receive the remaining amount of dividends that would accrue from the date of the conversion until such seven year anniversary.  The Company is prohibited from effecting the conversion of Series A Prefs to the extent that as a result of such conversion, the holder would beneficially own more than 2.49%, in the aggregate, of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon the conversion of the Series A Prefs.

Paid dividends related to Series A Prefs at June 30, 2015 amounted to $233,657. Undeclared dividends related to Series A Prefs as of June 30, 2015 and September 30, 2014 amounted to approximately $244,500 and $0, respectively and is included under “Accrued Expenses” in the balance sheet.

Series B Convertible Preferred Stock

At June 30, 2015, we had 3,200,000 authorized and outstanding shares of Series B Prefs. We accounted for the Series B Prefs as a derivative liability (See Note 8).

Each share of Series B Prefs has a stated value of $0.50 and is convertible into shares of common stock equal to the stated value (and all accrued but unpaid dividends) divided by a conversion price equal to the lower of (i) $2.50 and (ii) during the period commencing on the Initial Issuance Date and ending on the first Trading Day following the six (6) month anniversary of the Initial Issuance Date that there is traded a minimum of 30,000,000 shares at a price of $0.50 or greater, twenty percent (20%) of the lowest VWAP of the Common Stock on the Trading Day during the twenty  (20) consecutive Trading Days ending on the Trading Day immediately preceding the Conversion Date, subject to adjustment..

Series C Convertible Preferred Stock

At June 30, 2015, we had 3,500,000 authorized and issued shares of Series C Convertible Preferred Stock (“Series C Prefs”). Each share of Series C Prefs has a stated value of $0.001 and is convertible into 3.3514834 shares of our common stock for each share of Series C Prefs surrendered.

Common Stock

On March 19, 2014, the holders of our outstanding voting capital approved an amendment to our Articles of Incorporation to increase the number of shares of our authorized common stock from 40 million to 80 million.

On August 22, 2014, we filed a Certificate of Amendment to our Articles of Incorporation to effect a 1-for-200 reverse split of our issued and outstanding common stock.

On December 9, 2014, we filed a Certificate of Amendment to our Articles of Incorporation with the Secretary of State of Nevada which effected a 1-for-10 reverse stock split of our common stock; reduced the number of shares of our authorized common stock from 800,000,000 to 80,000,000; reduced the par value of our common stock from $0.001 per share to $0.0001 per share. FINRA confirmed the effectiveness of the reverse stock split on January 27, 2015.

At June 30, 2015 we had 80 million shares of authorized $0.0001 par value common stock. At June 30, 2015 and September 30, 2014, we had 80 million and 233,808 shares issued and outstanding, respectively, of common stock.

Transactions during the Nine Months Ended June 30, 2015

During the nine months ended June 30, 2015, we issued 734,895 shares of common stock to athletes and marketing consultants valued at approximately $316,739 pursuant to termination agreements; 676,000 shares of common stock to management valued at approximately $2,230,800 pursuant to termination agreements; 69,818,787 shares of common stock valued at approximately $9,211,461 pursuant to conversions of Series A Prefs; and 3,269,808 shares of common stock valued at approximately $10,790,367 in connection with the Merger. Holders of 1,252 shares of Series A Prefs were converted into 5,266,702 shares of common stock.

NOTE 12. INCENTIVE STOCK PLANS

2014 Equity Incentive Plan

On September 30, 2014, we adopted our 2014 Equity Incentive Plan (the “2014 Plan”) and reserved 1,030,000 shares of our common stock for issuance thereunder. The purpose of the 2014 Plan is to promote the success of the Company and to increase stockholder value by providing an additional means through the grant of awards to attract, motivate, retain and reward selected employees and other eligible persons. The 2014 Plan provides for the grant of incentive stock options, nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights and other types of stock-based awards to our employees, officers, directors and consultants.  Pursuant to the terms of the 2014 Plan, either the Board or a board committee is authorized to administer the plan, including determining which eligible participants will receive awards, the number of shares of common stock subject to the awards and the terms and conditions of such awards.  Unless earlier terminated by the Board, the 2014 Plan terminates at the close of business on September 30, 2024.

2011 Incentive Stock Plan

In October 2011, our board of directors adopted our 2011 Incentive Stock Plan (the “2011 Plan”), which was ratified by our shareholders in December 2011. The 2011 Plan provides for equity incentives to be granted to our employees, executive officers or directors or to key advisers or consultants. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Plan is administered by the board of directors. During 2013, we amended the terms of the plan and increased the number of shares available under the plan to 15% of our issued and outstanding common stock as of January 1 of each year.

2011 Endorsers Incentive Stock Plan

In October 2011, our board of directors adopted our 2011 Endorsers Incentive Stock Plan (the “2011 Endorsers Plan”) The 2011 Endorsers Plan provides for equity incentives to be granted to athletic and other celebrities who endorse our present and planned products. Equity incentives may be in the form of stock options with an exercise price not less than the fair market value of the underlying shares as determined pursuant to the 2011 Endorsers Plan, restricted stock awards, other stock based awards, or any combination of the foregoing. The 2011 Endorsers Plan is administered by the board of directors. 6,000,000 shares of our common stock are reserved for issuance pursuant to the exercise of awards under the 2011 Endorsers Plan.

Double Eagle Holdings, Ltd. 2011 Incentive Stock Plan

In October 2011, our board of directors adopted the Double Eagle Holdings, Ltd. 2011 Incentive Stock Plan (the "Double Eagle Plan"), which was approved by written consent of a majority of our shareholders in December 2011.  The maximum number of shares authorized and available under the Double Eagle Plan is 2,000,000 shares. Under the terms of the Double Eagle Plan, the options expire after 5 years.  We have reserved 20 million shares of our common stock for the grant of qualified incentive options or non-qualified options to employees and directors of Fuse or its parents or subsidiaries, and to non-employee directors, consultants and advisors and other persons who may perform significant services for or on behalf of the Company under the Plan.  Prices for incentive stock options must provide for an exercise price of not less than 100% of the fair market value of the common stock on the date the options are granted unless the eligible employee owns more than 10% of our common stock for which the exercise price must be at least 110% of such fair market value.

Total compensation expense for share based payment arrangements under the foregoing incentive stock plans amounted to approximately $137,200 and $1,760,000 for the nine month periods ended June 30, 2015 and 2014, respectively.

A summary of this activity during the nine months ended June 30, 2015 is as follows:

Weighted-
		Average	Number
	Number	Remaining	Of
Exercise	Of	Contractual	Options
Price Range	Options	Life (Years)	Exercisable
$0.08	233,319	4.00	233,319

The fair value of each option on the date of grant is estimated using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the nine months ended June 30, 2015:

Nine Months Ended June 30, 2015
Expected term	5 years
Expected average volatility	0.46%
Expected dividend yield	0%
Risk-free interest rate	1.63%
Expected annual forfeiture rate	0%

The fair value of each option on the date of grant is estimated using the Black-Scholes option valuation model.  The following weighted-average assumptions were used for options granted during the Year ended September 30, 2014:

Year Ended September 30, 2014
Expected term	1-3 years
Expected average volatility	100%-140%
Expected dividend yield	0%
Risk-free interest rate	0.25%-1.38%
Expected annual forfeiture rate	0%

At June 30, 2015, we had the following common stock equivalents underlying convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.
	Exercise Price	Shares
Detachable warrants	$0.0006	8,203
Detachable warrants	$0.0006	40,125
Detachable warrants	$0.0006	12,915
Detachable warrants	$0.0006	6,472
		67,715

At September 30, 2014, the Company had the following common stock equivalents from convertible debt and the detachable warrants issued with the convertible debt, which are not included in the information above.

	Price	Exercise Shares

Detachable warrants	$0.0007	8,203
Detachable warrants	$0.0007	40,125
Detachable warrants	$0.0007	12,915
Detachable warrants	$0.0007	6,472
		67,715

NOTE 13. COMMITMENTS AND CONTINGENCIES

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

NOTE 14. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date these unaudited condensed consolidated financial statements were available to be issued. Based on our evaluation no events other than the following have occurred that require disclosure:

Subsequent to June 30, 2015, we delivered shares of Spiral formerly held by us as payment for various costs and expenses. As a result of these transfers, we now hold less than 50% of Spiral’s present shares outstanding.

ITEM 2. MANAGEMENTS’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Form 10-K for the fiscal year ended September 30, 2014 originally filed with the Securities and Exchange Commission (the “SEC”) on January 13, 2015 and Form 10-K/A filed with the SEC on January 16, 2015. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements”. References to “Fuse” the “Company,” “we,” “us” and “our” refer to Fuse Science, Inc. and its consolidated subsidiaries; References to “Spiral” refer to our 51% owned subsidiary, Spiral Energy Tech, Inc.

General

Fuse Science, Inc. (“Fuse”, “our”, “us”, “we” or the “Company”) was incorporated in Nevada on September 21, 1988. Prior to 2002, the Company’s activities included developing and marketing data communications and networking infrastructure solutions for business, government and education. From 2007 to 2009, the Company was a “business development company” under the Investment Company Act of 1940. From April 2011 through October 1, 2014, the Company’s business involved developing and marketing nutraceutical products.

On October 1, 2014, Fuse entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Spiral, a Nevada corporation, and Spiral Acquisition Sub, Inc., a newly formed, wholly-owned Nevada subsidiary (“Acquisition Sub”). Upon closing of the transactions contemplated under the Merger Agreement (the “Merger”) which occurred concurrently with entering into the Merger Agreement, Acquisition Sub merged with and into Spiral, and Spiral, as the surviving entity, became a 51% majority-owned subsidiary of Fuse.

At the closing of the Merger, 51% of the outstanding shares of Spiral (the “Spiral Shares”) were  acquired by the Company for an aggregate of 15 million newly issued shares of Common Stock, par value $ 0.001 per share, of Fuse (the “Fuse Common Stock”) or, at the election of any holder of the Spiral Shares, shares of Series C Convertible Preferred Stock, par value $0.001 per share (the “Series C Preferred Stock”) if as a result of receiving Fuse Common Stock in connection with the Merger, such holder would hold in excess of 5% of the issued and outstanding shares of Fuse,.  At the closing of the Merger, Fuse issued 3,269,808 shares of Fuse Common stock and 3,500,000 shares of Series C Preferred Stock to the former Spiral shareholders.  The Series C Preferred Stock is convertible into 11,730,192 common shares, subject to adjustment.

Since October 1, 2014, Fuse, through its 51% owned subsidiary, Spiral has focused on developing and commercializing its proprietary SkyPorts drone support and Energy Demand Network (“EDEN”) technology. This technology seeks to permit a drone to operate predictably many miles outside of a “home range” limitation, defined by the drone’s finite battery power, by allowing for a flight path of numerous stops (or waypoints) at recharging stations along the way, thus extending the limit of the drone’s useful range. Currently, we do not plan to build or design any drones or autonomous vehicles; rather we intend to employ our technology in non-military drones manufactured by third party commercial manufacturers.

We have filed patents for technology related to SkyPorts and EDEN technology as follows:

•	US Provisional patent application No. 62/075,317; Drone Recharging Station and Method of Networking

•	US Provisional patent application No. 62/145,216; Controlling Autonomous UAV Delivery Based Fleet Services

Also, through Spiral, we are engaged in developing and commercializing our XTRAX® remote monitoring system, designed to measure the production of solar and other renewable energy systems and to enable transmission of the data via the cellular and radio frequency network (and potentially via microwave transmission network or satellite).  On April 25, 2013, we purchased the patents and trademarks relating to the XTRAX® remote monitoring system from Carbon 612 Corporation and one of its creditors. On May 13, 2013, we entered into an agreement with a patent assertion entity, pursuant to which we sold Endeavor the XTRAX® patents and obtained a perpetual, royalty-free, irrevocable, non-exclusive and worldwide license to develop, distribute and sell the products and services covered by the patents and to a portion of the revenues generated by patent enforcement activities. Our principal revenue during the period covered by this report has been amounts paid related to settlement of patent enforcement actions.

 Subsequent to June 30, 2015, we delivered shares of Spiral formerly held by us as payment for various costs and expenses. As a result of these transfers, we now hold less than 50% of Spiral’s current outstanding shares.

Results of Operations

Changes in results of operations for the three and nine month periods ended June 30, 2015 as compared to same three and nine month periods ended June 30, 2104 reflects the change in our business focus following our merger with Spiral. The Company’s current focus is developing and commercializing Spiral’s proprietary SkyPorts drone support and EDEN technology. Prior to the merger with Spiral, the Company’s business focus was developing and marketing nutraceutical products.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

	Three Months ended
	June 30,
	2015	2014	Change
Sales, net	$-	$57,261	$(57,261)
Cost of sales	-	1,248,639	(1,248,639)
Gross loss	$-	$(1,191,378)	$1,191,378

The Company had no sales during the three month period ended June 30, 2015 as compared to $57,261 for the three month period ended June 30, 2014.  Gross profit was zero during the three month period ended June 30, 2015 as compared to ($1,191,378) for the three month period ended June 30, 2014. The decrease in revenue and resulting change in gross loss is due to the change in business focus described above.

Operating Expenses

	Three Months ended
	June 30,
	2015	2014	Change

General and administrative	$263,381	$572,878	(309,497)
Research and development	52,264	177,652	(125,388)
Impairment of Goodwill	20,625	-	20,625
Loss on retirement of assets	-	37,543	(37,543)
Sales and Marketing	18,189	258,489	(240,300)
	$354,459	$1,046,562	$(692,103)

Operating expenses decreased by $692,103, from $1,045,562 for the three month period ended June 30, 2014 to $354,459 for the comparable period ended June 30, 2015, a change of 66%. Our expenses consisted mainly of general and administrative expenses.  Our sales and marketing expenses consisted of stock options costs from legacy endorsement deals recorded in the current period.

General and Administrative Expenses

	Three Months ended
	June 30,
	2015	2014	Change
Professional fees	$188,613	$278,875	$(90,262)
Salaries and benefits	20,489	294,013	(273,524)
Other general and administrative expense (income)	54,279	(10)	54,289
	$263,381	$572,878	$(309,497)

General and administrative expenses decreased by $309,497 from $572,878 for the period ended June 30, 2014 to $263,381 for the period ended June 30, 2015, a change of 54%. Our general and administrative expenses consisted mainly of professional fees and costs related to the merger with Spiral and development of its technology.

Other Income (Expense)

	Three Months ended
	June 30,
	2015	2014	Change

Other income	$114	$-	$114
Interest expense	(94,986)	(100,660)	5,674
Expense on issuance of derivative liabilities	-	(165,076)	165,076
Change in fair value of derivative liabilities	(72,009)	2,055,622	(2,127,631)
	$(166,881)	$1,789,886	$(1,956,767)

Interest expense, which is a non-cash item, primarily is attributable to interest expense accrued with respect to the Company’s Series A Preferred Stock, which is treated as a liability for financial statement purposes. Also included in interest expense is a non-cash charge for amortization of the beneficial conversion feature embedded in the Company’s Series B Convertible Preferred Stock. The change in fair value of our derivative liabilities is due to the difference in our stock on the relevant measurement date.

As a result of the foregoing, we recorded a net loss of $448,307 for the three months ended June 30, 2015 as compared to a net loss of $448,054 for the comparable period ended June 30, 2014, a change of $253.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

Revenue

	Nine Months ended
	June 30,
	2015	2014	Change
Sales, net	$-	$444,353	$(444,353)
Cost of sales	-	1,423,364	(1,423,364)
Gross loss	$-	$(979,011)	$979,011

The Company had no sales during the nine month period ended June 30, 2015 as compared to $444,353 for the nine month period ended June 30, 2014.  Gross profit was zero during the nine month period ended June 30, 2015 as compared to ($979,011) for the nine month period ended June 30, 2014. The decrease in revenue and change in gross loss is due to the change in business focus described above.

Operating Expenses

	Nine Months ended
	June 30,
	2015	2014	Change

General and administrative	$3,516,908	$2,664,092	852,816
Research and development	110,584	177,652	(67,068)
Impairment of Goodwill	21,654,507	-	21,654,507
Loss on retirement of assets	-	37,543	(37,543)
Sales and Marketing	391,276	1,147,972	$(756,696)
	$25,673,275	$4,027,259	$21,646,016

Operating expenses increased by $21,646,016, from $4,027,259 for the nine month period ended June 30, 2014 as compared to $25,673,275 for the comparable period ended June 30, 2015.

During the nine month period ended June 30, 2015, we recorded a one-time non-cash expense resulting from management’s determination that the acquired goodwill in the merger with Spiral was impaired and valueless.  Our sales and marketing expenses consisted of stock options costs from legacy endorsement deals recorded in the current period.

General and Administrative Expenses

	Nine Months ended
	June 30,
	2015	2014	Change
Professional fees	$879,275	$1,384,355	$(505,080)
Salaries and benefits	2,400,498	1,085,595	1,314,903
Other general and administrative expense	237,135	194,142	42,993
	$3,516,908	$2,664,092	$852,816

Professional fees decreased by $505,080 for the nine month period ended June 30, 2015 as compared to the comparable period ended June 30, 2014, primarily due to the decreased activity from the Company’s change in focus. We recorded a non-cash charge of $2,709,290 for share-based compensation and amortization of deferred compensation, representing  the  amortized  fair  value  of  stock  and  options  issued  for  services  to employees  and  non-employees, which was included in salaries and benefits for the nine month period ended June 30, 2015.

Other Income (Expense)

	Nine Months ended
	June 30,
	2015	2014	Change

Other income	$2,506	$-	$2,506
Interest expense	(285,032)	(560,774)	275,742
Expense on inducement of warrants exchange	-	(650,616)	650,616
Expense on issuance of derivative liabilities	-	(604,504)	604,504
Change in fair value of derivative liabilities	1,155,784	(1,680,246)	2,836,030
	$873,258	$(3,496,140)	$4,369,398

Interest expense, which is a non-cash item, primarily is attributable to interest expense accrued with respect to the Company’s Series A Preferred Stock, which is treated as a liability for financial statement purposes. Also included in interest expense is a non-cash charge for amortization of the beneficial conversion feature embedded in the Company’s Series B Convertible Preferred Stock. The change in fair value of our derivative liabilities is due to the difference in our stock on the relevant measurement date.

As a result of the foregoing, we recorded a net loss of $24,809,432 for the nine months ended June 30, 2015 as compared to a net loss of $8,502,410 for the comparable period ended June 30, 2014, a change of $16,307,022.

Liquidity and Capital Resources

Since our inception in 1988, we have generated losses from operations. As of June 30, 2015, our accumulated deficit amounted to $76,987,436. As a result, we have limited capital resources. As of June 30, 2015, we had $115,729 of cash and cash equivalents and current liabilities of $1,154,977. Cash used in operations for the nine months ended June 30, 2015 was $1,520,520. The audit report prepared by our independent registered public accounting firm relating to our financial statements for the fiscal year ended September 30, 2014 includes an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern.

We anticipate that our existing capital resources will enable us to continue operations for the next several months. In order to continue as a going concern beyond such time, we will need, among other things, additional capital resources.  Our plan to obtain such resources includes obtaining capital from existing shareholders and third parties, and fees for developmental activities.  In addition, we have taken several steps to address our liquidity requirements, including reducing our monthly operating expenses and to settling creditor obligations at less than stated amounts. However, we cannot provide any assurance that that these cost savings measures will be sufficient or that we will be successful in obtaining funds necessary to support ongoing operations. In addition, profitability will ultimately depend upon the level of revenues received from business operations and there is no assurance that we will attain profitability.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no material off-balance sheet arrangements.

Potential Litigation Liabilities

In the normal course of business, we may be confronted with issues or events that may result in a contingent liability. These generally relate to lawsuits, claims or the actions of various regulatory agencies. We consult with counsel and other appropriate experts to assess the claim. If, in our opinion, we have incurred a probable loss as set forth by accounting principles generally accepted in the United States, an estimate is made of the loss and the appropriate accounting entries are reflected in our financial statements. After consultation with legal counsel, we do not anticipate that liabilities arising out of currently pending or threatened lawsuits and claims will have a material adverse effect on our financial position, results of operations or cash flows.

Due to our present lack of unissued authorized capital, we are currently in default of certain provisions under our agreements with the holders of the Series A Convertible Preferred Stock. In May 2015, we held a special shareholder meeting seeking approval of an amendment to our Articles of Incorporation to increase our authorized capital. However, the amendment was not approved by our shareholders. Although we used our best efforts to increase our authorized capital, we remain in default so long as we continue to have insufficient capital to satisfy our obligations to the holders of the Series A Convertible Preferred Stock. While we have no present knowledge of pending or threatened litigation related to this matter, we cannot guarantee future lawsuits will not arise that could have a material adverse effect on our financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU'") No. 201 5-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods with in those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02. Consolidation (Topic 810): Amendments to the Consolidation Analysis, which is intended to improve targeted areas of consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures (collateralized debt obligations, col lateralized loan obligations, and mortgage-backed security transactions). In addition to reducing the number of consolidation models from four to two, the new standard simplifies the FASB Accounting Standards Codification and improves current U.S. GAA P by placing more emphasis on risk of loss when determining a controlling financial interest, reducing the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity ("VI E"), and changing consolidation conclusions for companies in several industries that typically make use of limited partnerships or VIEs. The ASU will be effective for fiscal years, and interim period s with in those fiscal year, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We do not expect the adoption of ASU 2015-02 to have a material effect on our financial position, results of operations or cash flows.

In January 2015, the FASB issued ASU No. 2015-01, "Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items." This ASU eliminates from U.S. GAA P the concept of extraordinary items. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. We do not expect the adoption of ASU 2015-01 to have a material effect on our financial posit ion, results of operations or cash flows.

In November 2014, the FASB issued ASU No. 2014-17, “Business Combinations (Topic 805): Pushdown Accounting." This ASU provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. An acquired entity may elect the option to apply pushdown accounting in the reporting period in which the change-in-control event occurs. If pushdown accounting is applied to an individual change-in-control event, that election is irrevocable. ASU 2014- 17 was effective on November 18, 20 14. The adoption of ASU 2014-17 did not have any effect on our financial position, results of operations or cash flows.

In November 2014, the FASB issued ASU 2014- 16, "Derivatives and Hedging (Topic 815)." ASU 2014- 16 addresses whether the host contract in a hybrid financial instrument issued in the form of a share should be accounted for as debt or equity. ASU 2014-16 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. We have no outstanding, nor are we investors in, hybrid financial instruments. Accordingly, we do not expect the adopt ion of ASU 2014-16 to have any effect on our financial position , results of operations or cash flows.

In August 2014, the FASB issued ASU No. 20 14-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40)". ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 20 14-15 to have a material effect on our financial position, results of operations or cash flows.

In  June 2014, the  FASB issued ASU  No. 2014-12, "Compensation  - Stock Compensation (Topic 7 18): Accounting for  Share-Based  Payments When  the Terms of an  Award  Provide  That  a  Performance Target Could  Be Achieved  after the Requisite Service Period ." This ASU  requires that  a performance target that affects vesting and  that could be achieved after the  requisite service period  be  treated  as  a performance  condition.  ASU  2014- 12 is effective  for  fiscal  years, and  interim periods  within  those fiscal years,  beginning after  December 15, 20 15.  We do not expect the adoption of ASU 2014- 12 to have a material effect on our financial position, results of operations or cash flows.

In  May  2014,  the FASB  issued  ASU  No. 2014-09, "Revenue  from  Contracts with  Customers (Topic  606)." ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts).  ASU  2014-09  is effective  for  fiscal  years,  and  interim  periods  with in  those  fiscal years, beginning after December  15, 2016.  We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and  interim  periods within those fiscal years, beginning on or after  December 15, 20 14. The adoption of ASU 20 14-08 did not have any effect on our financial position, results of operations or cash flows.

Recent accounting pronouncement s issued by the  FASB and  the SEC did not or are not believed by management  to have a material impact on the Company's present  or future condensed consolidated financial statements.

Critical Accounting Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts and related disclosures in the financial statements. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, and changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

 Long-lived Assets.  Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We recognized impairment losses of $20,625 for the three and nine months ended June 30, 2015.

Application of Significant Accounting Policies

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may, therefore, not be comparable to those of companies that comply with such new or revised accounting standards.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our Chief Executive Officer (“CEO”), the Company’s principal executive and financial officer, has not yet conducted an evaluation of the design and effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act as of the end of the period covered by this report. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Our CEO believes that as of June 30, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

Our CEO plans to review and implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopting sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy; and (iii) implementing sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

We are not a party to any pending legal proceeding, nor is our property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of our business. None of our directors, officers or affiliates is involved in a proceeding adverse to our business or has a material interest adverse to our business.

As disclosed elsewhere in this Quarterly Report on Form 10-Q, currently we are in default of certain provisions under our agreements with the holders of the Series A Convertible Preferred Stock. While we have no present knowledge of pending or threatened litigation related to this matter, it is possible litigation may arise in the future which may adversely affect us.

ITEM 1A. Risk Factors.

Not required for smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities.

Due to our present lack of unissued authorized capital, we are currently in default of certain provisions under our agreements with the holders of the Series A Convertible Preferred Stock due to our inability to permit the conversion of such preferred stock to shares of common stock. In May 2015, we held a special shareholder meeting seeking approval of an amendment to our Articles of Incorporation to increase our authorized capital. However, the amendment was not approved by our shareholders. Although we used our best efforts to increase our authorized capital, we remain in default so long as we continue to have insufficient capital to satisfy our obligations to the holders of the Series A Convertible Preferred Stock.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER

 None

ITEM 6. EXHIBITS

31.01* Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01* Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS** XBRL Instance Document

101.SCH** XBRL Taxonomy Extension Schema

101.CAL** XBRL Taxonomy Extension Calculation Linkbase

101.DEF** XBRL Taxonomy Extension Definition Linkbase

101.LAB** XBRL Taxonomy Extension Label Linkbase

101.PRE** XBRL Taxonomy Extension Presentation Linkbase

* Filed herewith

** Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2015	Fuse Science, Inc.

/s/ Ezra J. Green
Ezra J. Green
Chief Executive Officer