Form 10-Q/A
period 2015-06-30
Fuse Science, Inc.
filed 2015-09-15
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
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

-i-

EXPLANATORY NOTE TO 10-Q/A

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Fuse Science, Inc. (the “Company”) for the quarter ended June 30, 2015, originally filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2015 (the “Original Filing”).   The Company is filing this Amendment No. 1 solely to correct an erroneous reference to the name of the filing company in Exhibit 32.1 of the Original Filing.

Except as described above, no other amendments are being made to the Original Filing. This Amendment No.1 does not reflect events occurring after the filing of the Original Filing or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

-ii-

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

September 15, 2015	Fuse Science, Inc.

/s/ Ezra J. Green
Ezra J. Green
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)