Form 10-K
period 2015-09-30
Fuse Science, Inc.
filed 2022-02-23
CIK 842722

Table of Contents

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Large accelerated filer	Accelerated	Non-accelerated filer	Smaller reporting company
☐	☐	☐	☒
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

i

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

Because this technology is in the early stages of development, there can be no assurances the Company will successfully develop a working prototype or succeed in mass-producing the technology at a cost that is not prohibitively expensive, or that the technology, once- developed, will be successfully commercialized or gain widespread traction with consumers.

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

Competition

The Company’s competitors in the drone support space include Germany-based SkySense, Inc.’s Skysense Charging Pad.

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

Potential competitors may include Centrosolar America, Inc.’s CentroData monitoring system for residential photovoltaic installations, which offers web-based, not cellular, monitoring; AlsoEnergy, Inc.’s PowerTrack product which, according to their website, appears to be primarily directed to immediately detect any problem in a photovoltaic installation with immediate automated alerts to minimize downtime; AlsoEnergy, Inc.’s DECK Monitoring , a basic residential revenue-grade meter that is focused on system performance; Locus Energy, LLC’s web-based residential revenue grade meter that records performance data and stores it on a website for viewing by the homeowner or the homeowner’s installation contractor; and Energy, Inc.’s The Energy Detective lines of web-based meters, which are not revenue grade, are designed to measure and report the usage of electricity, can be installed by a skilled homeowner, but cannot be used to receive rebates, financing or trade credits.

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

Intellectual Property

In April 2013 the Company acquired the U.S. patent for a “Remote Access Energy Meter System and Method” (No. 7,336,201 – issued on February 26, 2008, and expiring on January 3, 2026) from one of Carbon 612 Corporation’s creditors for the purposes of using the patented technology in the Company’s own installations and operations . The Company also acquired the governing trademark from Carbon 612 Corporation. The patent covers remote monitoring through the use of one piece of electronic hardware via the wireless cellular network. In addition, the patent applies specifically to any energy generation facility that uses a power inverter to convert DC to AC electricity. By comparison, the Company believes that its competitors provide remote monitoring through the use of several distinct pieces of electronic hardware via the internet.

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

ITEM 2.	PROPERTIES

Not applicable

ITEM 3.	LEGAL PROCEEDINGS

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is currently traded in the over-the-counter market and is quoted on the OTCQB under the symbol "DROP."

Total Outstanding Shares

80,000,000 Total outstanding shares

Dividends on Common Stock

We have not previously declared a cash dividend on our common stock and we do not anticipate the payment of dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable

As a smaller reporting company, we are not required to provide the information required by this Item pursuant to 301(c) of Regulation S-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS

The discussion below is based upon the Company’s legacy business which is not currently generating revenue.

Forward Looking Statements

This analysis of our results of operations should be read in conjunction with the accompanying financial statements.

Revenues and Gross Profit

	Year ended September 30,		$	%
	2015	2015	Change	Change
Sales, net	$–	$448,627	$–	–
Cost of Sales	–	1,424,573	–	–
Gross Martin	$–	$(975,946)	–	–

Sales

Not applicable

Gross Profit

Not applicable

Operating Costs and Expenses

	Year ended September 30,		$
	2015	2015	Change
General and administrative	–	$3,065,428	$–
Sales and Marketing	–	1,179,836	–
Research and development	–	177,653
	–	$4,422,917	–

General and Administrative Expenses

Not applicable

	Year ended September 30,
	2015	2014
Professional fees	$–	$615,767
Salaries and benefits	–	665,983
Other general and administrative expense	–	1,783,678
	$–	$3,065,428

Professional Fees Expense

Not applicable

Salary and Benefits

Not applicable.

Sales and Marketing

Not Applicable

Research and Development

Not applicable

Other Income (Expense)

Not applicable

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

FUSE SCIENCE, INC.

FUSE SCIENCE, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

September 30, 2015 and 2014

CURRENT ASSETS
Accounts Receivable	$2,154.00
Other Assets	3,770.00
Investment in Marketable Securities	25.00
Prepaid	5,433.00
Bank	99,054.00
Total Current Assets	$110,436.00

FIXED ASSETS
Plant & Machinery	5,844.00
Less- Accumulated Depreciation	(1,461.00)
Intellectual Property	3,630.00
Total Fixed Assets	8,013.00
Total Assets	$118,449

LIABILITIES
Wages payable	–
Short-term liability	$510,229.00
Insurance Payable	222,612.00
Total Current Liabilities	732,841.00
Derivatives	217,552.00
Total Long-term Liabilities	$217,552.00
Total Liabilities	$950,393.00

EQUITY
Series A Stock	$1,361.00
Series B Stock	3,200.00
Series C Stock	3,500.00
Common Stock	8,000.00
Owner’s Investment	65,756,547.00
Accumulated other comprehensive loss	(726.00)
Retained Earnings/Accumulated Loss	(76,987,436.00)
Non-controlling Interest	10,383,610.00
Total Equities	$(831,944.00)
Total Liabilities and Equities	$118,449

FUSE SCIENCE, INC. AND SUBSIDIARIES

Profit & Loss Statement

September 30, 2015 and 2014

Amount
Sales Revenue	$–
Cost of Goods Sold	–
Gross Profit	$–

EXPENSES
Research and development	$52,264.00
Impairment of Goodwill	23,654,507.00
General and administrative expense	3,575,228.00
Advertising & Marketing	391,276.00
Operating expenses	25,673,275.00
Operating profit/loss	(25,673,275.00)

Other income	2,506.00
Interest expense	(285,032.00)
Change in fair value of derivative liabilities	1,155,784.00
Dividend on Series A preferred shares	(231,631.00)
Expense on issuance of warrant derivative liabilities	–
Loss on sale of marketable securities	(211.00)
Expense on inducement of warrant exchange	–
Total other income (expenses)	641,416.00
Net profit/loss	$(25,031,859.00)
Dividend on Series A preferred shares	(2,026.00)
Net loss	$(25,033,885.00)
Net loss attributable to the non-controlling interest	(224,242.00)
Net income (loss) attributable to Common Shareholders of Fuse Science, Inc.	$(24,809,643.00)
Other Comprehensive income
Unrealized loss on marketable securities	(515.00)
Comprehensive income (loss) attributable for Fuse Science, Inc. Common Shareholders	$(24,809,128.00)

FUSE SCIENCE, INC. AND SUBSIDIARIES

Cash Flow Statement

September 30, 2015 and 2014

Net loss	$(25,033,885.00)
Unrealized loss on marketable securities	(726.00)
Comprehensive net loss	(25,034,400.00)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	3,549.00
Bad debt	1,704.00
Stock and stock option compensation and deferred consulting	2,709,290.00
Inducement of warrant exchange	–
Amortization of discounts and financing fees	40,000,000
Change in fair value of derivative liabilities	(1,155,784.00)
Expense on issuance of derivative liabilities	–
Property and equipment expensed as research and development
Loss on retirement of assets
Dividend series A convertible preferred stock	233,657.00
Unrealized other comprehensive loss	726.00
Loss on impairment	21,654,507.00
Changes in operating assets and liabilities:
Increase (decrease) in operating assets:
Accounts receivable	(426.00)
Inventory	–
Prepaid expenses and other assets	(4,353.00)
Increase (decrease) in operating liabilities:
Accounts payable	(203,948.00)
Accrued expenses	243,112.00
Related party advances	(8,154.00)
Total adjustments	23,513,880.00
Net Cash Used in Operating Activities	$(1,520,520.00)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(1,517.00)
Purchase of intellectual property	(3,630.00)
Net Cash Used in Investing Activities	(5,147.00)
Gross Profit	$(15,033,885.00)

EXPENSES
Purchased conversion rights from a shareholder	(25,000.00)
Proceeds from Series B convertible preferred stock	1,600,000.00
Proceeds from loans	–
Repayment of notes payable	(20,000.000)
Proceeds from issuance of stock	–
Proceeds from warrant exercise	–
Net Cash Provided By Financing Activities	1,555,000.00
Net increase (decrease) in cash and cash equivalents	29,333.00
Cash and cash equivalents, beginning of period	86,396.00
Cash and cash equivalents,end of period	115,729.00
Supplemental cash flow information
Cash paid for interest	–
Cash paid for income taxes	–
Non-cash transactions:	–
Series C Convertible Preferred stock issued in merger	10,790,367.00
Beneficial conversion features on Series B convertible preferred stock	281,000.00
Net assets acquired in merger	146,667.00

Common stock issued for convertible notes payable and accrued interest	–
Transfers from derivative liability to additional paid in capital	74,681.00
Discount on debt recorded as derivative liability	–
Total Expenses	$43,902,519.00
Profit/Loss	$(68,936,404.00)

FUSE SCIENCE, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS

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

NON-CONTROLLING INTEREST

Not applicable

CONCENTRATION OF CREDIT RISK

Not applicable

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

RECLASSIFICATION

Not applicable

4.	FIXED ASSETS

Fixed Assets consisted of the following at September 30, 2015 and 2014:

	2015	2014
Equipment	$–	$–
Website	–	13,750
Display cases	$–	$–
Fixed assets	–	13,750
Less: Accumulated depreciation	–	(7,923)
Fixed assets (net)	$–	$5,827

5.	NOTES PAYABLE

Not applicable

6.	INCOME TAXES

The Company recorded no income tax benefit or expense for the losses for the years ended September 30, 2015, 2014

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

The U.S. Federal jurisdiction and Florida are the major tax jurisdictions where the Company files income tax returns.

7.	STOCKHOLDERS’ EQUITY (DEFICIT)

Not applicable

8.	INCENTIVE STOCK PLANS

Not applicable.

9.	COMMITMENTS AND CONTINGENCIES

Not applicable

10.	SUBSEQUENT EVENTS :

Not applicable

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

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

Not applicable

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

Audit Committee

The Company does not presently have a separately-designated standing audit committee, and the entire board of directors acts as the Company's audit committee. We do not currently have an "audit committee financial expert" since we currently do not have a separately- designated audit committee in place.

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

Section 16(a) Beneficial Ownership Reporting Compliance

On November 28, 2011, the board of directors appointed Rubin Hanan, who served as a consultant to the Company since September 2011, to the offices of President and Chief Operating Officer. We are presently party to a consulting services agreement with Executive Leadership Intelligence, Inc. (“ELI”), a consulting firm which Mr. Hanan founded (the “Consulting Agreement”) which had a term

Compensation of Directors Table

Not applicable

Narrative Disclosure to the Director Compensation Table

Not applicable

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2022.

FUSE SCIENCE, INC.

By:	/s/ Esau David Delke
Esau David Delke Principal Executive, Financial and Accounting officer

Date:  February 23, 2022

26