Form 10-Q
period 2015-12-31
Fuse Science, Inc.
filed 2022-02-23
CIK 842722

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                       .

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

i

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Fuse Science, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2015	September 30, 2014
	(unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$–	$203
Due from related parties	–	–
Investment in marketable securities	–	–
Prepaid	–	5,850
Other assets	–	–
Total Current Assets	–	6,053

Intellectual property, net	–	–
Fixed assets, net	–	5,827
Total Other Assets	–	5,827
TOTAL ASSETS	$–	$11,880

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$–	$1,080,619
Note payable, related party	–	20,000
Accrued expenses	–	–
Total Current Liabilities	–	1,100,619

Non-Current Liabilities
Derivative liability	–	1,213,336
TOTAL LIABILITIES	–	2,313,955

Stockholders’ Deficit
Fuse Science, Inc. Stockholders’ Deficit
Preferred stock, $0.001 par value; authorized 10,000,000 shares
Series A convertible preferred stock, $0.001 par value; 1,500,000 shares designated; 1,360,874 and 1,500,000 shares issued and outstanding, respectively	–	1,500
Series B convertible preferred stock, $0.001 par value; 3,200,000 shares designated; 3,200,000 and 0 shares issued and outstanding, respectively	–	–
Series C convertible preferred stock, $0.001 par value; 3,500,000 shares designated; 3,500,000 and 0 shares issued and outstanding, respectively	–	–
Common stock; 800,000,000 authorized; $0.0001 par value; 80,000,000 and 233,808 shares issued and outstanding	–	23
Additional paid in capital	–	50,000,750
Accumulated other comprehensive loss	–	–
Accumulated deficit	–	(52,178,004)
Total Fuse Science, Inc., stockholders deficit	–	(2,175,731)
Non-controlling interest	–	(126,344)
Total Stockholders’ Deficit	–	(2,302,075)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$11,880

See accompanying notes to unaudited condensed consolidated financial statements.

Fuse Science, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Sales, net	$–	$57,261	$–	$444,353
Cost of sales	–	1,248,639	–	1,423,364
Gross loss	–	(1,191,378)	–	(979,011)

Operating Expenses
Sales and marketing	–	258,489	–	1,147,972
Research and development	–	177,652	–	177,652
Impairment loss	–	–	–	–
Loss on retirement of assets	–	37,543	–	37,543
General and administrative expense	–	572,878	–	2,664,092
Total expenses	–	1,046,562	–	4,027,259

Net loss from operation	–	(2,237,940)	–	(5,006,270)

Other income (expense)
Other income (expense)	–	–	–	–
Interest expense	–	(100,660)	–	(560,774)
Expense on inducement of warrant exchange	–	–	–	(650,616)
Expense on issuance of warrant derivative liabilities	–	(165,076)	(604,504)
Change in fair value of derivative liabilities	–	2,055,622	–	(1,680,246)
Total other income (expense)	–	1,789,886	–	(3,496,140)

Net loss before taxes	–	(448,054)	–	(8,502,410)

Income tax benefit	–	–	–	–

Net loss	$–	$(448,054)	$–	$(8,502,410)

Dividend on Series A preferred shares	–	–	–	–

Net loss attributable to the non-controlling interest	–	–	–	–
Net loss attributable to Common Shareholders of Fuse Science, Inc.	$–	$(448,054)	$–	$(8,502,410)

Other Comprehensive Income
Unrealized loss on marketable securities	–	–	–	–

Comprehensive loss attributable to Fuse Science, Inc. Common Shareholders	$–	$(448,054)	$–	$(8,502,410)

Net loss per share attributable to Common Shareholders of Fuse Science, Inc.
Basic	$–	$(2.06)	$–	$(41.34)
Diluted	$–	$(2.06)	$–	$(41.34)

Weighted average number of shares outstanding
Basic	80,000,000	217,038	–	205,651
Diluted	80,000,000	217,038	–	205,651

See accompanying notes to unaudited condensed consolidated financial statements.

Fuse Science, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$–	$(8,502,410)
Unrealized loss on marketable securities Comprehensive net loss	–	–
Comprehensive net loss	–	(8,502,410)

Adjustments to reconcile net loss to net cash
Depreciation and amortization	–	18,062
Bad debt	–	32,813
Stock and stock option compensation and deferred consulting	–	1,760,621
Inducement of warrant exchange	–	650,616
Amortization of discounts and financing fees	–	429,731
Change in fair value of derivative liabilities	–	1,680,246
Expense on issuance of derivative liabilities	–	604,504
Property and equipment expensed as research and development	–	177,652
Loss on retirement of assets		37,544
Dividend series A convertible preferred stock	–	–
Unrealized other comprehensive loss	–	–
Loss on impairment	–	–
Changes in operating assets and liabilities:
(Increase) decrease in operating assets:
Accounts receivable	–	9,959
Inventory	1,335,306
Prepaid expenses and other assets	–	(104,903)
Increase (decrease) in operating liabilities:
Accounts payable	–	140,044
Accrued expenses	–	–
Related party advances	–	–
Total adjustments	–	6,772,195
Net Cash Used in Operating Activities	–	(1,730,215)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	–	–
Purchase of intellectual property	–	(17,585)
Net Cash Used in Investing Activities	–	(17,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchased conversion rights from a shareholder	–	–
Proceeds from Series B convertible preferred stock	–	–
Proceeds from loans	–	1,835,000
Repayments of notes payable	–	(125,000)
Proceeds from issuance of stock	–	–
Proceeds from warrant exercise	–	14,691
Net Cash Provided By Financing Activities	–	1,724,691

Net increase (decrease) in cash and cash equivalents	–	(23,109)
Cash and cash equivalents, beginning of period	–	29,430
Cash and cash equivalents, end of period	$–	$6,321

Supplemental cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–
Non-cash transactions:
Series C Convertible Preferred stock issued in merger	$–	$–
Beneficial conversion features on Series B convertible preferred stock	$–	$–
Net assets acquired in merger	$–	$–
Common stock issued for convertible notes payable and accrued interest	$–	$252,272
Transfers from derivative liability to additional paid in capital	$–	$3,098,549
Discount on debt recorded as derivative liability	$–	$1,275,309

See accompanying notes to unaudited condensed consolidated financial statements.

Fuse Science, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2015

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

The results of operations for the three and nine months ended December 31, 2015 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

As of December 31, 2015, we had no products available for sale. There can be no assurance that our technology will be commercially successful. In addition, we operate in an environment of rapid change in technology and are dependent upon the continued services of our current employees, consultants and subcontractors.

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

There were no transfers between the levels of the fair value hierarchy during the nine months ended December 31, 2015 and year ended September 30, 2014.

As of December 31, 2015 Fair Value Measurement Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Investments in Marketable Securities, available for sale:	$–	$–	$–	$–	$–

Total:	$–	$–	$–	$–	$–

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Marketable Securities. The Company’s marketable equity securities have been classified and accounted for as available-for- sale. Management determines the appropriate classification of its investments at the time of purchase and re evaluates the designations at each balance sheet date. We classify our marketable equity securities as either short-term or long-term based on the nature of each security and its availability for use in current operations. Our marketable equity securities are carried at fair value, with the unrealized gains or losses reported as a component of shareholder’s equity.

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

Research and Development Expenses. We follow ASC 730-10, “ Research and Development” and expense research and development costs when incurred. Third-party research and development costs incurred, including designing, prototyping and testing of product, are expensed when the contracted work has been performed or milestone results have been achieved. Indirect costs are allocated based on percentage usage allocated to the research and development.

Stock-Based Compensation Expenses. ASC 718, “Compensation – Stock Compensation prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments, such as employee stock ownership plans and stock appreciation rights. Share- based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. The expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

We accounts for stock options granted to employees and directors using the accounting guidance in ASC 718 “ Stock Compensation ” (“ASC 718”). In accordance with ASC 718, we estimate the fair value of service based options and performance based options on the date of grant, using the Black-Scholes pricing model. In accordance with ASC 505-50, we estimate the fair value of service based options and performance based options at each reporting period until a measurement date is reached using the Black-Scholes pricing model.

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

We assess our tax positions in accordance with “Accounting for Uncertainties in Income Taxes” as prescribed by the Accounting Standards Codification, which provides guidance for financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return for open tax years (generally a period of three years from the later of each return's due date or the date filed) that remain subject to examination by the Company's major tax jurisdictions. Generally, we are no longer subject to income tax examinations by major taxing authorities for years before September 30, 2011.

We assess our tax positions and determine whether we have any material unrecognized liabilities for uncertain tax positions. We record these liabilities to the extent we deem them more likely than not to be incurred. Interest and penalties related to uncertain tax positions, if any, would be classified as a component of income tax expense in the accompanying consolidated statements of income.

We believe that we do not have any significant uncertain tax positions requiring recognition or measurement in the accompanying consolidated financial statements.

Non-Controlling Interest. Non-controlling interest in the Company’s unaudited condensed consolidated financial statements represents the 40% interest not owned by Fuse in USN, and the 49% interest not owned by Fuse in Spiral. USN had no operations during the twelve months ended September 30, 2014 and the nine months ended December 31, 2015.

Concentration of Credit Risk. One customer accounted for approximately 96% of the Company's net sales for the year ended September 30, 2014, which was in connection with Fuse’s legacy business of developing and marketing nutraceutical products , .

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

	Three Months Ended December 31,
	2015	2014
Net loss available to stockholders of Fuse	$–	$(448,054)

Weighted average number of common shares – Basic	80,000,000	217,038
Weighted average number of common shares – Diluted	80,000,000	217,038
Net loss per common share - Basic	$–	$(2.06)
Net loss per common share - Diluted	$–	$(2.06)

	Nine Months Ended December 31,
	2015	2014
Net loss available to stockholders of Fuse	–	$(8,502,410)
Weighted average number of common shares – Basic	65,549,691	205,651
Weighted average number of common shares – Diluted	–	205,651
Net loss per common share - Basic	$–	$(41.34)
Net loss per common share - Diluted	$–	$(41.34)

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs . The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The amendments are effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The amendments are to be applied on a retrospective basis, wherein the balance sheet of each individual period presented is adjusted to reflect the period-specific effects of applying the new guidance. We do not expect the adoption of ASU 2015-03 to have a material effect on our financial position, results of operations or cash flows.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40)”. ASU 2014-15 provides guidance related to management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern and to provide related footnote disclosure. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have a material effect on our financial position, results of operations or cash flows.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) and Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” ASU 2014-08 amends the definition for what types of asset disposals are to be considered discontinued operations, as well as amending the required disclosures for discontinued operations and assets held for sale. ASU 2014-08 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2014. The adoption of ASU 2014-08 did not have any effect on our financial position, results of operations or cash flows.

Recent accounting pronouncements issued by the FASB and the SEC did not or are not believed by management to have a material impact on our present or future unaudited condensed consolidated financial statements.

NOTE 5. MARKETABLE SECURITIES

Not applicable

NOTE 6. FIXED ASSETS

Fixed Assets at December 31, 2015 and September 30, 2014 consisted of the following:

	December 31, 2015	September 30, 2014
Equipment	$–	$0
Website	–	13,750
Intangible assets	–	–
Fixed assets	–	13,750
Less: Accumulated depreciation	–	(7,923)
Fixed assets (net)	$–	$5,827

NOTE 7. NOTES PAYABLE

Not applicable

NOTE 8. FAIR VALUE ASSUMPTIONS USED IN ACCOUNTING FOR WARRANT DERIVATIVE LIABILITIES

Not Applicable

NOTE 9. CONVERTIBLE DEBT EXCHANGE

Not applicable

NOTE 10. INCOME TAXES

Not applicable.

NOTE 11. STOCKHOLDERS’ EQUITY (DEFICIT)

Not applicable

NOTE 12. INCENTIVE STOCK PLANS

Not applicable

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

Not applicable.

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

Results of Operations

Not applicable

The Company had no operations during the three month period ended December 31, 2015

Liquidity and Capital Resources

Not applicable

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no material off-balance sheet arrangements. Potential Litigation Liabilities

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

In June 2014, the FASB issued ASU No. 2014-12, "Compensation - Stock Compensation (Topic 7 18): Accounting for Share- Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ." This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014- 12 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 20 15. We do not expect the adoption of ASU 2014- 12 to have a material effect on our financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers (Topic 606)." ASU 2014-09 affects any entity using U.S. GAAP that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards (e.g., insurance contracts or lease contracts). ASU 2014- 09 is effective for fiscal years, and interim periods with in those fiscal years, beginning after December 15, 2016. We are still evaluating the effect of the adoption of ASU 2014-09. On April 1, 2015, the FASB voted to propose to defer the effective date of the new revenue recognition standard by one year.

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

ITEM 3 . QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our CEO believes that as of December 31, 2015, our disclosure controls and procedures are not designed at a reasonable assurance level and are ineffective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our CEO, as appropriate, to allow timely decisions regarding required disclosure. The conclusion was due to the presence of the following material weaknesses in disclosure controls and procedures due to our small size and limited resources: (i) inadequate segregation of duties and effective risk assessment; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both U.S. GAAP and SEC Guidelines; (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

Not applicable.

ITEM 1A. Risk Factors.

Not required for smaller reporting companies.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

ITEM 3. Defaults upon Senior Securities.

Not applicable

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. OTHER

None

ITEM 6. EXHIBITS

31.01* Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.01* Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

_______________

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 23, 2022	Fuse Science,

	By:	/s/ Esau David Delke
Esau David Delke Chief Executive Officer (Principal Executive officer and Principal Financial Officer)

